Form 10-Q
period 1995-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1995-05-12
CIK 755933

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                 March 31,            December 31,
                                                                                    1995                  1994
                                                                                 --------             -----------

 Assets
 Cash and due from banks                                                        $ 20,178              $ 22,865
 Federal funds sold                                                                7,900                 3,100
                                                                                --------              --------
 Total cash and cash equivalents                                                  28,078                25,965
                                                                                --------              --------
 Investment securities at amortized cost (approximate
       market value of $117,071 and $116,718)                                    119,146               121,512
 Securities available for sale at estimated  market value
        (amortized cost of $29,610 and $30,079)                                   27,647                27,269

 Loans                                                                           286,837               290,654
 Less:  Allowance for loan losses                                                  3,771                 3,839
                                                                                --------               -------
 Net loans                                                                       283,066               286,815
                                                                                --------               -------
 Premises and equipment, net                                                       4,945                 4,606
 Foreclosed real estate                                                            1,190                   880
 Accrued interest receivable and other assets                                     11,001                12,265
                                                                                --------              --------
 Total assets                                                                   $475,073             $ 479,312
                                                                                ========              ========
 Liabilities
 Deposits
       Non-interest bearing                                                     $ 64,293             $  66,435
       Interest bearing                                                          357,094               357,735
                                                                                --------              --------
 Total deposits                                                                  421,387               424,170

 Short-term borrowings                                                             9,302                11,702
 Accrued interest payable and other liabilities                                    4,069                 3,311
 Long-term borrowings                                                              3,750                 5,000
                                                                                --------              --------
 Total liabilities                                                               438,508               444,183
                                                                                --------              --------
 Stockholders' equity
 Preferred stock                                                                   5,000                 5,000
 Common stock                                                                      4,495                 4,495
 Capital surplus                                                                  11,333                11,333
 Retained earnings                                                                19,627                18,737
 Unrealized losses on securities available for sale                               (1,267)               (1,813)
                                                                                --------               -------
                                                                                  39,188                37,752
 Less:  Treasury stock                                                             2,623                 2,623
                                                                                --------               -------
 Total stockholders' equity                                                       36,565                35,129
                                                                                --------               -------
 Total liabilities and stockholders' equity                                     $475,073              $479,312
                                                                                ========              ========
 See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands except share data)



                                                                   Three months ended
                                                                         March 31,
                                                                   1995           1994
                                                                   -----          ----

Interest income
Interest and fees on loans                                        $6,688          $ 5,414
Interest on federal funds sold                                        72               94

Interest and dividends on securities
    Taxable interest income                                        2,289            1,933
    Interest income exempt from federal income taxes                                   14
    Dividends                                                         30               41
                                                                   -----            -----

Total interest income                                              9,094            7,496

Interest expense
Interest on deposits                                                3,417           2,389
Interest on short-term borrowings                                     145               3
Interest on long-term borrowings                                       63               -
                                                                    -----           -----
Total interest expense                                              3,625           2,392
                                                                    -----           -----
Net interest income                                                 5,469           5,104
Provision for loan losses                                             225             225
                                                                    -----           -----
Net interest income after provision
 for loan losses                                                    5,244           4,879
                                                                    -----           -----
Non-interest income
Service fees on deposit accounts                                      361             334
Net gain on sale of loans available for sale                           11               -
Accretion of discount in connection with acquisition                  190             190
Other                                                                 454             257
                                                                    -----           -----
Total non-interest income                                           1,016             781
                                                                    -----           -----
Non-interest expenses
Salaries and benefits                                               1,838           1,709
Net occupancy                                                         510             513
Furniture and equipment                                               151             172
Advertising and promotion                                             190             178
Federal Deposit Insurance Corporation assessment                      225             211
Foreclosed real estate expense                                         72             124
Other                                                               1,113             947
                                                                    -----           -----
Total non-interest expenses                                         4,099           3,854
                                                                    -----           -----
Income before  income taxes                                         2,161           1,806

Income taxes                                                          756             635
                                                                    -----           -----
Net income                                                        $ 1,405         $ 1,171
                                                                  =======         =======
Per common share                                                    $0.51           $0.42

See notes to consolidated financial statements


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)




                                                                                  Unrealized
                                                                                  Losses on
                                                                                  Securities
                                   Preferred     Common     Capital    Retained   Available     Treasury
                                     Stock       Stock      Surplus    Earnings   for Sale      Stock             Total
                                   ---------     ------     -------    --------   ----------    --------          -----

Balance at January 1, 1994          $5,000       $4,495     $11,333    $15,100     $     9       $(2,623)         $33,314
Net income                                                               1,171                                      1,171
Dividends on common stock
    at $0.175 per share                                                   (472)                                      (472)
Dividends on preferred stock                                               (28)                                       (28)
Decrease in market valuation-
    securities available for sale                                                    (781)                           (781)
                                    ------        -----      ------     ------      ------        ------           ------
Balance at March 31, 1994            5,000        4,495      11,333     15,771       (772)       (2,623)           33,204

Net income                                                               4,465                                      4,465
Dividends on common stock
    at $0.525 per share                                                 (1,415)                                    (1,415)
Dividends on preferred stock                                               (84)                                       (84)
Decrease in market valuation-
  securities available for sale                                                    (1,041)                         (1,041)
                                    ------        -----      ------     ------      ----
Balance at December 31, 1994         5,000        4,495      11,333     18,737     (1,813)       (2,623)           35,129

Net income                                                               1,405                                      1,405
Dividends on common stock
    at $0.18 per share                                                    (486)                                      (486)
Dividends on preferred stock                                               (29)                                       (29)
Increase in market valuation-
 securities available for sale                                                        546                             546
                                    ------        -----      ------     ------      ----

Balance at March 31, 1995           $5,000       $4,495     $11,333     $19,627  $(1,267)      $(2,623)           $36,565
                                    ======        =====      ======     =======   ======        ======             ======
See notes to consolidated financial statements.


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                             For the three months ended
                                                                                     March 31,
                                                                              1995             1994
                                                                              ----             ----

Cash flows from operating activities
Net income                                                                $   1,405          $ 1,171
Non-cash items included in earnings
   Depreciation and amortization of fixed assets                                192              210
   Amortization of securities premiums                                          378              390
   Accretion of securities discounts                                            (13)              (2)
   Amortization of premiums in connection with acquisition                      111               59
   Accretion of discount in connection with acquisition                        (190)            (190)
   Provision for loan losses                                                    225              225
   Provision for losses on foreclosed real estate                                 -               75
   Net gain on sale of  loans available for sale                                (11)               -
   Increase in carrying value of loans available for sale                       (30)               -
   Loss on sale of fixed assets                                                  25                -
(Increase) decrease in operating assets
   Net origination of loans available for sale                                 (215)         (10,156)
   Proceeds from sale of loans available for sale                               254                -
   Premium in connection with acquisition                                         -           (1,724)
   Accrued interest receivable                                                  289             (368)
   Other                                                                        566             (333)
Increase (decrease) in operating liabilities
   Accrued interest payable                                                     103              (32)
   Other                                                                        845              587
                                                                              -----           ------
Cash provided by (used for) operating activities                              3,934          (10,088)
                                                                              -----           ------
Cash flows from investing activities
Proceeds from (payments for)
   Net repayments of loans                                                    3,512            5,004
   Purchase of loans                                                           (356)             (86)
   Sale of loans                                                                  -              305
   Purchase of securities available for sale                                   (363)            (226)
   Maturities of securities available for sale                                  710              184
   Sale of securities available for sale                                        122               66
   Sale of foreclosed real estate                                                60                -
   Purchase of investment securities                                              -           (9,519)
   Maturities of investment securities                                        2,000            5,000
   Advances on foreclosed real estate                                             -              (79)
   Purchase of  fixed assets                                                   (560)             (24)
   Proceeds from sale of fixed assets                                             2                -
                                                                              -----            ------
Cash  provided by investing activities                                        5,127               625
                                                                              -----            ------
Cash flows from financing activities
Proceeds from (payments for)
   Deposits (less than) in excess of withdrawals                             (2,783)           12,456
   Retirement of other borrowings                                            (3,650)             (307)
   Acquisition of deposit accounts                                                -            26,468
   Dividends                                                                   (515)             (500)
                                                                              -----            ------
Cash (used for) provided by financing activities                             (6,948)           38,117
                                                                              -----            ------
Increase in cash and cash equivalents                                         2,113            28,654
Cash and cash equivalents, beginning of year                                 25,965            26,568
                                                                             ------            ------
Cash and cash equivalents, end of period                                    $28,078          $ 55,222
                                                                             ======            ======


Supplemental disclosure of cash flow information: Cash paid for:
     Interest                                                                $3,523          $  2,424
     Income taxes                                                                 -             1,000

Supplemental disclosure of non-cash investing activities
     Loans transferred to foreclosed real estate                                370                77
     Securitization of loans reclassified to securities
        available for sale                                                        -            19,980
     (Increase) decrease-market valuation of
        securities available for sale                                          (846)         $  1,291

See notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995


1.   FINANCIAL STATEMENTS

         The consolidated financial statements should be read in conjunction with the financial statements and schedules as presented in the Annual Report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1994.

         Consolidated financial data for the three months ended March 31, 1995 and 1994, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

2.  RECENTLY ISSUED ACCOUNTING STANDARD

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. SFAS No. 114 generally requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral. The fair value of collateral, as reduced by costs to sell on a discounted basis, is utilized if a loan is collateral dependent or foreclosure is probable. The adoption of these rules did not have an impact on the Company's financial condition and results of operations.



         The Company's recorded investment in impaired loans at January 1, 1995, is as follows: (in thousands)

                                                                                         Related
                                                                                        Allowance
                                                                                        For Loan
                                                                   Investment           Losses
                                                                  ----------           ---------

Impaired Loans:
     With a related allowance for loan losses. .  . . . . .      $  1,560,519        $   276,541
     Without a related allowance for loan losses. . . . . .         4,062,415                  -
                                                                 ------------        -----------
                                                                 $  5,622,415        $   267,541
                                                                 ============        ===========


         Charges in the allowance for loan losses for the two quarters ended March 31,  were as follows:  (in thousands)

                                                            1995                   1994
                                                            ----                   ----

Balance, beginning of year. . . . . . . . . . .            $3,839                 $3,905
   Provision charged to operations . . . . . . .              225                    225
   Loans charged off . . . . . . . . . . . . . .             (313)                  (367)
   Recoveries . . . . . . . . . . . . . . . . .                20                     32
                                                           ------                 ------
Balance, end of period . . . . . . . . . . . . .           $3,771                 $3,795
                                                           ======                 ======

3.  LEGAL PROCEEDINGS

         Interchange State Bank (the "Bank"), a wholly owned subsidiary of the Company, is a defendant in a lawsuit commenced in April 1989, (Great American Mortgage Corp., et al vs. Robert Utter, et al.) filed in Superior Court of New Jersey alleging that the Bank was statutorily liable in conversion for having paid checks drawn on demand deposit accounts of plaintiffs at the Bank bearing forged endorsements.

         On December 2, 1992, the Court directed judgment to be entered against the Bank in the total principal sum of $484,000, with prejudgment interest. On April 5, 1993, the Bank filed a Notice of Appeal of this judgment and, by virtue of post-judgment motions, the amount was reduced to the principal sum of $311,000 plus pre-judgment interest. This judgment was appealed and, by virtue of this appeal, the amount was further reduced to $245, 000. The matter remains on appeal and it is likely that the Bank's ultimate liability for this judgment will be either reduced to its proportionate share under contribution theories or it will be exonerated under indemnification theories.

         In a related matter, on January 8, 1993, an interlocutory judgment was entered against the Bank in the principal sum of $120,000 with prejudgment interest. The Bank has appealed this judgment and a stay of execution has been effected.

         The Bank is pursuing available legal actions against others who may be determined to be liable to contribute to or stand liable for these judgments.

         In 1992, the Company accrued $500,000 as a provision for an adverse judgment in this litigation. After considering this accrual, the Company, after consultation with legal counsel, anticipates no material adverse impact upon its consolidated financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1995 and 1994, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof. Results of Operations

         EARNINGS SUMMARY

         Net income in the first quarter of 1995 improved $234 thousand or 20.0% over the comparable 1994 period. The increase is primarily attributable to an increase of $184 thousand in collections of acquired loans in excess of their carrying values. In addition, earnings were positively affected by an increase in net interest income during the first quarter of 1995, resulting from higher levels of interest earning assets. In the first quarter of 1995, the average balance of interest earning assets increased 9.3% as compared to the same period in 1994.

         Earnings for the period were adversely affected by an increase in non-interest expenses of $245 thousand or 6.4%. This figure includes $129 thousand increase in salaries and benefits due to annual salary increases and the addition of new employees. In addition, it includes $52 thousand of additional deposit premium amortization resulting from a full quarter of amortization in 1995 as compared to a partial quarter amortization in 1994 related to the acquisition of a failed bank's deposits. Without these expenses, the overall increase would have been only 1.5% over last year.

         The Company's most important revenue source is net interest income which is the difference between interest earned on its interest earning assets, such as loans and investments, and the interest paid on its interest bearing liabilities, primarily deposits. Changes in net interest income from period to period result from increases or decreases in the average balances of interest earning assets and interest bearing liabilities and increases or decreases in the spread between the average rates earned on such assets and the average rates paid on such liabilities.

         For the three months ended March 31, 1995, net interest income on a tax equivalent basis, was $5.5 million, an increase of 7.1% over net interest income of $5.1 million in the same period of 1994. The principal factor in this improvement was an increase of approximately 9.3% in average interest earning assets resulting from the acquisition of $32.6 million of loans. An increase in interest expense partially offset the positive effects derived from interest earning assets. Interest expense increased due to an increase of approximately 9.8% in average interest bearing liabilities. The increase occurred in certificates of deposit and short and long-term borrowings which typically bear the highest interest rate. The short-term and long-term borrowings were used primarily to fund the loan acquisitions.

         NONPERFORMING ASSETS

         Nonperforming assets, consisting of nonaccrual loans, restructured loans and foreclosed real estate, increased $1.5 million from $5.3 million at March 31, 1994, to $6.8 million at March 31, 1995. For the first quarter 1995, nonperforming assets decreased $800 thousand from $7.6 million for the quarter ended December 31, 1994. The ratio of nonperforming assets to total loans and foreclosed real estate increased from 2.0% at March 31, 1994, to 2.4% at March 31, 1995. The ratio at March 31, 1995, decreased as compared to 2.6% at December 31, 1994. Provision for Loan Losses and Loan Loss Experience

         The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio. In its evaluation of the adequacy of the allowance for loan losses, management considers past loan loss experience, changes in the composition of nonperforming loans, the condition of borrowers facing financial pressure, the relationship of the current level of the allowance to the credit portfolio and to nonperforming loans and existing economic conditions. However, the process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

         The allowance for loan losses was $3.8 million at March 31, 1995, and $3.8 million at December 31, 1994, representing 55.7% and 50.7% of nonperforming assets at those dates, respectively.

SECURITIES

     Investment securities and securities available for sale consist of the following:  (in thousands)

                                                                         March 31, 1995
                                                ------------------------------------------------------------------------
                                                                          Gross                Gross
                                                Amortized              Unrealized             Unrealized           Market
                                                  Cost                   Gains                  Losses              Value
                                                ---------              ----------             ----------           ------
Investment securities
    Obligations of U.S. Treasury                $ 119,146               $   361               $ 2,436            $ 117,071
                                                  -------                  ----                 -----              -------
Securities available for sale
    U.S. Agencies                                  26,468                     -                 1,982               24,486
    Obligations of states and
       political subdivisions                       1,116                    17                     -                1,133
    Other debt securities                             148                     2                     -                  150
    Equity securities                               1,878                     -                     -                1,878
                                                  -------                  -----                -----               ------
                                                   29,610                    19                 1,982               27,647
                                                  -------                  -----                -----               ------

       Total securities                         $ 148,756               $   380               $ 4,418            $ 144,718
                                                  =======                  =====                =====              =======



                                                                         December 31, 1994
                                                -------------------------------------------------------------------------
                                                                           Gross              Gross
                                                Amortized               Unrealized          Unrealized             Market
                                                  Cost                     Gains              Losses                Value
                                                ---------                ---------           ---------             ------

Investment securities
    Obligations of U.S. Treasury                $ 121,512               $    47              $  4,841           $ 116,718
                                                  -------                  ----                 -----             -------
Securities available for sale
    Obligations of U.S. agencies                   26,855                     -                 2,823              24,032
    Obligations of states and
       political subdivisions                       1,442                    12                     2               1,452
    Other debt securities                             147                     3                     -                 150
    Equity securities                               1,635                     -                     -               1,635
                                                  -------                  -----               ------              ------
                                                   30,079                    15                 2,825              27,269
                                                  -------                  -----               ------              ------
       Total securities                         $ 151,591               $    62              $  7,666          $  143,987
                                                  =======                  =====               ======             =======


At March 31, 1995, the contractual maturities of investment securities and securities available for sale are as follows: (in thousands)


                                                                                          Securities
                                               Investment Securities                 Available for Sale
                                              -----------------------            --------------------------
                                              Amortized        Market               Amortized        Market
                                                 Cost          Value                  Cost            Value
                                              ---------      ----------             ---------        ------

Within 1 year                                $ 14,102          $ 14,140              $   846         $   851
After 1 but within 5 years                     83,913            82,140                  195             200
After 5 but within 10 years                    21,131            20,791                  123             125
After 10 years                                      -                 -               26,568          24,593
Equity securities                                   -                 -                1,878           1,878
                                              -------           -------              -------          ------
            Total                            $119,146          $117,071              $29,610         $27,647
                                              =======           =======              =======          ======


CAPITAL ADEQUACY

The table below presents the Company's capital position as of March 31, 1995: (dollars in thousands)



Stockholders' equity                                                                    $  36,565
Intangible assets                                                                          (2,310)
Unrealized loss-securities available for sale                                               1,267
                                                                                           ------
Tier 1 capital                                                                             35,522

Allowable portion of allowance
      for loan losses
                                                                                            3,477
                                                                                           ------
Total risk-based capital                                                                $  38,999
                                                                                           ======

Risk weighted assets                                                                    $ 278,194
                                                                                          =======

                                                                                         Minimum
                                                                     Actual            Requirement
                                                                     ------            -----------
Risk-based ratio
      Tier 1                                                         12.77%                 4.00%
      Total                                                          14.02                  8.00

Leverage capital ratio                                                7.57                  3.00



         LIQUIDITY

         Liquidity is the ability to provide promptly and economically the cash necessary to meet customer credit needs and satisfy deposit withdrawal requirements. Cash and cash equivalents totaled $28.1 million as of March 31, 1995, up from $26.0 million as of December 31, 1994. As of March 31, 1995, securities maturing within one year amounted to $14.9 million, down from $15.3 million at December 31, 1994.

         Another source of liquidity is borrowing capability. The Bank has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, the Federal Reserve discount window, credit services through its membership in the Federal Home Loan Bank, sales of securities under repurchase agreements as well as loan participation or sales of loans and sales of securities available for sale. The Company also generates liquidity from the regular principal payments made on its portfolio of loans.

         The Company believes that these sources of liquidity are adequate to meet its needs.



                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to Form 10-K filed for the year ended December 31, 1994.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibit is furnished herewith:
                  Exhibit No. 11  Statement Re:  Computation of Per Share Earnings
         (b)      No reports on Form 8-K have been filed during the quarter ended March 31, 1995.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the
undersigned   thereunto  duly   authorized.

INTERCHANGE   FINANCIAL   SERVICES CORPORATION


by:      /s/Robert N. Harris
         -------------------
         Robert N. Harris
         Executive Vice President