Form 10-Q
period 1995-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1995-08-14
CIK 755933

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                     June 30,              December 31,
                                                                                       1995                    1994
                                                                                     -------                ----------

 Assets
 Cash and due from banks                                                           $ 22,367                  $ 22,865
 Federal funds sold                                                                  13,900                     3,100
                                                                                     ------                    ------
 Total cash and cash equivalents                                                     36,267                    25,965
                                                                                     ------                    ------
 Investment securities at amortized cost  (approximate
       market value of $116,542 and $116,718)                                       115,789                   121,512
 Securities available for sale at estimated  market value
       (amortized cost of $31,506 and $30,079)                                       30,637                    27,269

 Loans                                                                              287,982                   290,654
 Less:  Allowance for loan losses                                                     3,849                     3,839
                                                                                    -------                   -------
 Net loans                                                                          284,133                   286,815
                                                                                    -------                   -------
 Premises and equipment, net                                                          5,246                     4,606
 Foreclosed real estate                                                                 949                       880
 Accrued interest receivable and other assets                                        10,422                    12,265
                                                                                    -------                    ------
 Total assets                                                                      $483,443                  $479,312
                                                                                   ========                   =======
 Liabilities
 Deposits
       Non-interest bearing                                                       $  73,558                  $ 66,435
       Interest bearing                                                             358,484                   357,735
                                                                                    -------                   -------
 Total deposits                                                                     432,042                   424,170

 Short-term borrowings                                                                7,100                    11,702
 Accrued interest payable and other liabilities                                       3,477                     3,311
 Long-term borrowings                                                                 2,500                     5,000
                                                                                     ------                    ------
 Total liabilities                                                                  445,119                   444,183
                                                                                    -------                   -------
 Stockholders' equity
 Preferred stock                                                                      5,000                     5,000
 Common stock                                                                         4,495                     4,495
 Capital surplus                                                                     11,333                    11,333
 Retained earnings                                                                   20,679                    18,737
 Unrealized losses on securities available for sale,
      net of income taxes                                                             (560)                   (1,813)
                                                                                     -------                  -------
                                                                                     40,947                    37,752
 Less:  Treasury stock                                                                2,623                     2,623
                                                                                     ------                    ------
 Total stockholders' equity                                                          38,324                    35,129
                                                                                     ------                    ------
 Total liabilities and stockholders' equity                                        $483,443                  $479,312
                                                                                    =======                   =======



                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)



                                                                           Three months ended                   Six months ended
                                                                                 June 30,                            June 30,
                                                                          ------------------                   ------------------
                                                                          1995            1994                1995           1994
                                                                          -----           ----                ----           ----

Interest income
Interest and fees on loans                                               $6,802         $5,357             $13,490          $10,771
Interest on federal funds sold                                              117            202                 189              296
Interest and dividends on securities
    Taxable interest income                                               2,267          2,162               4,556            4,095
    Interest income exempt from federal income taxes                         14             19                  29               33
    Dividends                                                                50             32                  80               73
                                                                          -----          -----              ------           ------
Total interest income                                                     9,250          7,772              18,344           15,268

Interest expense
Interest on deposits                                                      3,666          2,545               7,083            4,934
Interest on short-term borrowings                                           117              5                 262                8
Interest on long-term borrowings                                             44              -                 107                -
                                                                          -----          -----               -----            -----
Total interest expense                                                    3,827          2,550               7,452            4,942
                                                                          -----          -----              ------           ------
Net interest income                                                       5,423          5,222              10,892           10,326
Provision for loan losses                                                   375            225                 600              450
                                                                          -----          -----              ------           ------
Net interest income after provision
 for loan losses                                                          5,048          4,997              10,292            9,876
                                                                          -----          -----              ------           ------
Non-interest income
Service fees on deposit accounts                                            374            390                 735              724
Net gain on sale of loans available for sale                                 11             15                  22               15
Net gain on sale of securities available for sale                            15              -                  15                -
Accretion of discount in connection with acquisition                        190            190                 380              380
Other                                                                       523            549                 977              806
                                                                          -----          -----               -----           ------
Total non-interest income                                                 1,113          1,144               2,129            1,925
                                                                          -----          -----               -----           ------
Non-interest expenses
Salaries and benefits                                                     1,832          1,728               3,670            3,437
Net occupancy                                                               515            483               1,025              996
Furniture and equipment                                                     178            160                 329              332
Advertising and promotion                                                   189            167                 379              345
Federal Deposit Insurance Corporation assessment                            240            213                 465              424
Foreclosed real estate expense                                               38             93                 110              217
Other                                                                       849          1,112               1,962            2,059
                                                                          -----          -----               -----            -----
Total non-interest expenses                                               3,841          3,956               7,940            7,810
                                                                          -----          -----               -----            -----
Income before  income taxes                                               2,320          2,185               4,481            3,991

Income taxes                                                                755            776               1,511            1,411
                                                                          -----          -----               -----            -----
Net income                                                               $1,565         $1,409              $2,970           $2,580
                                                                         ======         ======              ======           ======
Per common share                                                          $0.57          $0.51               $1.08            $0.94
                                                                         ======         ======              ======           ======
See notes to consolidated financial statements


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)




                                                                                  Unrealized
                                                                                  Losses on
                                                                                  Securities
                                   Preferred     Common     Capital    Retained   Available     Treasury
                                     Stock       Stock      Surplus    Earnings   for Sale      Stock             Total
                                   ---------     ------     -------    --------   ----------    --------          -----

Balance at January 1, 1994          $5,000       $4,495     $11,333    $15,100     $    9        $(2,623)         $33,314
Net income                                                               2,580                                      2,580
Dividends on common stock
    at $0.35 per share                                                    (944)                                      (944)
Dividends on preferred stock                                               (56)                                       (56)
Decrease in market valuation-
    securities available for sale                                                  (1,534)                         (1,534)
                                    ------        -----      ------     ------      ------        ------           ------
Balance atJune 30, 1994              5,000        4,495      11,333     16,680     (1,525)        (2,623)          33,360

Net income                                                               3,056                                      3,056
Dividends on common stock
    at $0.35 per share                                                    (943)                                      (943)
Dividends on preferred stock                                               (56)                                       (56)
Decrease in market valuation-
  securities available for sale                                                      (288)                           (288)
                                    ------        -----      ------     ------      -----         ------           ------
Balance at December 31, 1994         5,000        4,495      11,333     18,737     (1,813)       (2,623)           35,129

Net income                                                               2,970                                      2,970
Dividends on common stock
    at $0.36 per share                                                    (971)                                      (971)
Dividends on preferred stock                                               (57)                                       (57)
Increase in market valuation-
 securities available for sale                                                      1,253                           1,253
                                    ------        -----      ------     ------      -----         ------          -------

Balance at June 30 , 1995           $5,000       $4,495     $11,333    $20,679    $  (560)       $(2,623)         $38,324
                                    ======        =====      ======    =======     ======         ======          =======
See notes to consolidated financial statements.



                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              For the six months ended
                                                                                        June 30,
                                                                              ------------------------
                                                                               1995                1994
                                                                               ----                ----

Cash flows from operating activities
Net income                                                                   $2,970              $2,580
Non-cash items included in earnings
   Depreciation and amortization of fixed assets                                395                 429
   Amortization of securities premiums                                          748                 782
   Accretion of securities discounts                                            (27)                 (4)
   Amortization of premiums in connection with acquisition                      222                 181
   Accretion of discount in connection with acquisition                        (380)               (380)
   Provision for loan losses                                                    600                 450
   Reduction in carrying value of foreclosed real estate                          -                 100
   Net gain on sale of securities available for sale                            (15)                  -
   Net gain on sale of  loans available for sale                                (22)                (15)
   Net gain on sale of foreclosed real estate                                   (13)               (135)
   Increase in carrying value of loans available for sale                       (81)                  -
   Loss on sale of fixed assets                                                  25                   -
(Increase) decrease in operating assets
   Net origination of loans available for sale                                 (193)            (13,842)
   Proceeds from sale of loans available for sale                               837                 901
   Premium in connection with acquisition                                         -              (1,724)
   Accrued interest receivable                                                  209                (413)
   Other                                                                        761                  (4)
Increase in operating liabilities
   Accrued interest payable                                                     141                   6
   Other                                                                         25                 116
                                                                              -----              ------
Cash provided by (used for) operating activities                              6,202             (10,972)
                                                                              -----              ------
Cash flows from investing activities
Proceeds from (payments for)
   Net repayments of loans                                                    2,076               3,410
   Purchase of loans                                                           (502)            (31,173)
   Sale of loans                                                                 -                  309
   Purchase of securities available for sale                                 (4,915)             (1,031)
   Maturities of securities available for sale                                1,146                 374
   Sale of securities available for sale                                      2,359                 116
   Sale of foreclosed real estate                                               309                 543
   Purchase of investment securities                                              -             (10,585)
   Maturities of investment securities                                        5,000               9,000
   Advances on foreclosed real estate                                           (18)               (106)
   Purchase of  fixed assets                                                 (1,100)               (291)
   Sale of fixed assets                                                           3                   -
                                                                              -----              ------
Cash  provided by (used for) investing activities                             4,358             (29,434)
                                                                              -----              ------
Cash flows from financing activities
Proceeds from (payments for)
   Deposits in excess of withdrawals                                          7,872               4,561
   Retirement of other borrowings                                            (7,102)               (307)
   Acquisition of deposit accounts                                                -              26,468
   Dividends                                                                 (1,028)             (1,000)
   Short-term borrowings                                                          -               6,900
                                                                              -----              ------
Cash (used for) provided by financing activities                               (258)             36,622
                                                                              -----              ------
Increase (decrease) in cash and cash equivalents                             10,302              (3,784)

Cash and cash equivalents, beginning of year                                 25,965              26,568
                                                                             ------              ------
Cash and cash equivalents, end of period                                    $36,267             $22,784
                                                                             ======              ======

Supplemental disclosure of cash flow information: Cash paid for:
     Interest                                                                $7,311              $4,936
     Income taxes                                                             1,443               1,589

Supplemental disclosure of non-cash investing activities:
     Loans transferred to foreclosed real estate                                347                 233
     Securitization of loans reclassified to securities
        available for sale                                                        -              27,417
     (Increase) decrease-market valuation of securities
        available for sale                                                 $ (1,941)            $ 1,525

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1995


1.   Financial Statements
     --------------------

     The consolidated financial statements should be read in conjunction with the financial statements and schedules as presented in the Annual Report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1994.

     Consolidated financial data for the six months ended June 30, 1995 and 1994 are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

2.  Legal Proceedings
    -----------------

     Interchange State Bank (the "Bank"), a wholly owned subsidiary of the Company, was a defendant in a lawsuit commenced in April 1989, (Great American Mortgage Corp., et al vs. Robert Utter, et al.) filed in Superior Court of New Jersey alleging that the Bank was statutorily liable in conversion for having paid checks drawn on demand deposit accounts of plaintiffs at the Bank bearing forged or irregular endorsements.

     On December 2, 1992, the Court directed judgment to be entered against the Bank in the total principal sum of $484 thousand with prejudgment interest. On April 5, 1993, the Bank filed a Notice of Appeal of this judgment and, by virtue of post-judgment motions, the amount was reduced to the principal sum of $311 thousand plus pre-judgment interest. This judgment was appealed and, by virtue of this appeal, the amount was further reduced to $245 thousand. The matter remained on appeal until May 8, 1995 at which time, by Court order, the matter was settled. Pursuant thereto, the Bank has paid a total of $89 thousand against the aforesaid judgment, which has now been discharged of record. The Bank continues to pursue various parties for recoupment of the aforesaid monies under which it is likely that the Bank's liability for the payment will either be reduced to its proportionate share under contribution theories or it will be exonerated under indemnification theories.

     In a related matter, on January 8, 1993, an interlocutory judgment was entered against the Bank in the principal sum of $120 thousand with prejudgment interest. The Bank has appealed this judgment and a stay of execution has been effected.

     In 1992, the Company accrued $500 thousand as a provision for an adverse judgment in this litigation. Based on the May 8, 1995 partial settlement of these matters, the Company has reduced the reserve by $250 thousand to $161 thousand which the Company and its legal counsel believe is adequate to cover any remaining liabilities related to these matters.

     The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, after consultation with legal counsel, is expected to have a material, adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the six months ended June 30, 1995 and 1994 and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

Results of Operations
---------------------
     Earnings Summary
     ----------------

     Net income in the first six months of 1995 improved $390 thousand or 15.1% over the comparable 1994 period. The increase was primarily attributable to the increase in net interest income of $566 thousand for the six-month period ended June 30, 1995 over the same period a year ago. The improvement in net interest income resulted from a 7.6% increase in average earning assets for the six-month period ended June 30, 1995 over the same period a year ago. For the same periods, net yield on average earning assets decreased ten basis points. In addition, earnings were favorably impacted by the settlement of a 1992 lawsuit against the banking subsidiary (see legal proceedings in notes to consolidated financial statements). The settlement resulted in a $250 thousand reduction of a previously established reserve, adding $162 thousand to net income. Furthermore, earnings were positively affected by an increase of $187 thousand in the recognition of discounts related to purchased loans.

     Earnings for the period were adversely affected by an increase in the provision for loan losses of $150 thousand (see provision for loan losses and loan loss experience). Furthermore, earnings were negatively impacted by an increase in non-interest expenses of $130 thousand. Salaries and benefits increased $233 thousand and made up the largest portion of the increase. The increase resulted from annual salary increases and new employees. Increases in other non-interest expenses were offset by a reduction of $250 thousand to the litigation reserve discussed above.

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

     For the six  months  ended  June 30,  1995  net  interest  income  on a tax equivalent basis, was $10.9 million, an increase of 5.5% over net interest income of $10.3 million in the same period in 1994. The principal factor in this improvement was an increase of approximately 7.6% in average interest earning assets resulting from loan acquisitions of $25.7 million in June 1994 and $6.9 million in October 1994. An increase in interest expense partially offset the positive effects derived from interest earning assets. Interest expense increased due to an increase of 7.2% in average interest bearing liabilities. The increase occurred mostly in certificates of deposit and borrowings which typically bear the highest interest rate. The borrowings were used primarily to fund the loan acquisitions.

     Nonperforming Assets
     --------------------

     Nonperforming assets, consisting of nonaccrual loans, restructured loans and foreclosed real estate, increased $646 thousand from $5.4 million at June 30, 1994 to $6.1 million at June 30, 1995. In the second quarter of 1995 nonperforming assets decreased $698 thousand from $6.8 million at March 31, 1995. The ratio of nonperforming assets to total loans and foreclosed real estate increased from 1.9% at June 30, 1994 to 2.1% at June 30, 1995. The ratio at June 30, 1995 decreased as compared to 2.6% at December 31, 1994.

     Provision for Loan Losses and Loan Loss Experience
     --------------------------------------------------

     The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio. In its evaluation of the adequacy of the allowance for loan losses, management considers past loan loss experience, changes in the composition of nonperforming loans, the condition of borrowers facing financial pressure, the relationship of the current level of the allowance to the loan portfolio and to nonperforming loans and existing economic conditions. However, the process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

     The provision for loan losses was increased $150 thousand during the quarter ended June 30, 1995 to bring the allowance for loan losses to a level that is commensurate with the increase in loan activity. As of June 30, 1995 gross loans were $288 million as compared to $280 million at the same date in 1994.

     The allowance for loan losses was $3.8 million at June 30, 1995 and December 31, 1994 representing 63.4% and 50.7% of nonperforming assets at those dates, respectively.

Securities

     Investment securities and securities available for sale consist of the following:  (in thousands)

                                                                         June 30, 1995
                                                ------------------------------------------------------------------------
                                                                          Gross                Gross
                                                Amortized              Unrealized             Unrealized           Market
                                                  Cost                   Gains                  Losses              Value
                                                ---------              ----------             ----------           ------
Investment securities
    Obligations of U.S. Treasury                $ 115,789               $ 1,560           $       807            $ 116,542
                                                  -------                  ----                 -----              -------
Securities available for sale
    Obligation of U.S. Agencies                    28,041                     5                   895               27,151
    Obligations of states and
       political subdivisions                         882                    19                     -                  901
    Other debt securities                             148                     2                     -                  150
    Equity securities                               2,435                     -                     -                2,435
                                                  -------                  -----                -----               ------
                                                   31,506                    26                   895               30,637
                                                  -------                  -----                -----               ------

       Total securities                         $ 147,295               $ 1,586               $ 1,702            $ 147,179
                                                  =======                 ======                =====              =======



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
                                                  =======                  =====               ======             =======


At June 30, 1995, the contractual maturities of investment securities and securities available for sale are as follows: (in thousands)


                                                                                             Securities
                                                  Investment Securities                  Available for Sale
                                               --------------------------            ---------------------------
                                               Amortized         Market             Amortized              Market
                                                Cost             Value                 Cost                Value
                                               --------          --------            -------              ------

Within 1 year                                  $ 17,155          $ 17,183            $   612             $    617
After 1 but within 5 years                       81,676            81,827              4,191                4,202
After 5 but within 10 years                      16,958            17,532                123                  125
After 10 years                                        -                 -             24,145               23,258
Equity securities                                     -                 -              2,435                2,435
                                               --------          --------            -------              -------
                        Total                  $115,789          $116,542            $31,506              $30,637
                                               ========          ========            =======              =======




Capital Adequacy

The table below presents the Company's capital position as of June 30, 1995: (dollars in thousands)



Stockholders' equity                                                                               $ 38,324
Intangible assets                                                                                    (2,199)
Unrealized loss-securities available for sale                                                           560
                                                                                                     ------
Tier 1 capital                                                                                       36,685


Allowable portion of allowance
      for loan losses                                                                                 3,517
                                                                                                    -------
Total risk-based capital                                                                            $40,202
                                                                                                    =======


Risk weighted assets                                                                               $281,339
                                                                                                   ========


                                                                                                   Minimum
                                                                               Actual             Requirement
                                                                               ------             -----------

Risk-based ratio
      Tier 1                                                                   13.04%                 4.00%
      Total                                                                    14.29                  8.00

Leverage capital ratio                                                          7.75                  3.00




    Liquidity
    ---------

     Liquidity is the ability to provide promptly and economically the cash necessary to meet customer credit needs and satisfy deposit withdrawal requirements. Cash and cash equivalents totaled $36.3 million at June 30, 1995 up from $26.0 million at December 31, 1994. As of June 30, 1995 securities maturing within one year amounted to $17.8 million, up from $15.3 million at December 31, 1994.

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




                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     Interchange State Bank (the "Bank"), a wholly owned subsidiary of the Company, was a defendant in a lawsuit commenced in April 1989, (Great American Mortgage Corp., et al vs. Robert Utter, et al.) filed in Superior Court of New Jersey alleging that the Bank was statutorily liable in conversion for having paid checks drawn on demand deposit accounts of plaintiffs at the Bank bearing forged or irregular endorsements.

     On December 2, 1992, the Court directed judgment to be entered against the Bank in the total principal sum of $484 thousand with prejudgment interest. On April 5, 1993, the Bank filed a Notice of Appeal of this judgment and, by virtue of post-judgment motions, the amount was reduced to the principal sum of $311 thousand plus pre-judgment interest. This judgment was appealed and, by virtue of this appeal, the amount was further reduced to $245 thousand. The matter remained on appeal until May 8, 1995 at which time, by Court order, the matter was settled. Pursuant thereto, the Bank has paid a total of $89 thousand against the aforesaid judgment, which has now been discharged of record. The Bank continues to pursue various parties for recoupment of the aforesaid monies under which it is likely that the Bank's liability for the payment will either be reduced to its proportionate share under contribution theories or it will be exonerated under indemnification theories.

     In a related matter, on January 8, 1993, an interlocutory judgment was entered against the Bank in the principal sum of $120 thousand with prejudgment interest. The Bank has appealed this judgment and a stay of execution has been effected.

     In 1992, the Company accrued $500 thousand as a provision for an adverse judgment in this litigation. Based on the May 8, 1995 partial settlement of these matters, the Company has reduced the reserve by $250 thousand to $161 thousand which the Company and its legal counsel believe is adequate to cover any remaining liabilities related to these matters.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     On May 25, 1995 at the annual meeting, the following matters were submitted to a vote of security holders:

(a)  Election of directors.  Anthony D. Andora, J. Fletcher Creamer,  Jr., David
     R. Ficca and Benjamin Rosenzweig were re-elected, by the common shareholders, as directors of Interchange Financial Services Corporation. The votes were as follows:
                                              For         Against       Abstain
                                          ---------       -------       -------


     Anthony D. Andora                     2,393,293       1,244          -
     J. Fletcher Creamer, Jr.              2,391,958       2,579          -
     David R. Ficca                        2,393,597         940          -
     Benjamin Rosenzweig                   2,392,428       2,109          -

(b) Approval of an amendment to the stock option plan of 1989 to increase from 80,000 to 270,000 the number of shares available to be issued pursuant to the plan. The votes were as follows:
                                             For          Against       Abstain
                                          ---------       -------       -------
     Amendment to stock option
      plan of 1989                         1,631,740     272,837       43,175

(c) Ratification of appointment of Deloitte & Touche LLP as independent auditors. The votes were as follows:

                                             For          Against       Abstain
                                          ---------       -------       -------
      Ratification of appointment
       of independent auditors            2,384,061        2,175         8,301

     The total number of shares of Interchange Financial Services Corporation common stock outstanding as of April 20, 1995 the record date for the annual meeting, was 2,697,100.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  The following exhibits are furnished herewith:

          Exhibit No.
          ----------
          10 Material contracts

               (a) Agreement for legal services between Andora, Palmisano & Geaney and the Company dated April 27, 1995.

               (b)  Change in Control  Agreement  dated May 22, 1995 for Anthony
                    S. Abbate

               (c) Change in Control Agreement dated May 22, 1995 for Robert N. Harris

               (d) Change in Control Agreement dated May 22, 1995 for Richard Latrenta

               (e) Change in Control Agreement dated May 22, 1995 for Frank Giancola

          11 Statement Re: Computation of Per Share Earnings

     (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995.




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