Form 10-Q
period 1995-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1995-11-13
CIK 755933


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                September 30,        December 31,
                                                                                    1995                 1994
                                                                                -----------          -----------

 ASSETS
 Cash and due from banks                                                         $21,123                $22,865
 Federal funds sold                                                                1,450                  3,100
                                                                                  ------                 ------

 Total cash and cash equivalents                                                  22,573                 25,965
                                                                                  ------                 ------
 Investment securities at amortized cost  (approximate
       market value of $116,223 and $116,718)                                    115,443                121,512
 Securities available for sale at estimated  market value
       (amortized cost of $31,176 and $30,079)                                    30,267                 27,269

 Loans                                                                           294,517                290,654
 Less:  Allowance for loan losses                                                  3,758                  3,839
                                                                                 -------                -------
 Net loans                                                                       290,759                286,815
                                                                                 -------                -------
 Premises and equipment, net                                                       5,455                  4,606
 Foreclosed real estate                                                            1,255                    880
 Accrued interest receivable and other assets                                     10,209                 12,265
                                                                                  ------                 ------
 TOTAL ASSETS                                                                   $475,961               $479,312
                                                                                ========               ========
 LIABILITIES
 Deposits
       Non-interest bearing                                                     $ 64,361               $ 66,435
       Interest bearing                                                          363,920                357,735
                                                                                 -------                -------
 Total deposits                                                                  428,281                424,170

 Short-term borrowings                                                             5,100                 11,702
 Accrued interest payable and other liabilities                                    3,731                  3,311
 Long-term borrowings                                                              1,250                  5,000
                                                                                 -------                 ------
 Total liabilities                                                               438,362                444,183
                                                                                 -------                -------
 STOCKHOLDERS' EQUITY
 Preferred stock
                                                                                       -                  5,000
 Common stock                                                                      4,495                  4,495
 Capital surplus                                                                  12,110                 11,333
 Retained earnings                                                                21,581                 18,737
 Unrealized losses on securities available for sale,
      net of income taxes                                                           (587)                (1,813)
                                                                                  -------                ------
                                                                                  37,599                 37,752
 Less:  Treasury stock
                                                                                       -                  2,623
                                                                                  ------                 ------
 Total stockholders' equity                                                       37,599                 35,129
                                                                                  ------                 ------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $475,961               $479,312
                                                                                 =======                =======
 See notes to consolidated financial statements


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)



                                                                       Three months ended                 Nine months ended
                                                                         September 30,                      September 30,
                                                                      -------------------                --------------------
                                                                        1995           1994                1995            1994
                                                                        -----          ----                ----            ----

INTEREST INCOME
Interest and fees on loans                                             $6,878         $6,246             $ 20,368         $17,017
Interest on federal funds sold                                            179             24                  368            320
Interest and dividends on securities
    Taxable interest income                                             2,235          2,185                6,791           6,280
    Interest income exempt from federal income taxes                       12             15                   41              48
    Dividends                                                              43             40                  123             113
                                                                        -----          -----               ------          ------
TOTAL INTEREST INCOME                                                   9,347          8,510               27,691          23,778

INTEREST EXPENSE
Interest on deposits                                                    3,730          2,662               10,813           7,596
Interest on short-term borrowings                                          90            116                  352             124
Interest on long-term borrowings                                           23              -                  130               -
                                                                        -----          -----               ------           -----
TOTAL INTEREST EXPENSE                                                  3,843          2,778               11,295           7,720
                                                                        -----          -----               ------           -----

NET INTEREST INCOME                                                     5,504          5,732               16,396          16,058
Provision for loan losses                                                 225            225                  825             675
                                                                        -----          -----               ------          ------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                        5,279          5,507               15,571          15,383
                                                                        -----          -----               ------          ------
NON-INTEREST INCOME
Service fees on deposit accounts                                          375            408                1,110           1,132
Net gain/(loss) on sale of loans available for sale                         -            (29)                  22             (14)
Net gain on sale of securities available for sale                           -              -                   15               -
Accretion of discount in connection with acquisition                      190            190                  570             570
Other                                                                     256            360                1,233           1,166
                                                                        -----           ----                -----           -----
TOTAL NON-INTEREST INCOME                                                 821            929                2,950           2,854
                                                                        -----           ----                -----           ----
NON-INTEREST EXPENSES
Salaries and benefits                                                   1,798          1,712                5,468           5,149
Net occupancy                                                             522            479                1,547           1,475
Furniture and equipment                                                   177            147                  506             479
Advertising and promotion                                                 201            164                  580             509
Federal Deposit Insurance Corporation assessment                          (14)           230                  451             654
Foreclosed real estate expense                                             46             47                  156             264
Other                                                                   1,193          1,122                3,155           3,181
                                                                        -----          -----               ------          ------
TOTAL NON-INTEREST EXPENSES                                             3,923          3,901               11,863          11,711
                                                                        -----          -----               ------          ------
Income before  income taxes                                             2,177          2,535                6,658           6,526

Income taxes                                                              762            905                2,273           2,316
                                                                        -----          -----              -------          ------
NET INCOME                                                             $1,415         $1,630               $4,385          $4,210
                                                                        =====          =====               ======          ======
PER COMMON SHARE                                                        $0.51          $0.59                $1.59           $1.53
                                                                        =====          =====               ======          ======
See notes to consolidated financial statements


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)




                                                                                  Unrealized
                                                                                  Losses on
                                                                                  Securities
                                   Preferred     Common     Capital    Retained   Available     Treasury
                                     Stock       Stock      Surplus    Earnings   for Sale      Stock             Total
                                   ---------     ------     -------    --------   ----------    --------          -----

Balance at January 1, 1994          $5,000       $4,495     $11,333    $15,100     $    9        $(2,623)         $33,314
Net income                                                               4,210                                      4,210
Dividends on common stock
    at $0.525 per share                                                 (1,415)                                    (1,415)
Dividends on preferred stock                                               (84)                                       (84)
Decrease in market valuation-
   securities available for sale,
   net of income taxes                                                             (1,752)                         (1,752)
                                    ------        -----      ------     ------      ------        ------           ------
Balance at September 30, 1994        5,000        4,495      11,333     17,811     (1,743)        (2,623)          34,273

Net income                                                               1,426                                      1,426
Dividends on common stock
    at $0.175 per share                                                    (472)                                      (472)
Dividends on preferred stock                                               (28)                                       (28)
Decrease in market valuation-
  securities available for sale,
  net of income taxes                                                                 (70)                            (70)
                                    ------        -----      ------     ------      -----         ------           ------
Balance at December 31, 1994         5,000        4,495      11,333     18,737     (1,813)       (2,623)           35,129

Net income                                                               4,385                                      4,385
Dividends on common stock
    at $0.54 per share                                                  (1,456)                                    (1,456)
Dividends on preferred stock                                               (85)                                       (85)
Purchase of 32,000 preferred stock
Retirement of 100,000 shares                                                                     (1,600)           (1,600)
  of preferred stock                (5,000)                     777                               4,223                 -
Increase in market valuation-
  securities available for sale,
  net of income taxes                                                               1,226                           1,226
                                    ------        -----      ------     ------      -----         ------          -------

Balance at September 30 , 1995      $    -       $4,495     $12,110    $21,581    $  (587)       $     -          $37,599
                                    ======        =====      ======    =======     ======         ======          =======
See notes to consolidated financial statements.



                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  For the nine months ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                    1995                1994
                                                                                  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $4,385              $4,210
Non-cash items included in earnings
   Depreciation and amortization of fixed assets                                     618                 636
   Amortization of securities premiums                                             1,106               1,167
   Accretion of securities discounts                                                 (40)                 (6)
   Amortization of premiums in connection with acquisition                           333                 292
   Accretion of discount in connection with acquisition                             (570)               (570)
   Provision for loan losses                                                         825                 675
   Reduction in carrying value of foreclosed real estate                               -                 100
   Net gain on sale of securities available for sale                                 (15)                  -
   Net gain on sale of  loans available for sale                                     (22)                 14
   Net gain on sale of foreclosed real estate                                        (13)               (209)
   Increase in carrying value of loans available for sale                            (74)                  -
   Loss on sale of fixed assets                                                       27                   -
(Increase) decrease in operating assets
   Net origination of loans available for sale                                      (484)            (15,454)
   Proceeds from sale of loans available for sale                                    837               2,129
   Premium in connection with acquisition                                              -              (1,724)
   Accrued interest receivable                                                        56                (637)
   Other                                                                           1,008                (295)
Increase in operating liabilities
   Accrued interest payable                                                          226                  38
   Other                                                                             194                  11
                                                                                   -----              ------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                   8,397              (9,623)
                                                                                   -----              ------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for)
   Net origination of loans                                                      (4,407)               (231)
   Purchase of loans                                                               (642)            (33,644)
   Sale of loans                                                                      -               1,809
   Purchase of securities available for sale                                     (4,915)             (1,018)
   Maturities of securities available for sale                                    1,351               2,592
   Sale of securities available for sale                                          2,484                 185
   Sale of foreclosed real estate                                                   309               1,066
   Purchase of investment securities                                             (3,999)            (10,585)
   Maturities of investment securities                                            9,000              12,000
   Advances on foreclosed real estate                                               (78)               (106)
   Purchase of  fixed assets                                                     (1,514)               (526)
   Sale of fixed assets                                                               4                   -
                                                                                  -----              ------
CASH USED FOR INVESTING ACTIVITIES                                               (2,407)            (28,458)
                                                                                  -----              ------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments for)
   Deposits in excess of withdrawals                                              4,111               2,685
   Retirement of other borrowings                                               (10,352)               (407)
   Acquisition of deposit accounts                                                    -              26,468
   Dividends                                                                     (1,541)             (1,499)
   Preferred stock                                                                (1,600)                  -
   Short-term borrowings                                                              -               8,602
                                                                                  -----              ------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                 (9,382)             35,849
                                                                                  -----              ------
DECREASE IN CASH AND CASH EQUIVALENTS                                            (3,392)             (2,232)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     25,965              26,568
                                                                                 ------              ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $22,573             $24,336
                                                                                 ======              ======


Supplemental disclosure of cash flow information: Cash paid for:
     Interest                                                                   $11,069              $7,682
     Income taxes                                                                 2,524               2,716

Supplemental disclosure of non-cash investing activities:
     Loans transferred to foreclosed real estate                                    593                 644
     Securitization of loans reclassified to securities
        available for sale                                                            -              27,888
     (Increase) decrease-market valuation of securities
        available for sale                                                      $(1,901)             $2,702

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


1.   FINANCIAL STATEMENTS
     --------------------

     The consolidated financial statements should be read in conjunction with the financial statements and schedules as presented in the Annual Report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1994.

     Consolidated financial statements for the nine months ended September 30, 1995 and 1994 are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

3.  REDEMPTION OF PREFERRED STOCK
    -----------------------------

     During the third quarter of 1995, the Company exercised its option and acquired the remaining 32,000 outstanding shares of its preferred stock. The redemption price was fifty ($50) dollars per share plus any accrued but unpaid dividends to the date of redemption.

4.  LEGISLATIVE PROPOSAL
    --------------------

     A recent legislative proposal for the recapitalization of the Savings Association Insurance Fund ("SAIF") through a one-time assessment against SAIF members and other qualified depository institutions could result in an assessment against the Company. The Company is a qualified depository institution ("Oakar Bank") as a result of acquiring the SAIF deposits of Volunteer Federal Savings Association in February 1994. The assessment could amount to as much as $179 thousand ($21 million x 0.85%) to $189 thousand ($21 million x 0.90%), based upon Oakar deposits as of March 31, 1995. Amendments to the legislative proposal are being considered which may reduce the assessment to Oakar banks.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 1995 and 1994 and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

RESULTS OF OPERATIONS
---------------------

     Earnings Summary
     ----------------

     Net income in the first nine months of 1995 improved $175 thousand or 4.2% over the comparable 1994 period. The increase was primarily attributable to the increase in net interest income of $338 thousand for the nine-month period ended September 30, 1995 over the same period a year ago. The improvement in net interest income resulted from a 6.6% increase in average earning assets for the nine-month period ended September 30, 1995 over the same period a year ago. For the same periods, net yield on average earning assets decreased twenty-two basis points. Earnings for the period were also beneficially affected by a $247 thousand Bank Insurance Fund ("BIF") recapitalization rebate. The rebate was for Federal Deposit Insurance Corporation ("FDIC") assessment overpayments made during the first three quarters of 1995 resulting from a legislative reduction to the FDIC assessment rates. In addition, earnings were favorably impacted by the settlement of a 1992 lawsuit against the banking subsidiary which resulted in a $250 thousand reduction of a previously established reserve, adding $162 thousand to net income during the second quarter. Furthermore, earnings were positively affected by an increase of $103 thousand in the recognition of discounts related to purchased loans.

     Earnings for the period were negatively impacted by an increase in the provision for loan losses of $150 thousand which was recorded in the second quarter. Earnings for the period were adversely affected by an increase in non-interest expenses of $152 thousand. The increase in non-interest expenses was primarily caused by a $319 thousand increase in salaries and benefits. The increase resulted from annual salary increases and new employees. Increases in other non-interest expenses were offset by a reduction of $250 thousand to the litigation reserve recorded in the second quarter and the $247 BIF recapitalization rebate discussed above.

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

     For the nine months ended September 30, 1995, net interest income on a tax equivalent basis, was $16.4 million, an increase of 2.1% over net interest income of $16.1 million in the same period in 1994. The principal factor in this improvement was an increase of approximately 6.6% in average interest earning assets resulting from loan acquisitions of $25.7 million in June 1994 and $6.9 million in October 1994. An increase in interest expense offset most of the positive effects derived from interest earning assets. Interest expense increased due to an increase of 5.8% in average interest bearing liabilities compounded by a shift of deposits from savings and demand to certificates. As of September 30, 1995, the year-to-date average balance of certificates of deposit increased $23.3 million to $145.8 million from the same period a year ago. For the nine months ended September 30, 1995, the average balance of certificates of deposit represented 39.4% of average interest bearing liabilities as compared to 35.1% for the same period a year ago. As of the third quarter 1995, the average rate paid on certificates exceeded the average rate paid on all other deposits by approximately 2.17%.

     For the three months ended September 30, 1995, net income was $1.4 million, a decrease of $215 thousand or 13.2% from the same period in 1994. The drop in net income resulted from a decrease in net interest and non-interest income.

     The principal factor contributing to a decline in net interest income for the third quarter 1995 was an increase in interest costs. Interest costs increased due to a 3.3% increase in average interest bearing liabilities in conjunction with a shift from lower-cost savings accounts to higher-cost CDs.
The average balance of CDs for the third quarter 1995 was $150.1 million, an increase of $26.6 million over the comparable 1994 period. The average rate paid on CDs during the third quarter 1995 exceeded the average rate paid on all other deposits by approximately 2.56%.

     For the third quarter 1995, non-interest income decreased $108 thousand from the previous comparable period. The decrease was due to a third quarter 1994 gain of $40 thousand that was not repeated in 1995. In addition, in the third quarter 1995, gains from collections of purchased loans in excess of their carrying values declined $84 thousand from the same period a year ago.

     Earnings for the quarter benefited from a $247 thousand Bank Insurance Fund recapitalization rebate.

     Nonperforming Assets
     --------------------

     Nonperforming assets, consisting of nonaccrual loans, restructured loans and foreclosed real estate, decreased $1.9 million from $7.6 million at December 31, 1994 to $5.7 million at September 30, 1995. In the third quarter of 1995 nonperforming assets decreased $325 thousand from $6.1 million at June 30, 1995. The ratio of nonperforming assets to total loans and foreclosed real estate decreased from 2.6% at December 31, 1994 to 1.9% at September 30, 1995.

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

     The allowance for loan losses was $3.8 million at September 30, 1995 and December 31, 1994 representing 65.4% and 50.7% of nonperforming assets at those dates, respectively.

Securities

     Investment securities and securities available for sale consist of the following:  (in thousands)

                                                                                   September 30, 1995
                                                             --------------------------------------------------------------------
                                                                                Gross                Gross
                                                               Amortized       Unrealized        Unrealized             Market
                                                                 Cost           Gains               Losses               Value
                                                                --------       ----------        ----------             ------

Investment securities
    Obligations of U.S. Treasury                                $111,444         $1,503             $678             $112,269
    Obligations of U.S. Agencies                                   3,999              -               45                3,954
                                                                 -------          -----             ----              -------
                                                                 115,443          1,503              723              116,223
                                                                 -------          -----             ----              -------

Securities available for sale
    Obligations of U.S. agencies                                  27,837             25              952               26,910
    Obligations of states and
       political subdivisions                                        757             16                -                  773
    Other debt securities                                            148              2                -                  150
    Equity securities                                              2,434              -                -                2,434
                                                                  ------           ----             ---               ------
                                                                  31,176             43              952               30,267
                                                                  ------           ----             ---               ------

       Total securities                                         $146,619         $1,546           $1,675             $146,490
                                                                 =======          =====            =====              =======



                                                                                    December 31, 1994
                                                           ------------------------------------------------------------------
                                                                                Gross             Gross
                                                              Amortized       Unrealized        Unrealized             Market
                                                                 Cost           Gains             Losses               Value
                                                              ----------      ----------        -----------           -------
Investment securities
    Obligations of U.S. Treasury                                $121,512         $   47           $4,841             $116,718
                                                                --------         ------           ------             --------
Securities available for sale
    Obligations of U.S. agencies                                  26,855              -            2,823               24,032
    Obligations of states and
       political subdivisions                                      1,442             12                2                1,452
    Other debt securities                                            147              3                -                  150
    Equity securities                                              1,635              -                -                1,635
                                                                 -------         ------           ------              -------
                                                                  30,079             15            2,825               27,269
                                                                 -------         ------           ------              -------

       Total securities                                         $151,591         $   62           $7,666             $143,987
                                                                 =======         ======           ======              =======

At September 30, 1995, the contractual maturities of investment securities and securities available for sale are as follows: (in thousands)


                                                                                                 Securities
                                                 Investment Securities                       Available for Sale
                                             ----------------------------                -------------------------
                                             Amortized            Market                 Amortized          Market
                                               Cost               Value                     Cost            Value
                                             ----------           ------                 ---------          ------
Within 1 year                               $  19,173           $  19,184               $     487        $     489
After 1 but within 5 years                     82,488              82,869                   4,191            4,222
After 5 but within 10 years                    13,782              14,170                     123              125
After 10 years                                      -                   -                  23,941           22,997
Equity securities                                   -                   -                   2,434            2,434
                                               ------              ------                  ------           ------

         Total                               $115,443            $116,223                 $31,176          $30,267
                                              =======             =======                  ======           ======



Capital Adequacy

The table below presents the Company's capital position as of September 30, 1995: (dollars in thousands)



Stockholders' equity                                                                               $ 37,599
Intangible assets                                                                                    (2,088)
Unrealized loss-securities available for sale                                                           587
                                                                                                     ------
Tier 1 capital                                                                                       36,098


Allowable portion of allowance
      for loan losses                                                                                 3,554
                                                                                                    -------
Total risk-based capital                                                                            $39,652
                                                                                                    =======


Risk weighted assets                                                                               $284,298
                                                                                                   ========


                                                                                                   Minimum
                                                                               Actual             Requirement
                                                                               ------             -----------

Risk-based ratio
      Tier 1                                                                   12.71%                 4.00%
      Total                                                                    13.95                  8.00

Leverage capital ratio                                                          7.56                  3.00




     Liquidity
     ---------

     Liquidity is the ability to provide promptly and economically the funds necessary to meet customer credit needs and satisfy deposit withdrawal requirements. The Bank's primary sources of funds are deposits, together with principal and interest payments on loans and proceeds from securities. During 1994, the Company supplemented these sources of funds with $18 million of borrowings from the Federal Home Loan Bank of New York ("FHLB"). As of September 30, 1995, the outstanding balance from such borrowings amounted to $5 million.

     To help meet liquidity needs, the Bank had cash and cash equivalents totaling $22.6 million at September 30, 1995 down from $26.0 million at December 31, 1994. In addition, as of September 30, 1995, securities maturing within one year amounted to $19.7 million up from $15.3 million at December 31, 1994.

     The Bank's borrowing capabilities continue to be a potential source of liquidity. In addition, the Bank has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, the Federal Reserve discount window, credit services through its membership in the Federal Home Loan Bank, sales of securities under repurchase agreements as well as loan participation or sales of loans and sales of securities available for sale.

     The Company believes that these sources of liquidity are adequate to meet its needs.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Reference is made to Form 10-Q filed for the quarter ended June 30, 1995.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  The following exhibits are furnished herewith: Exhibit No.

               11  Statement Re:  Computation of Per Share Earnings

          (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.




                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Interchange Financial Services Corporation


by:       /s/Anthony S. Abbate
         --------------------
         Anthony S. Abbate
         President/CEO