Form 10-K
period 1995-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1996-03-29
CIK 755933

PART I

ITEM 1.  BUSINESS

   GENERAL

     Interchange Financial Services Corporation (the "Company"), a New Jersey business corporation and bank holding company under Federal law, acquired all of the outstanding stock of Interchange State Bank, a New Jersey chartered bank (the "Bank" or "Interchange") in 1986.

     The Bank, established in 1969, is a full-service commercial bank headquartered in Saddle Brook, New Jersey. It offers banking services for individuals and businesses through its thirteen banking offices, twelve of which are located in Bergen County, New Jersey, and one of which is located in Passaic County, New Jersey.

     In addition to its commercial lending activities, the Bank offers a wide range of consumer banking services, including: checking and savings accounts, money-market accounts, certificates of deposit, individual retirement accounts, residential mortgages, home equity lines of credit and other second mortgage loans, home improvement loans, automobile loans, personal loans and overdraft protection. The Bank also offers a VISA TM credit card and Interchange Bank-line--our telephone banking system. Certain Bank employees are also licensed insurance agents qualified to offer tax deferred annuities and related insurance products. The Bank also offers mutual funds to its customers through a third party vendor. Automated teller machines (MAC TM, PLUS TM, HONOR TM, VISA TM and MASTERCARD TM networks) are located at nine of the banking offices and at one supermarket.

     The Bank is engaged in the financing of local business and industry, providing credit facilities and related services for smaller businesses, typically those with $1 million to $5 million in annual sales. Commercial loan customers of the Bank are businesses ranging from light manufacturing and local wholesale and distribution companies to medium-sized service firms and local retail businesses. Most forms of commercial lending are offered, including working capital lines of credit, small business administration loans, term loans for fixed asset acquisitions, commercial mortgages and other forms of asset-based financing.

     In recent years, the Bank took advantage of opportunities to purchase packages of loans from the Resolution Trust Corporation ("RTC") and from lending institutions seeking to reduce assets in order to meet capital requirements, thereby maintaining interest income and fostering asset growth in difficult market conditions. These loans were subjected to the Bank's independent credit analysis prior to purchase and were, in some cases, purchased with a limited buy-back obligation or other financial assurance from the sellers. In the Bank's experience, there are significant opportunities to sell the Bank's other products and services to the borrowers whose loans are purchased.

     The Bank has expanded its service areas from one office in 1969 to the present thirteen banking locations by opening new branches and, in 1991, acquiring branch locations formerly operated by other institutions. Management believes that the 1991 acquisition of the Park Ridge office of The Howard Savings Bank has allowed the Bank to increase its penetration of the affluent Pascack Valley area of Bergen County. Interchange's acquisition in 1991 of the former Community Guardian Bank increased its penetration of existing market areas and resulted in its first Passaic County banking location. A new branch was opened in Little Ferry in September, 1993, and in 1994, deposits of a failed thrift institution were acquired and added to the already growing deposits in that office. Since 1984, the Bank's assets have grown from $135 million to $491 million.

     Deposits of the Bank are insured up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC.

     The Company had 180 full-time-equivalent employees during 1995. Its principal executive office is located at Park 80 West/Plaza Two, Saddle Brook, New Jersey 07663, telephone number (201)703-2265. As used herein the term "Company" includes the Bank and wholly-owned subsidiaries of the Bank, unless the context otherwise requires.

     The Bank's principal market for its deposit gathering activities covers major portions of Bergen County and eastern Passaic County, in the northeastern corner of New Jersey adjacent to New York City. The principal service areas of the Bank represent a diversified mix of stable residential neighborhoods with a wide range of per household income levels; offices, service industries and light industrial facilities; and large shopping malls and small retail outlets.

     For many years Interchange State Bank has conducted periodic market research to keep aware of market trends. Much of this research affirmed that consumer financial needs are directly related to identifiable life stages. In response to these distinctive preferences, the bank has designed and marketed "packaged" products to appeal to these different segments. Product packages consist of offering several deposit, credit and other financial services together as a product unit. This encourages customers to use multiple products and allows the bank to establish stronger relationships.

     The four product packages introduced to date include: GROW'N UP SAVINGS --a passbook savings account which can be opened for a child of any age that teaches them the good habits of saving. MONEY PLUS ACCOUNT --geared to the 24-34 year age group which includes a mortgage product for first time home buyers that allows them to finance up to 95% of the value of the home. MONEY MAKER ACCOUNT--created for the 35-54 year age group. This is an interest bearing checking account that offers higher rates automatically as the balance increases. PRIME TIME ACCOUNT--for the mature market which offers them a variety of financial and non-financial benefits available to them for a minimum balance only. Since the predominant age of the Interchange population is between 35-54 and 55+, the Money Maker and Prime Time Accounts offer a variety of products to accommodate any of their financial needs for that stage of their life. The Bank was among the first to offer such packaged financial products in its area and management believes they have been successful in attracting deposits and building a loyal client base.

   COMPETITION

     Competition in the banking and financial services industry in the Company's market area is intense. The Bank competes actively with national and state-chartered commercial banks and other financial institutions, including savings and loan associations, mutual savings banks, and credit unions. In addition, the Bank faces competition from less heavily regulated entities such as brokerage institutions, money management firms, consumer finance and credit card companies and various other types of financial services companies. Many of these institutions are larger than the Bank, some are better capitalized, and a number pursue community banking strategies similar to those of the Bank.

     Management believes that opportunities continue to exist to satisfy the deposit and lending demands of small and middle market businesses. Larger banks continued to show an appetite for only the largest loans, finding themselves ill-equipped to administer smaller loans profitably. Interchange has the desire and the ability to give smaller businesses the treatment they deserve. We promise and deliver to this market the kind of preferential, first class attention that megabanks give megacompanies. Interchange meets this need through a unique program called Rapid Response Banking. The program provides commercial loans between $5,000 and $50,000 with a streamlined approval process that borrows liberally from standard consumer lending practices. Naturally, in due course, many small businesses become midsize businesses, with a corresponding change in their financial requirements. But they don't outgrow Interchange because of our ability to be responsive to both constituencies. To continue serving companies throughout the various stages of their evolution, Interchange created Business Class Banking--a program that grows with the customer. Business Class Banking supports a spectrum of business-oriented financial products with value-added services. By designing progressive programs to accommodate the changing needs of growing businesses, Interchange is extending the longevity of valuable customer relationships.

     In 1995, Interchange State Bank installed a relational database. This is powerful new technology, designed expressly for the banking industry and generally associated with only the largest and most forward thinking companies. From a marketing point of view, the implications of this technology are significant. We can now analyze account relationships, their activity and their relative value to the Bank in great detail.

     Interchange has maintained an ambitious program of primary research to keep abreast of customer attitudes and preferences. Our sales quotas and incentives for employees are linked directly to bank-wide goals and are used to motivate employees to sell the "right" products to the "right" customers.

   REGULATION AND SUPERVISION

      The Company

     The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and as such, is subject to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Holding Company Act. The Federal Reserve Board may conduct examinations of the Company or any of its subsidiaries. The Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank (although the Federal
Reserve Board may not assert jurisdiction in certain bank mergers that are regulated under the Bank Merger Act), or ownership or control of any voting shares of any bank if after such acquisition it would own or control directly or indirectly more than 5% of the voting shares of such bank. Under certain circumstances, prior approval of the Federal Reserve Board is required under the Holding Company Act before a bank holding company may purchase or redeem any of its equity securities.

     The Holding Company Act also prohibits a bank holding company, with certain limited exceptions, from itself engaging in or acquiring direct or indirect interest in or control of any company that is engaged in non-banking activities. Certain exemptions are available with respect to subsidiaries engaged in servicing or liquidating activities or companies acquired by a bank holding company in satisfaction of debts previously contracted. Another principal exception to this prohibition allows the acquisition, following an application or notice process, of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, underwriting credit life insurance, performing certain data processing services, acting as an investment or financial advisor and providing discount securities brokerage services. Other activities approved by the Federal Reserve Board include acquisition of a savings association, consumer financial counseling, tax planning and tax return preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services, and personal property appraisals.

     The provisions of Section 23A of the Federal Reserve Act and related statutes place limits on all insured banks (including the Bank) as to the amount of loans or extensions of credit to, or investment in, or certain other transactions with, their parent bank holding companies and certain of such holding companies' subsidiaries and as to the amount of advances to third parties collateralized by the securities or obligations of bank holding companies or their subsidiaries. In addition, loans and extensions of credit to affiliates of the Bank generally must be secured in the prescribed amounts.

     Capital Adequacy Guidelines

     The Federal Reserve Board issued guidelines establishing risk-based capital requirements for bank holding companies and member banks. The guidelines established a risk-based capital framework consisting of (1) a definition of capital consisting of Tier I capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier II, which includes a portion of the allowance for loan losses and (2) a system for assigning assets and off-balance-sheet items to one of the four weighted risk categories, with higher levels of capital being required for the categories perceived as representing the greater risks, and established a minimum risk-based capital ratio of 8% (of which at least 4% must be Tier I). An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance sheet items into account in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. Banking organization are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards.

     These guidelines focus principally on broad categories of credit risk although the framework for assigning assets and off-balance sheet items to risk categories does incorporate elements of transfer risk. The risk-based capital ratio does not, however, incorporate other factors that may affect a company's financial condition, such as overall interest rate exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks.

     In addition to the risk-based guidelines discussed above, the Federal Reserve Board requires that a bank holding company and bank which meet the regulator's highest performance and operation standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier I capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased.

     The Federal Reserve Board is vested with broad enforcement powers over bank holding companies to forestall activities that represent unsafe or unsound practices or constitute violations of law. These powers may be exercised through the issuance of cease and desist orders or other actions. The Federal Reserve Board is also empowered to assess civil penalties against companies or individuals who violate the Holding Company Act, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of non-banking subsidiaries by bank holding companies. Neither the Company nor any of its affiliates has ever been the subject of any such actions by the Federal Reserve Board.

      THE BANK

     As a New Jersey state-chartered member bank, the Bank's operations are subject to various requirements and restrictions of state law pertaining, among other things, to lending limits, reserves, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital adequacy. The Bank is subject to primary supervision, periodic examination and regulation by the New Jersey Department of Banking ("NJDB"). If, as a result of an examination of a bank, the NJDB determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the NJDB. Such remedies include the power to enjoin "unsafe and unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to, among other things, direct an increase in capital, to restrict the growth of the Bank, to assess civil penalties and to remove officers and directors. The Bank has never been the subject of any administrative orders, memoranda of understanding or any other regulatory action by the NJDB. The Bank also is subject to supervisory examination by the Federal Reserve Bank of New York.

     The Bank's deposits are insured by the Bank Insurance Fund administered by the FDIC up to a maximum of $100,000 per depositor. For this protection, each bank pays a semi-annual statutory assessment to, and is subject to the rules and regulations of, the FDIC.

     The Bank's ability to pay dividends is subject to certain statutory and regulatory restrictions. The New Jersey Banking Act of 1948, as amended, provides that no state-chartered bank may pay a dividend on its capital stock unless, following the payment of each such dividend, the capital stock of the bank will be unimpaired, and the bank will have a surplus of not less than 50% of its capital, or, if not, the payment of such dividend will not reduce the surplus of the bank. In addition, the payment of dividends is limited by the requirement to meet the risk-based capital guidelines issued by the Federal Reserve Board and other regulations.

     FDIC Improvement Act of 1991

     The Federal Deposit Insurance Corporation Improvement of 1991, enacted in December 1991 ("FDICIA"), among other things, identifies the following capital standard categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has enacted regulations to implement the prompt corrective action provisions of FDICIA. These regulations establish five classifications based on the capital measures of an institution. Under the guidelines, a "well capitalized" institution is one with a total risk-based capital ratio of 10% or above, a Tier I risk-based capital ratio of 6% or above and a Tier I leverage ratio of 5% or above, and is not subject to a capital directive to meet a specific level for any capital measure; and "adequately capitalized" institution is one with a total risk-based capital ratio of 8% or above, a Tier I risk-based ratio of 4% or above, and a Tier I leverage ratio of 4% or above and which is not a well capitalized institution; an "under-capitalized" institution is one that does not meet the capital levels necessary to be an adequately capitalized institution; a "significantly undercapitalized" institution is one with a total risk-based capital ratio of under 6%, a Tier I risk-based capital ratio of under 3%, or a Tier I leverage ratio of under 3%; and a "critically undercapitalized" institution is one with a Tier I leverage ratio of 2% or less. The institution's primary regulator has the discretion to downgrade the institution by one classification level if the institution is found to be unsafe and unsound, or to be engaged in unsafe and unsound practices.

     FDICIA imposes progressively more restrictive supervisory constraints on operations, management and capital distributions depending on the category in which an institution is classified. Pursuant to FDICIA, undercapitalized institutions must submit recapitalization plans, and a company controlling a failing institution must guarantee (subject to certain limitations) such institution's compliance with its plan in order for the plan to be accepted by the regulators. In addition, FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying a management fee to its holding company if the depository institution is, or would thereby become, undercapitalized. FDICIA also requires the various regulatory agencies to prescribe within one year from the date of enactment of FDICIA certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

     FIRREA and FDICIA provide the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

     The Bank's deposits are insured by the FDIC and the Bank is therefore subject to FDIC deposit insurance assessments. On September 15, 1992, the FDIC approved the implementation of a transition risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The assessment rates under the new system range from 0.23 percent to 0.31 percent depending upon the assessment category into which the depository institution is placed. In 1995, the Federal Despot Insurance Corporation reduced the lower tier of the assessment from 0.23 percent to 0.04 percent. The reduction of the assessment, effective as of the second quarter of 1995, resulted from the Bank Insurance Fund becoming fully capitalized. The Bank's assessment rate was 0.04 percent at December 31, 1995. Effective January 1, 1996, the FDIC further changed the rate structure for the BIF. Under the new rate structure, assessment rates will be between zero and 0.27 percent. However, institutions that have a zero assessment will be subject to a statutory minimum of $2,000 per year. In 1996, the Bank will have a zero assessment, subject to the statutory minimum.

ITEM 2. PROPERTIES

     The Company leases nine banking offices, one mini branch, and one operations/support facility. It owns three banking offices and leases land on which it owns one bank building.

ITEM 3.  LEGAL PROCEEDINGS

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

     On December 2, 1992, the Court directed judgment to be entered against the Bank in the total principal sum of $484,000 with prejudgment interest. On April 5, 1993, the Bank filed a Notice of Appeal of this judgment and, by virtue of post-judgment motions, the amount was reduced to the principal sum of $311,000 plus pre-judgment interest. This judgment was appealed and, by virtue of this appeal, the amount was further reduced to $245,000. The matter remained on appeal until May 8, 1995 at which time, by Court order, the matter was settled. Pursuant thereto, the Bank has paid a total of $89,000 against the aforesaid judgment, which has now been discharged of record. The Bank continues to pursue various parties for recoupment of the aforesaid monies under which it is likely that the Bank's liability for the payment will either be reduced to its proportionate share under contribution theories or it will be exonerated under indemnification theories.

     In a related matter, on January 8, 1993, an interlocutory judgment was entered against the Bank in the principal sum of $120,000 with prejudgment interest. The Bank has appealed this judgment and a stay of execution has been effected.

     In 1992, the Company accrued $500,000 as a provision for an adverse judgment in this litigation. Based on the May 8, 1995 partial settlement of these matters, the Company has reduced the reserve by $250,000 to $161,000 which the Company and its legal counsel believe is adequate to cover any remaining liabilities related to these matters.

     The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, after consultation with legal counsel, is expected to have a material, adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the three months ended December 31, 1995, to a vote of the Company's security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS

     The following table sets forth the names, ages, and present positions of the principal executive officers:

NAME                        AGE           POSITIONS HELD WITH THE COMPANY
                                                  AND THE BANK

ANTHONY S. ABBATE           56             President and Chief Executive Officer
ROBERT N. HARRIS            63             Executive Vice President and
                                             Chief Financial Officer
RICHARD N. LATRENTA         42             Senior Vice President--Lending
FRANK R. GIANCOLA           42             Senior Vice President--Retail Banking

BUSINESS EXPERIENCE

     ANTHONY S. ABBATE, President and Chief Executive Officer of the Bank since 1981; Senior Vice President and Controller from October 1980; President and Chief Executive Officer of Home State Bank 1978-1980. Engaged in the banking industry since 1959.

     ROBERT N. HARRIS, Executive Vice President and Chief Financial Officer of the Bank since 1983; Senior Vice President and Chief Financial Officer of Bergen State Bank 1978-1983. Engaged in the banking industry since 1965.

     RICHARD N. LATRENTA, Senior Vice President-Lending of the Bank since 1984; Senior Loan Officer since 1982; Assistant Vice President since 1980; other positions with the Bank since 1976. Engaged in the banking industry since 1972.

     FRANK R. GIANCOLA, Senior Vice President-Retail Banking since January 1, 1993; Senior Vice President-Operations of the Bank from 1984; Senior Operations Officer from 1982; Vice President/Branch Administrator from 1981. Engaged in the banking industry since 1971.

Officers are elected annually and serve at the discretion of the board of directors. Management is not aware of any family relationship between any director or executive officer.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS

     The common stock is traded on the American Stock Exchange under the symbol "ISB."

     A cash dividend of $0.175, $0.175 and $0.18 was paid on each common share outstanding in each quarter during 1993, 1994 and 1995, respectively. The following table sets forth, for the periods indicated, the reported high and low sales price:

                                                                        High              Low
                                                                      ----------        ---------

             1993

                     First quarter                                     $16.25            $13.00
                     Second quarter                                     15.50             13.75
                     Third quarter                                      18.80             13.875
                     Fourth quarter                                     17.875            14.25

             1994

                     First quarter                                     $16.50            $14.00
                     Second quarter                                     16.625            14.25
                     Third quarter                                      16.75             15.375
                     Fourth quarter                                     16.375            14.75

             1995

                     First quarter                                     $17.375           $14.625
                     Second quarter                                     20.125            16.50
                     Third quarter                                      23.00             19.00
                     Fourth quarter                                     21.625            20.25


The number of stockholders of record as of December 20, 1995, was 1,072.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                               Y E A R S   E N D E D   D E C E M B E R 31,
                                                              ----------------------------------------------------------------------
                                                                   1995          1994           1993          1992            1991
                                                                ---------     ---------      ---------     ---------       ---------

SUMMARY EARNINGS (IN THOUSANDS)

   Interest income                                                $36,995        $32,612       $29,267        $31,258        $30,102
   Interest expense                                                15,150         11,006        10,237         14,379         16,234
                                                              -----------     -----------    ------------    -----------     -------
     Net interest income                                           21,845         21,606        19,030         16,879         13,868
   Provision for loan losses                                        1,200            944         1,065          2,237            900
                                                              -----------     -----------    ------------    -----------     -------
     Net interest income after provision for loan losses           20,645         20,662        17,965         14,642         12,968
   Non-interest income                                              4,752          3,782         4,872          5,197          2,049
   Non-interest expenses                                           15,824         15,746        14,908         13,645         11,089
                                                              -----------    -----------   ------------   -----------    -----------
     Income before cumulative effect of change in
      accounting principle and income taxes                         9,573          8,698         7,929          6,194          3,928
   Income taxes                                                     3,293          3,062         2,887          2,473          1,368
                                                              -----------    -----------    -----------   -----------    -----------
     Income before cumulative effect of
      change in accounting principle                                6,280          5,636         5,042          3,721          2,560
   Cumulative effect of change in accounting principle                  -              -          (205)             -              -
                                                              -----------    -----------    ------------   -----------    ----------
     Net income                                                   $ 6,280        $ 5,636       $ 4,837        $ 3,721        $ 2,560
                                                              ===========    ===========   ============   ===========    ===========

PER SHARE DATA

   Income before cumulative effect of change
     in accounting principle                                        $2.29          $2.05         $1.80          $1.79          $1.26
   Cumulative effect of change in accounting principle                  -              -         (0.08)             -              -
   Net income                                                        2.29           2.05          1.72           1.79           1.26
   Cash dividends declared                                           0.72           0.70          0.70           0.70           0.70
   Book value-end of year                                           14.92          12.14         11.47          10.45           8.70
   Tangible book value-end of year                                  13.95          11.92         11.06           9.97           7.83

   Weighted average shares outstanding (in thousands)               2,697          2,697         2,697          1,875          1,727

BALANCE SHEET DATA-END OF YEAR (IN THOUSANDS)

   Total assets                                                 $ 491,457      $ 479,312     $ 421,659      $ 404,064      $ 399,771
   Investment securities and securities
     available for sale                                           142,233        148,781       118,939         96,480         84,143
   Loans                                                          311,164        290,654       266,992        269,214        282,627
   Allowance for loan losses                                        3,647          3,839         3,905          4,100          3,566
   Total deposits                                                 436,452        424,170       385,430        369,327        375,567
   Long-term debt                                                       -          5,000             -              -              -
   Total stockholders' equity                                      40,241         35,129        33,305         31,555         20,018

SELECTED PERFORMANCE RATIOS

   Return on average total assets                                    1.32           1.25          1.23           0.93           0.78
   Return on average total stockholders' equity                     16.66          16.58         15.63          16.25          13.29
   Dividend payout ratio                                            32.28          35.47         41.39          46.73          62.07
   Average total stockholders' equity to average total assets        7.90           7.52          7.90           5.74           5.84
   Net yield on interest earning assets (taxable equivalent)         4.93           5.13          4.98           4.55           4.54
   Non-interest expenses to average assets                           3.32           3.48          3.65           3.42           3.36
   Non-interest income to average assets                             1.00           0.84          1.19           1.30           0.62

ASSET QUALITY RATIOS-END OF YEAR

   Nonaccrual loans to total loans                                   0.81           2.13          1.47           1.97           1.75
   Nonperforming assets to total assets                              1.06           1.58          1.25           1.79           1.72
   Allowance for loan losses to nonaccrual loans                   145.24          62.15         99.77          77.31          71.90
   Allowance for loan losses to total loans                          1.17           1.32          1.46           1.52           1.26
   Net charge-offs to average loans for the year                     0.48           0.37          0.48           0.63           0.25

LIQUIDITY AND CAPITAL RATIOS

   Average loans to average deposits                                68.60          66.69         70.34          73.78          76.04
   Total stockholders' equity to total assets                        8.19           7.33          7.90           7.81           5.01
   Tier I capital to risk-weighted assets                           12.95          12.28         12.60          11.88           6.81
   Total capital to risk-weighted assets                            14.20          13.52         13.85          13.13           8.12
   Tier I leverage ratio                                             7.84           7.39          7.71           7.59           4.65


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section presents management's discussion and analysis of the consolidated results of operations and financial condition of Interchange Financial Services Corporation (the "Company"). The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto on pages 35 through 62 and the summary consolidated data included elsewhere in this report.

OVERVIEW OF RESULTS

In 1995, the Company reported net income of $6.3 million or $2.29 per common share, as compared with $5.6 million or $2.05 per common share in 1994 and $4.8 million or $1.72 per common share in 1993.

     Net income for 1995 was favorably impacted by an increase in non-interest income of $970 thousand, or 25.6%, as compared to 1994. The increase was attributable to the sale of a portion of the subsidiary bank's loan servicing portfolio that generated a net gain of $828 thousand.

     Net income also increased due to an increase in interest income of $4.4 million resulting from an increase in average interest earning assets combined with an increase in average yields for those assets. The positive effect on net income derived from interest earning assets was mostly offset by a $4.1 million increase in interest expense in 1995 compared to 1994. An increase in interest bearing liabilities, specifically certificates of deposit, compounded by rising interest rates was primarily responsible for the increase in interest expense.

     In 1995, net income also benefited from the nominal growth in non-interest expenses of $78 thousand, or .5%, as compared to 1994. The nominal increase was due to a $712 thousand, or 4.5%, increase in operating expenses offset by a $250 thousand reduction to a previously established litigation reserve and a $384 thousand decrease in the Federal Deposit Insurance Corporation assessment. The assessment was reduced from 23 cents per thousand to 4 cents per thousand on qualified deposits as a result of the Bank Insurance Fund becoming fully capitalized. The reduction in the assessment became effective in the second quarter of 1995.

     Net income in 1994 increased $799 thousand over 1993 due largely to the $2.6 million increase in net interest income. Net interest income increased due largely to the increase in average interest earning assets. The growth in interest earning assets stemmed from two large loan acquisitions amounting to $32.6 million during 1994, coupled with a $38.5 million growth in the average balance of taxable investment securities. The loan acquisitions and purchases of investment securities were funded by the acquisition of the deposit liabilities of a failed institution from the Resolution Trust Corporation, combined with borrowings from the Federal Home Loan Bank of New York. The increase in net interest income was partly offset by a decrease in non-interest income of $1.1 million in 1994, compared to 1993. This decrease was due to a gain of $1.1 million from the sale of mortgage loans in 1993 that did not reoccur in 1994.


Table 1
SUMMARY OF OPERATING RESULTS

                                                                     1995               1994                1993
                                                                     ----               ----                ----

Net income (in thousands)                                           $6,280             $5,636              $4,837
Earnings per share                                                    2.29               2.05                1.72
Return on average total assets                                        1.32%              1.25%               1.23%
Return on average total equity                                       16.66              16.58               15.63
Dividend payout ratio*                                               32.28              35.47               41.39
Average total stockholders' equity to
    average total assets                                              7.90               7.52                7.90


         *Cash dividends declared on common and preferred shares to net income


NET INTEREST INCOME

     NET INTEREST INCOME IS THE DIFFERENCE BETWEEN THE INTEREST A COMPANY EARNS ON ITS ASSETS, PRINCIPALLY LOANS AND INVESTMENT SECURITIES, AND INTEREST IT PAYS ON ITS DEPOSITS AND BORROWINGS. WHEN EXPRESSED AS A PERCENTAGE OF AVERAGE ASSETS, IT IS REFERRED TO AS NET INTEREST MARGIN, OR SIMPLY INTEREST MARGIN. TABLE 3, WHICH PRESENTS CHANGES IN INTEREST INCOME AND INTEREST EXPENSE BY MAJOR ASSET AND LIABILITY CATEGORY FOR 1994 AND 1995, ILLUSTRATES THE IMPACT OF AVERAGE VOLUME GROWTH (ESTIMATED ACCORDING TO PRIOR YEAR RATES) AND RATE CHANGES (ESTIMATED ON THE BASIS OF PRIOR YEAR VOLUMES). CHANGES NOT DUE SOLELY TO CHANGES IN EITHER BALANCES OR RATES HAVE BEEN ALLOCATED TO SUCH CATEGORIES BASED ON THE RESPECTIVE PERCENTAGE CHANGES IN AVERAGE BALANCES AND AVERAGE RATES.

     Figures are adjusted to a taxable equivalent basis to recognize the income from tax-exempt assets as if the interest was taxable, thereby allowing a uniform comparison to be made between assets yields.

Table 2
ANALYSIS OF NET INTEREST INCOME for the years ended December 31,
(dollars in thousands)
                                                                      1995                                        1994
                                                    ------------------------------------       ------------------------------------
                                                         AVERAGE               AVERAGE           Average                  Average
                                                         BALANCE   INTEREST     RATE             Balance     Interest       Rate
                                                     ------------------------------------       -----------------------------------

ASSETS
   Interest earning assets
     Loans (1) (2)                                    $291,981      $27,427       9.39%         $272,399       $23,537       8.64%
     Taxable securities                                144,156        9,138       6.34           137,484         8,604       6.26
     Tax-exempt securities (2)                           1,081           74       6.85             1,561            78       4.93
     Federal funds sold                                  6,366          374       5.87            10,406           412       3.96
                                                      ---------     --------                    --------       --------

     TOTAL INTEREST EARNING ASSETS                     443,584       37,013       8.34           421,850        32,631       7.74
                                                                    --------                                   --------

   Non-interest earning assets
     Cash and due from banks                            20,781                                    20,120
     Allowance for loan losses                          (3,865)                                   (3,832)
     Other assets                                       16,518                                    13,793
                                                      ---------                                 ---------

     TOTAL ASSETS                                     $477,018                                  $451,931
                                                      =========                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest bearing liabilities
     Demand deposits                                  $102,397        3,141       3.07          $100,309         2,612       2.60
     Savings deposits                                  111,959        3,515       3.14           122,083         3,191       2.61
     Time deposits                                     146,133        7,857       5.38           124,791         4,832       3.87
     Short-term borrowings                               7,845          506       6.45             5,361           289       5.39
     Long-term borrowings                                1,932          131       6.78             1,192            82       6.80
                                                      ---------     --------                    ---------      --------

     TOTAL INTEREST BEARING LIABILITIES                370,266       15,150       4.09           353,736        11,006       3.11
                                                                    --------                                   --------

   Non-interest bearing liabilities

     Demand deposits                                    65,164                                    61,271
     Other liabilities                                   3,903                                     2,924
                                                      ---------                                 ---------

     Total liabilities (3)                             439,333                                   417,931
     Stockholders' equity                               37,685                                    34,000
                                                      ---------                                ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $477,018                                  $451,931
                                                      =========                                ==========

Net interest income (tax-equivalent basis)                           21,863        4.25                         21,625       4.63
Tax-equivalent basis adjustment                                         (18)                                       (19)
                                                                    --------                                 ----------
NET INTEREST INCOME                                                 $21,845                                    $21,606
                                                                    ========                                 ==========

NET INTEREST INCOME AS A PERCENT OF
   INTEREST EARNING ASSETS (TAX-EQUIVALENT BASIS)                                  4.93%                                     5.13%

Table 2 (continued)

                                                                      1993
                                                     ------------------------------------
                                                        Average                   Average
                                                        Balance      Interest      Rate
                                                     ------------------------------------
ASSETS
   Interest earning assets
     Loans (1) (2)                                      $262,222       $22,142      8.44%
     Taxable securities                                   98,997         6,466      6.53
     Tax-exempt securities (2)                             1,081            67      6.20
     Federal funds sold                                   20,315           610      3.00
                                                        --------        -------

     TOTAL INTEREST EARNING ASSETS                       382,615        29,285      7.65
                                                                        -------

   Non-interest earning assets
     Cash and due from banks                              18,558
     Allowance for loan losses                            (4,127)
     Other assets                                         11,253
                                                        ---------

     TOTAL ASSETS                                       $408,299
                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest bearing liabilities
     Demand deposits                                    $ 87,037         2,194     2.52
     Savings deposits                                    109,432         2,994     2.74
     Time deposits                                       122,317         5,039     4.12
     Short-term borrowings                                   281            10     3.56
     Long-term borrowings                                      -             -        -
                                                        --------        -------

     TOTAL INTEREST BEARING LIABILITIES                  319,067        10,237     3.21
                                                                        -------

   Non-interest bearing liabilities
     Demand deposits                                      53,999
     Other liabilities                                     2,980
                                                        --------

     Total liabilities (3)                               376,046
     Stockholders' equity                                 32,253
                                                        --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $408,299
                                                        ========

Net interest income (tax-equivalent basis)                             19,048      4.44
Tax-equivalent basis adjustment                                           (18)
                                                                      -------
NET INTEREST INCOME                                                   $19,030
                                                                      =======

NET INTEREST INCOME AS A PERCENT OF
   INTEREST EARNING ASSETS (TAX-EQUIVALENT BASIS)                                  4.98%



(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio.
(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3)  All deposits are in domestic bank offices.


Table 3
EFFECT OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
(in thousands)


                                          YEAR ENDED DECEMBER 31,                           Year ended December 31,
                                         1995 COMPARED WITH 1994                           1994 compared with 1993
                                           INCREASE (DECREASE)                               increase (decrease)
                                            DUE TO CHANGE IN:                                 due to change in:
                                 -----------------------------------------        ------------------------------------------
                                                                 NET                                                 Net
                                 AVERAGE         AVERAGE       INCREASE           Average         Average         Increase
                                  VOLUME          RATE        (DECREASE)           Volume          Rate           (Decrease)
                                 -----------------------------------------        ------------------------------------------

Interest income
 Loans                            $1,762          $2,128          $3,890           $  867         $  528            $1,395
 Taxable securities                  423             111             534            2,392           (254)            2,138
 Tax-exempt securities               (34)             30              (4)              20             (9)               11
 Federal funds sold                 (160)            122             (38)            (577)           379              (198)
                                 ---------       --------        ---------         --------       -------          --------
   TOTAL INTEREST INCOME           1,991           2,391           4,382            2,702            644             3,346
                                 ---------       --------        ---------         --------       -------          --------


Interest expense
     Demand deposits                  54             475             529               346            72               418
     Savings deposits               (264)            588             324               333          (136)              197
     Time deposits                   922           2,103           3,025               102          (309)             (207)
     Short-term borrowings           152              65             217               271             8               279
     Long-term borrowings             49               -              49                82             -                82
                                 ---------       --------        ---------         --------       -------          --------
       TOTAL INTEREST EXPENSE        913           3,231           4,144             1,134          (365)              769
                                 ---------       --------        ---------         --------       -------          --------

CHANGE IN NET INTEREST
     INCOME                       $1,078         $  (840)         $  238            $1,568        $1,009            $2,577
                                 =========       ========        =========         ========       =======          ========

     The Company's net interest income, on a taxable equivalent basis, totaled $21.9 million in 1995, an increase of $238 thousand, or 1.1%, from $21.6 million in 1994. The increase was driven by a $21.7 million or 5.2% increase in average interest earning assets from 1994 levels of $421.9 million. In addition, net interest income was positively affected by an increase in average yield on interest earning assets from 7.74% in 1994 to 8.34% in 1995, an increase of 60 basis points. The benefits derived from the positive changes in average volume and average rate on interest earning assets were largely offset by the negative impacts of increases in average volume and average rate on interest bearing liabilities. Average interest bearing liabilities increased $16.5 million, or 4.7%, from 1994 levels of $353.7 million. More significantly, as illustrated in Table 3, the 98 basis point increase in average rate, from 3.11% in 1994 to 4.09% in 1995, had a more adverse impact on net interest income.

     The growth in average interest earning assets stemmed largely from increased loans, particularly, commercial mortgages. The average balance of commercial mortgages totaled $91.3 million in 1995, compared to $78.9 in 1994, an increase of $12.4 million or 15.7%.

     On the liability side, growth in the average balance of certificates of deposits ("CDs") was largely responsible for the $913 thousand increase in interest paid due to volume growth. In 1995, the average balance of CDs increased $21.3 million or 17.1% and the average balance of savings accounts decreased $10.1 million or 8.3%. The increase in CDs was the result of higher interest rates in the second half of 1994 and the first half of 1995, increasing the popularity of CDs. Rising interest rates increased the costs of the Company's deposit liabilities, particularly time deposits, and was responsible for $3.2 million of the increase in interest expense.

     Overall, the improved yields on interest earning assets, combined with the growth in average loans and investments generated a rise in interest income of $4.4 million in 1995 over 1994. Conversely, the increased costs of interest bearing liabilities, along with the increase in average balances, increased interest expense by $4.1 million, thereby, counteracting the positive benefits derived from interest earning assets.

     Net interest income, on a taxable equivalent basis, totaled $21.6 million in 1994, an increase of $2.6 million or 13.5% over 1993. The increase was driven mostly by a $39.2 million increase in average interest earning assets. The volume increase made up $2.7 million of the $3.3 million total change in interest income. Taxable investment securities comprised the largest increase. The average balance increased $38.5 million in 1994 from $99.0 million in 1993 and accounted for $2.4 million of the variance in interest income due to volume change. In addition, loan acquisitions of $25.7 million in June 1994 and $6.9 million in October 1994, contributed to the growth in interest income. The increase in net interest income was partially offset by the increased volume of interest bearing liabilities. This increase resulted in a $1.1 million increase in interest expense. In 1994, the increase in interest bearing liabilities resulted from the acquisition of $26.5 million of deposit liabilities from the Resolution Trust Corporation in February 1994 and $18.0 million of advances from the Federal Home Loan Bank of New York. These funds were used to finance the growth in loans and investments.

Loan  Losses
------------

The provision for loan losses represents management's determination of the amount necessary to bring the allowance for losses to the level it considers adequate to reflect the risk of future losses in the loan portfolio. Factors considered in the evaluation include: past loss experience; changes in the composition of nonperforming loans; the condition of borrowers facing financial pressure, the relationship of the current level of the allowance to the portfolio and to nonperforming loans; and existing economic conditions.

     Loan loss provisions for 1995 amounted to $1.2 million representing an increase of $256 thousand from the previous year. In 1994, the loan loss provision amounted to $944 thousand, a decrease of $121 thousand from 1993. The provision for loan losses in 1995, 1994 and 1993 include $62 thousand, $44 thousand and $160 thousand, respectively, representing the aggregate decline in the market value of real estate collateral applicable to loans whose value is dependent solely upon the value of the underlying collateral. The increase in the loan loss provision in 1995 over 1994 mirrors the increased loan activity, in particular, commercial and financial loans and commercial real estate loans. Such loans generally carry a higher risk than do smaller residential and consumer loans.

     See sections on Loan Portfolio and Loan Quality beginning on page 20 of this report for additional discussions pertaining to the allowance for loan losses.


Table 4
LOAN LOSS EXPERIENCE for the years ended December 31,
(dollars in thousands)

                                                1995           1994             1993             1992            1991
                                              -------        --------         --------         -------         --------

Average loans outstanding                     $291,981        $272,399        $262,222         $272,002        $232,382
                                              ========       =========        ========         ========        ========

Allowance at beginning of year                  $3,839          $3,905          $4,100           $3,566          $2,440
Allowance recorded on acquired
     loans                                           -               -               -                -             800
                                              ---------      ---------        --------         --------        --------

                                                 3,839           3,905           4,100            3,566           3,240
                                              --------        --------        --------         --------        --------
Loans charged off
          Commercial                               399             281             138              756              72
          Installment                              108             149             613              283             320
          Real estate                              914             647             560              792             200
          Lease financing                           89              47               -                                -
                                              --------        --------        --------         --------        --------
     Total                                       1,510           1,124           1,311            1,831             592
                                              --------        --------        --------         --------        --------

Recoveries of loans
     previously charged off
          Commercial                                25               -              -                73               3
          Installment                               54              99              42               20              15
          Real estate                               32              15               9               35               -
          Lease financing                            7               -               -                -               -
                                              --------        --------        --------         --------        --------
     Total                                         118             114              51              128              18
                                              --------        --------        --------         --------        --------

Net loans charged off                            1,392           1,010           1,260            1,703             574
                                              --------        --------        --------         --------        --------


Additions to allowance charged
    to expense

                                                 1,200             944           1,065            2,237             900
                                              --------        --------        --------         --------        --------

Allowance at end of year                        $3,647          $3,839          $3,905           $4,100          $3,566
                                              ========        ========        ========         ========        ========

Allowance to total loans                          1.17%           1.32%           1.46%            1.52%           1.26%


Allowance to nonaccrual loans                   145.24           62.15           99.77            77.31           71.90


Allowance to nonaccrual loans and
     loans past due 90 days or more             145.24           62.15           95.92            71.96           49.21


Ratio of net charge-offs to average
     loans                                        0.48            0.37            0.48             0.63            0.25



     The allowance for losses represented 70.3% of nonperforming assets at year-end up from 50.7% at the end of 1994.

     The ratio increased as a result of a $2.4 million decrease in nonperforming assets in 1995 compared to 1994. The decrease stemmed largely from the charge-off of approximately $1.2 million of loans in 1995 that were classified as nonperforming in 1994. In addition, the Company received $617 thousand that represented a guarantee by the New Jersey Economic Development Authority to settle part of a substantial nonperforming loan.


TABLE 5
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES at December 31,
(in thousands)

                                          1995            1994            1993           1992            1991
                                        --------        --------        --------       --------        --------

Commercial and financial                 $1,993          $1,985          $2,822          $1,933          $1,184
Installment                                 215             278             324             352             911
Real estate                                 813             611             592             885             471
Unallocated                                 626             965             167             930           1,000
                                         ------          ------          ------         -------         -------

                                         $3,647          $3,839          $3,905          $4,100          $3,566
                                         ======         =======         =======          ======         =======

     The above allocation is intended for analytical purposes and may not be indicative of the categories in which future loan losses occur.

Non-interest Income
-------------------

Non-interest income consists of all income other than interest and dividend income and is derived from fees on bank transactions and credit cards; commissions on sales of annuities and mutual funds; rental of safe deposit space; net gains on sales of assets and the accretion of discount in connection with an acquisition. In 1995, non-interest income increased $1.0 million due mostly to the subsidiary bank selling a portion of its loan servicing portfolio which generated a net gain of $828 thousand. Non-interest income decreased $1.1 million in 1994 compared to 1993. This decrease was directly attributable to the sale of approximately $40 million of residential mortgages in 1993 that resulted in a gain of $1.1 million. Other income, exclusive of gain on sale of assets, expressed as a percentage of average assets was .78%, .79% and .85% in 1995, 1994 and 1993, respectively.


Table 6
NON-INTEREST INCOME for the years ended December 31, (in thousands)

                                                           1995           1994           1993
                                                          ------         ------         ------

 Service fees on deposit accounts                         $1,474        $1,496          $1,300
 Service fees on loan accounts                               280           258             178
 Service fees on credit cards                                168           155             155
 Net gain/(loss) on sale of loans
      available for sale                                      22           (14)          1,070
 Net gain on sale of loans                                     -             -             284
 Income from foreclosed real estate
      operations                                             174           211              28
 Net gain/(loss) on sale of securities
      available for sale                                      15            (5)              1
 Net gain on sale of loan servicing rights                   828             -               -
 Commission on annuity sales                                  89           188             194
 Commission on mutual funds sales                             49            40              39
 Accretion of discount in
      connection with acquisition                            760           760             777
 Collection of acquired loans in
      excess of carrying value                               406           313             227
 Rental on safe deposit boxes                                142           138             134
 All other                                                   345           242             485
                                                          ------        ------          ------
                                                          $4,752        $3,782          $4,872
                                                          ======        ======          ======

Non-interest Expenses
---------------------

Non-interest expenses were $15.8 million in 1995, an increase of $78 thousand or
 .5% over the previous year. Increases in non-interest expenses were minimal due to expenses being offset by the settlement of a 1992 lawsuit against the banking subsidiary which resulted in a $250 thousand reduction of a previously established litigation reserve and to a $384 thousand decrease in the Federal Deposit Insurance Corporation assessment. The assessment was reduced from 23 cents per thousand to 4 cents per thousand on qualified deposits as a result of the Bank Insurance Fund becoming fully capitalized. The reduction in the assessment became effective in the second quarter of 1995. Non-interest expenses increased $838 thousand in 1994 over 1993 due mainly to the acquisition of a failed bank and to the additional costs of operating a banking office opened in September 1993 for an entire year.


Table 7
NON-INTEREST EXPENSES for the years ended December 31, (in thousands)

                                                                   1995            1994            1993
                                                                  ------          ------          ------

 Salaries and benefits                                           $ 7,254         $ 6,879         $ 6,383
 Net occupancy and furniture
      and equipment                                                2,777           2,540           2,528

 Other expenses

      Advertising and promotion                                      673             701             745
      Stationery, printing and supplies                              281             275             275
      Federal Deposit Insurance Corporation
           assessment                                                503             887             870
      Professional fees                                            1,224           1,254           1,249
      Communications                                                 217             192             176
      Postage and shipping                                           282             250             253
      Credit card processing fees                                    156             161             160
      Credit services                                                253             208             295
      Foreclosed real estate expenses                                227             313             411
      Amortization of premiums in
          connection with acquisitions                               444             403             197
      Provision for litigation contingency                          (250)              -               -
      Directors' fees, travel and
          retirement                                                 536             399             236
      Insurance premiums                                             256             332             364
      Unrealized (gain)/loss on loans
            held for sale                                            (60)             85               -
      All other                                                    1,051             867             766
                                                                 -------         -------         -------
                                                                 $15,824         $15,746         $14,908
                                                                 =======         =======         =======


Income Taxes
------------

     In 1995, income taxes amounted to $3.3 million as compared to $3.1 million and $2.9 million for 1994 and 1993, respectively. The effective tax rate in 1995 was 34.4% as compared to 35.2% and 36.4% for 1994 and 1993, respectively. Detailed information on income taxes is shown in Notes 1 and 14 to the Consolidated Financial Statements.

New Pronouncements
------------------

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights
- an amendment to FASB Statement No. 65" ("SFAS No. 122"). This Statement requires that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. Additionally, the Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. This Statement applies prospectively to fiscal years beginning after December 15, 1995 to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this Statement. The implementation of SFAS No. 122 will not be material to the Company's financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This Statement encourages, but does not require, a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method in place of the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The provisions of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. The implementation of SFAS No. 123 will not be material to the Company's financial statements.

Effects of Inflation and Changing Prices
----------------------------------------

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same magnitude as the prices of goods and services.

Loan Portfolio
--------------

     Total loans as of December 31, 1995, amounted to $311.2 million, up $20.5 million or 7.1% over the previous year. A promotional campaign and competitive loan rates were instrumental to the $13.0 million increase in the home equity loan portfolio. During 1995, the Company continued to meet the demand of its business customers by growing the commercial and commercial mortgage portfolios by approximately $5.6 and $9.2 million, respectively.

     In 1994, total loans increased $23.7 million from the 1993 level. The increase stemmed from the acquisition of commercial mortgages amounting to $25.7 million and the acquisition of $6.9 million of home equity loans combined with a reduction in loans from the securitization and transfer to securities available for sale of $27.9 million of residential mortgages.


Table 8
LOAN PORTFOLIO at December 31,

                                                         1995              1994             1993            1992             1991
                                                        ------            ------           ------          ------           ------


AMOUNTS OF LOANS BY TYPE (in thousands)

   Commercial and financial                           $ 42,106           $  36,512        $ 35,380          $ 39,107       $ 46,015
   Real estate-construction                              1,484               1,917             207               993          1,208
   Real estate-mortgage
     1-4 family residential
          First liens                                   42,088              43,229          55,982            54,559         57,408
          Junior liens                                  20,919              25,266          38,771            47,349         57,585
          Available for sale                             1,106               1,086          15,751            11,392              -
          Home equity                                  101,133              88,147          50,197            59,513         70,703
     Commercial                                         96,910              87,728          60,771            44,692         35,898
   Installment
     Credit cards and related plans                      2,902               3,314           4,039             4,311          4,335
     Other                                               2,461               2,757           3,918             4,166          6,772
   Lease financing                                          55                 698           1,976             3,132          2,703
                                                      --------            --------        --------          --------       --------

          TOTAL                                       $311,164            $290,654        $266,992          $269,214       $282,627
                                                      =========           ========        ========          ========       ========


PERCENT OF LOANS BY TYPE

   Commercial and financial                               13.5%              12.6%            13.2%             14.4%          16.3%
   Real estate-construction                                0.5                0.7              0.1               0.4            0.4
   Real estate-mortgage
     1-4 family residential
          First liens                                     13.5               14.9             21.0              20.3           20.3
          Junior liens                                     6.7                8.7             14.5              17.6           20.4
          Available for sale                               0.4                0.4              5.9               4.2              -
          Home equity                                     32.5               30.3             18.8              22.1           25.0
     Commercial                                           31.2               30.2             22.8              16.6           12.7
   Installment
     Credit cards and related plans                        0.9                1.1              1.5               1.6            1.5
     Other                                                 0.8                0.9              1.5               1.6            2.4
   Lease financing                                           -                0.2              0.7               1.2            1.0
                                                          ----               ----             ----              ----           ----

          TOTAL                                          100.0%             100.0%           100.0%            100.0%         100.0%
                                                         ======             ======           ======            ======         ======


Table 8a

     The following table sets forth the maturity distribution of the Company's loan portfolio as of the December 31, 1995. The table excludes real estate loans
(other than construction loans), lease financing and installment loans: (in thousands)

                                                                          Due after
                                                      Due in              one year           Due after
                                                     one year             through              five
                                                     or less             five years            years               Total
                                                   -----------          -------------       ----------          ----------

Commercial and financial                              $11,647              $29,254             $1,205              $42,106
Construction                                            1,484                    -                  -                1,484
                                                     ---------            ---------           --------            ---------

            Total                                     $13,131              $29,254             $1,205              $43,590
                                                     =========            =========           ========            =========





Table 8b

     The following table sets forth, as of December 31, 1995, the sensitivity of the amounts due after one year to changes in interest rates: (in thousands)

                                                                         Due after
                                                                          one year          Due after
                                                                          through              five
                                                                         five years            years
                                                                       -------------       ------------

Fixed interest rate                                                        $ 9,374            $  242
Variable interest rate                                                      19,880               963
                                                                          --------          --------

            Total                                                          $29,254            $1,205
                                                                           ========          ========

     Commercial real estate mortgage loans amounted to $96.9 million at December 31, 1995, and represented 31.2% of total loans compared to $87.7 million or 30.2% of all loans at the end of 1994. These loans are secured primarily by first priority mortgage liens on owner-occupied commercial properties. While approximately 85% of all loans are collateralized by real estate located in northern New Jersey, the Company does not have any concentration of loans in any single industry classified under the Standard Industrial Classification Code which exceeds 3% of its total loans.

Loan Quality
------------

The lending activities of the Company are guided by the basic lending policy established by the Company's Board of Directors. Loans must meet the tests of a prudent loan, which include criteria regarding the character, capacity and capital of the borrower, collateral provided for the loan and prevailing economic conditions. An independent appraisal of real property is mandatory when it is considered the primary collateral for a loan.

     The Company employs a full-time loan review officer who evaluates the credit risk for substantially all large commercial loans. This review process is intended to identify adverse developments in individual credits, regardless of whether such credits are also included on the watchlist discussed below and whether or not the loans are delinquent. The loan review officer reports directly to the President of the Company.

     Management maintains a "watchlist" system under which credit officers are required to provide early warning of possible deteriorations in loans. These loans may not be delinquent currently, but may present indications of financial weakness, such as deteriorating financial ratios of the borrowers, or other concerns at an early stage to allow early implementation of responsive credit strategies.

Nonperforming Assets
--------------------

Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed real estate. Foreclosed real estate, representing real estate collateral acquired by legal foreclosure procedures, is valued using independent appraisals and the Company's policy is to review such appraisals annually. The Company intends to dispose of each property at or near its current valuation. However, there can be no assurance that disposals will be made as soon as anticipated or at expected values.

     Table 9 presents the detail of nonperforming assets and the aggregate of loans whose principal and/or interest has not been paid according to contractual terms. (See discussion of loan losses on page 16.) Other than the loans included in the table, there were no material potential problem loans, either individually or in the aggregate, at December 31, 1995.



Table 9
LOAN DELINQUENCIES AND NONPERFORMING ASSETS at December 31,
(dollars in thousands)


                                                               1995           1994            1993           1992            1991
                                                              ------         ------          ------         ------          ------

Loans delinquent and accruing interest
   Loans past due 30-89 days                                   $ 853          $ 805          $  600         $1,838          $5,600

   Loans past due 90 days or more                                  -              -             157            395           2,286
                                                              ------         ------          ------         ------          ------

     Total loans delinquent and accruing interest             $  853          $ 805          $  757         $2,233          $7,886
                                                              ======         ======          ======         ======          ======

Nonaccruing loans                                             $2,511         $6,177          $3,914         $5,303          $4,960

Foreclosed real estate                                         1,213            880           1,342          1,655             787

Restructured loans                                             1,465            522               -            285           1,119
                                                              ------         ------          ------         ------          ------

     Total nonperforming assets                               $5,189         $7,579          $5,256         $7,243          $6,866
                                                              ======         ======          ======         ======          ======

     Total nonperforming assets and loans
       past due 90 days or more                               $5,189         $7,579          $5,413         $7,638          $9,152
                                                              ======         ======          ======         ======          ======



Nonaccrual loans to total loans                                 0.81%          2.13%           1.47%          1.97%           1.75%

Nonperforming assets to total loans and
   foreclosed real estate                                       1.66           2.60            1.96           2.67            2.42

Nonperforming assets to total assets                            1.06           1.58            1.25           1.79            1.72

Nonaccrual loans and loans past due 90 days
   or more to total loans                                       0.81           2.13            1.52           2.12            2.56

Nonperforming assets and loans past due 90 days
   or more to total loans and foreclosed real estate            1.66           2.60            2.02           2.82            3.23

Nonperforming assets and loans past due 90 days
   or more to total assets                                      1.06           1.58            1.28           1.89            2.29



INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

The Company identifies as "securities available for sale" securities used as part of its asset and liability management strategy, or securities that may be sold in response to, among other things, changes in interest rates and prepayment risk. See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information concerning securities available for sale.

     Table 10 presents a summary of the contractual maturities and weighted average yields (adjusted to a taxable equivalent basis) of investment securities and securities available for sale at December 31, 1995.

 Table 10
SECURITIES at December 31, 1995
(dollars in thousands)

                                                               After 1       After 5
                                                                 But           But                                       Weighted
                                                  Within        Within        Within          After                       Average
                                                  1 Year       5 Years       10 Years       10 Years         Total         Yield
                                                 --------     ---------     ----------      ---------       -------      ---------

Investment securities at amortized cost

   Obligations of U.S. Treasury                   $21,128       $44,095             -              -         $65,223       6.17%
   Obligations of U.S. agencies                         -         8,037             -              -           8,037       6.82

   Obligations of states & political
      subdivisions                                    993           175             -           $110           1,278       6.10
   Other debt securities                                -            50          $100              -             150       6.17
                                                  -------       -------       -------        -------         -------
                                                   22,121        52,357           100            110          74,688
                                                  -------       -------       -------        -------         -------


Securities available for sale at market
     value
   Obligations of U.S. Treasury                         -        31,063        11,107              -          42,170        6.17
   Obligations of U.S. agencies                         -             -             -         22,941          22,941        6.19
                                                  -------       -------       -------        -------         -------
                                                        -        31,063        11,107         22,941          65,111
                                                  -------       -------       -------        -------         -------


     Total                                        $22,121       $83,420       $11,207        $23,051        $139,799
                                                  =======       =======       =======        =======        ========

Weighted average yield                               5.92%         6.18%         6.98%          6.21%           6.21%


DEPOSITS

The Company traditionally relies on its deposit base to fund its credit needs. Core deposits, which include non-interest bearing demand deposits, interest bearing demand accounts, savings deposits, money market accounts and time deposits in amounts under $100,000, represented 97.3% of total deposits at December 31, 1995, and 98.1% at December 31, 1994.

     In 1995, the Company experienced a decline in savings deposits and an increase in certificates of deposit. The shift in these deposit categories is indicative of higher interest rates during the second half of 1994 and the first half of 1995 that resulted in the increased popularity of certificates of deposit.



Table 11
DEPOSIT SUMMARY at December 31,
(dollars in thousands)

                                               1995               1994               1993              1992               1991
                                         ---------------     ---------------   ---------------   ----------------  -----------------


Non-interest bearing demand              $69,213   15.8%    $66,435   15.7%    $59,170   15.3%    $49,908   13.5%    $52,458   14.0%

Interest bearing demand                  110,813   25.4     101,873   24.0      92,115   23.9      87,253   23.7      54,332   14.4

Money market                              38,716    8.9      37,816    8.9      43,483   11.3      37,923   10.3      48,300   12.9

Savings                                   71,170   16.3      75,906   17.9      70,062   18.2      63,168   17.1      50,534   13.4

Time deposits less  than $100,000        134,866   30.9     134,097   31.6     110,457   28.7     121,295   32.8     151,680   40.4

Time deposits greater than $100,000       11,674    2.7       8,043    1.9      10,143    2.6       9,780    2.6      18,263    4.9
                                        --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

                                        $436,452  100.0%   $424,170  100.0%   $385,430  100.0%   $369,327  100.0%   $375,567  100.0%
                                        ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

* The following table shows the time remaining to maturity of time certificates of deposit of $100,000 or more as of December 31, 1995 (in thousands)

Three months or less                             $ 5,720
Over three months through six months               3,289
Over six months through twelve months              1,649
Over twelve months                                 1,016
                                                 -------
                                                 $11,674
                                                 =======


INTEREST RATE SENSITIVITY

         FLUCTUATIONS IN MARKET INTEREST RATES CAN HAVE A SIGNIFICANT INFLUENCE ON NET INTEREST INCOME. THEREFORE, MANAGING THE COMPANY'S INTEREST RATE SENSITIVITY IS A PRIMARY OBJECTIVE OF THE COMPANY'S SENIOR MANAGEMENT. THE COMPANY'S ASSET/LIABILITY COMMITTEE ("ALCO") IS RESPONSIBLE FOR MANAGING THE EXPOSURE TO CHANGES IN MARKET INTEREST RATES. ALCO
         ATTEMPTS TO MAINTAIN STABLE NET INTEREST MARGINS BY PERIODICALLY EVALUATING THE RELATIONSHIP BETWEEN INTEREST-RATE SENSITIVE ASSETS AND INTEREST-RATE SENSITIVE LIABILITIES. THE EVALUATION ATTEMPTS TO DETERMINE THE IMPACT ON NET INTEREST MARGIN FROM CURRENT AND PROSPECTIVE CHANGES IN MARKET INTEREST RATES.

                  INTEREST RATE SENSITIVITY IS DETERMINED BY ANALYZING THE DIFFERENCE BETWEEN THE AMOUNT OF INTEREST EARNING ASSETS MATURING OR
         REPRICING WITHIN A SPECIFIC TIME PERIOD AND THE AMOUNT OF INTEREST BEARING LIABILITIES MATURING OR REPRICING WITHIN THAT SAME PERIOD OF TIME. THIS DIFFERENCE, OR "SENSITIVITY GAP," PROVIDES AN INDICATION OF THE EXTENT TO WHICH THE COMPANY'S NET INTEREST INCOME MAY BE AFFECTED BY FUTURE CHANGES IN MARKET INTEREST RATES. THE CUMULATIVE GAP POSITION AS A PERCENTAGE OF TOTAL ASSETS PROVIDES ONE RELATIVE MEASURE OF THE COMPANY'S INTEREST RATE EXPOSURE.

     The cumulative gap between the Company's interest-rate sensitive assets and its interest-rate sensitive liabilities repricing within a one-year period was (13.18%) at December 31, 1995. Since the cumulative gap was negative, the Company has a "negative gap" position which, theoretically will cause its assets to reprice more slowly than its deposit liabilities. In a declining interest rate environment, interest costs may be expected to fall faster than the interest received on earning assets, thus increasing the net interest spread. If interest rates increase, a negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities therefore decreasing the net interest spread.

     Certain shortcomings are inherent in the method of analysis presented in Table 12 . Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while rates on other types of assets and liabilities may lag behind changes in market rates. In the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the table. The ability of borrowers to service their debt may decrease in the event of an interest rate increase. Management considers these factors when reviewing its gap position and establishing its ongoing asset/liability strategy.


Table 12
RATE SENSITIVITY ANALYSIS at December 31, 1995
(dollars in thousands)

                                                                                                               NON-
                                         3         6        6 MOS. TO      1 TO 3     3 TO 5        OVER      INTEREST
SUBJECT TO RATE CHANGE WITHIN          MONTHS    MONTHS      1 YEAR        YEAR       YEARS       5 YEARS     SENSITIVE     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

Assets

  Net loans                           $108,830   $18,971      $20,605       $53,057    $42,848      $62,225     $   981     $307,517
  Investment securities                 69,547     6,044       14,075        48,279      4,078          210           -      142,233
  Federal funds sold                         -         -            -             -          -            -           -            -
  Cash and amounts due from banks            -         -            -             -          -            -      25,151       25,151
  Other non-interest earning assets          -         -            -             -          -            -      16,556       16,556
                                     ---------   -------     --------      --------    --------     -------     -------      -------

    Total assets                       178,377    25,015       34,680       101,336    46,926       62,435      42,688      491,457
                                     ---------   -------     --------      --------    -------      -------     -------      -------

Liabilities and stockholders' equity

  Demand deposits                      110,813         -            -             -          -            -      69,213      180,026
  Savings deposits*                     14,234         -            -             -     56,936            -           -       71,170
  Fixed maturity certificates           66,704    27,320       34,135        12,395      5,957           29           -      146,540
   of deposits
  Money market accounts                 38,716         -            -             -          -            -           -       38,716
  Securities sold under agreements
     to repurchase                           -     1,604          100             -          -            -           -        1,704
  Other borrowings                       5,450     1,250        2,500             -          -            -           -        9,200
  Other liabilities                          -         -            -             -          -            -       3,860        3,860
  Stockholders' equity                       -         -            -             -          -            -      40,241       40,241
                                     ---------   -------       ------      --------    -------      -------    --------     --------
    Total liabilities and              235,917    30,174       36,735        12,395     62,893           29     113,314     $491,457
    stockholders' equity             ---------   -------       ------      --------    -------      -------    ---------    ========

GAP                                   $(57,540)  $(5,159)    $ (2,055)     $ 88,941   $(15,967)     $62,406    $(70,626)
                                      =========  ========      =======     ========    ========     =======    ========
GAP to total assets                     (11.71)%   (1.05)%      (0.42)%       18.10%     (3.25)%      12.70%     (14.37)%

Cumulative GAP                        $(57,540) $(62,699)    $(64,754)     $ 24,187    $ 8,220      $70,626
                                      =========  ========      =======     ========    ========     =======
Cumulative GAP to total assets          (11.71)%  (12.76)%     (13.18)%        4.92%      1.67%       14.37%

*Based on past experience with these accounts, management believes that these balances are not interest rate sensitive. Accordingly, 80% of such balances has been allocated to the "3 to 5 year" category. However, there is no assurance that these balances will actually remain insensitive to interest rate changes in the future.


LIQUIDITY

         A FUNDAMENTAL COMPONENT OF THE COMPANY'S BUSINESS STRATEGY IS TO MANAGE LIQUIDITY TO ENSURE THE AVAILABILITY OF SUFFICIENT RESOURCES TO MEET ALL FINANCIAL OBLIGATIONS AND FINANCE PROSPECTIVE BUSINESS OPPORTUNITIES. LIQUIDITY MANAGEMENT IS CRITICAL TO THE STABILITY OF THE COMPANY. LIQUIDITY LEVELS OVER ANY GIVEN PERIOD OF TIME ARE A PRODUCT OF THE COMPANY'S OPERATING, FINANCING AND INVESTING ACTIVITIES. THE EXTENT OF SUCH ACTIVITIES ARE OFTEN SHAPED BY SUCH EXTERNAL FACTORS AS COMPETITION FOR DEPOSITS AND LOAN DEMAND.

     Traditionally, funding for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. The Company continued to place considerable emphasis on increasing core deposits, a stable and cost effective source of funds. At December 31, 1995, core deposits (which represent 97.3% of total deposits) amounted to $424.8 million and increased $8.7 million or 2.1% over the prior comparable year. During 1995, total deposits increased by $12.3 million. In 1995, the Company continued to supplement the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB"). At December 31, 1995, total advances from the FHLB amounted to $9.2 million as compared to $16.0 million at December 31, 1994.

     In 1995, loan production continued to be the Company's principal investing activity. Net loans at December 31, 1995 amounted to $307.5 million, compared to $286.8 million at the end of 1994, an increase of $20.7 million or 7.2%.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At December 31, 1995, the total of such assets amounted to $25.2 million or 5.1% of total assets compared to $26.0 million or 5.4% of total assets, at year-end 1994.

     Another significant liquidity source is the Company's available-for-sale ("AFS") securities. During December 1995, the Company reclassified certain securities between held-to-maturity ("HTM") and AFS (see note 1 to the consolidated financial statements). This reclassification improved the Company's liquidity and interest rate sensitivity. At December 31, 1995, AFS securities amounted to $67.5 million or 47.5% of total investment securities, compared to $27.3 million or 18.3% of total investment securities at year-end 1994.

     In addition to the aforementioned sources of liquidity, the Company derives liquidity from various other sources, including federal funds purchased from other banks, the Federal Reserve discount window and sales of securities under repurchase agreements. The Bank also has a $47.5 million line of credit available through its membership in the Federal Home Loan Bank of New York.

     Management believes that the Company's sources of funds are sufficient to meet its funding requirements.

CAPITAL ADEQUACY

Stockholders' equity totaled $40.2 million and represents 8.19% of total assets at December 31, 1995, compared to $35.1 million and 7.33% of total assets at December 31, 1994. The $5.1 million increase was primarily attributable to a $4.3 million rise in retained earnings (net income of $6.3 million less cash dividends of $2.0 million). Stockholders' equity was further increased by a $2.5 million net increase to the market value adjustment for securities available for sale. These components were partially offset by a reduction of $1.6 million relating to the retirement of the Company's preferred stock.

     Guidelines issued by the Federal Reserve Board and the FDIC establish capital adequacy guidelines for bank holding companies and state-chartered non-member banks. The guidelines establish a risk-based capital framework consisting of (1) a definition of capital consisting of Tier 1 capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier II, which includes a portion of the allowance for loan losses, and (2) a system for assigning assets and off-balance-sheet items to one of the four weighted risk categories, with higher levels of capital being required for the categories perceived as representing the greater risks. An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance-sheet items into account in assessing capital adequacy, and minimize the disincentive to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards.

     These guidelines focus principally on broad categories of credit risk, although the framework for assigning assets and off-balance sheet items to risk categories does incorporate elements of transfer risk. The risk-based capital ratio does not, however, incorporate other factors that may affect a company's financial condition, such as overall interest rate exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks.

     In addition to the risk-based guidelines discussed above, the Federal Reserve Board and the FDIC require that a bank holding company and bank which meet the regulators' highest performance and operation standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier I capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased.




Table 13
Capital Position at December 31, 1995
(dollars in thousands)

                                                                         Risk-weighted Capital Ratios
                                                           -------------------------------------------------------

                                                                                              Ratios
                                                                                 ---------------------------------
                                                              Amount               Actual               Minimum
                                                            ----------           ---------            -----------
Stockholders' equity                                         $ 40,241
Intangible assets                                              (1,977)
Unrealized gain-securities available for sale,
  net of taxes                                                   (646)
                                                             --------

    Tier 1 capital                                             37,618                12.95%              4.00%


Allowable portion of allowance
    for loan losses                                             3,632
                                                             --------

    Total risk-based capital                                 $ 41,250                14.20%              8.00%
                                                             ========

Risk-weighted assets                                         $290,593




                                                                           Tier 1 Leverage Ratio
                                                           ------------------------------------------------------

                                                                                              Ratios
                                                                                 --------------------------------
                                                              Amount               Actual               Minimum
                                                            ----------            --------             ---------

Tier 1 capital                                               $ 37,618               7.84%               3.00%


Average assets for the three months ended
    December 31, 1995, as adjusted                           $479,580


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     a.  Directors

     The information contained in the Company's 1995 Proxy Statement is incorporated herein by reference in response to this item.

     b.  Executive Officers

     Information required by this item is contained in Part I of this Form 10-k in the section entitled "Executive Officers."


ITEM 11. EXECUTIVE COMPENSATION

     Information contained in the section entitled "Executive Compensation" of the Company's 1995 Proxy Statement is incorporated herein by reference to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the section entitled "Amount and Nature of Beneficial Ownership" of the Company's 1995 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section entitled "Transactions with mangement" of the Company's 1995 Proxy Statement is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

         a.  Financial Statements and Schedules

              The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Annual Report on Form 10-K

         b.   Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

         c.   Exhibits

              3.  (a)  Certificate of incorporation and amendments thereto
                       (incorporated herein by reference to Registration Statement No. 33-49840, exhibit 3 (a))

                  (b) By-laws (incorporated herein by reference to Registration Statement No. 33-49840, exhibit 3(b))

              10. Material contracts

                  (a) Agreement for legal services  between Andora,  Palmisano &
                      Geaney and the Company dated April 27, 1995.

                  (b) Change in Control Agreement dated May 22, 1995 for Anthony S. Abbate

                  (c) Change in Control Agreement dated May 22, 1995 for Robert N. Harris

                  (d) Change in Control Agreement dated May 22, 1995 for Richard N. Latrenta

                  (e) Change in Control Agreement dated May 22, 1995 for Frank R. Giancola

                  (f) Lease for Washington Township, N.J., Branch Office, dated April 13, 1972 and amended December 21, 1972 (incorporated herein by reference to Registration Statement No. 33-49840, exhibit 10(h)).

                  (g) Lease for Lodi, N.J., Branch Office, dated January 25, 1985 (incorporated herein by reference to Registration Statement No. 33-49840, exhibit 10(i)).

 .
                  (h) Lease for Elmwood Park, N.J., Retail Lending Processing Center, dated June 22, 1992 and amended June 28, 1994, (incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission for the year 1992).

                  (i) Amendment to lease for Elmwood Park, New Jersey, Retail Lending Processing Center, dated June 28, 1994 (incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission for the year 1994).

                  (j)  Executive Compensation Plans and Arrangements

                       (1) 1989 Stock Option Plan is incorporated herein by
                           reference to Registration Statement
                           No. 33-49840, exhibit 10(j).

                       (2) Management   Incentive   Plan  is   incorporated   by
                           reference  to Part  III,  Item 11,  of the  Company's
                           definitive Proxy Statement for its 1996 Annual Meeting of Stockholders which will be filed with the Commission not later than 120 days after December 31, 1995

                       (3) Directors' Retirement Program (incorporated herein by
                           reference to the Company's Annual Report on Form 10-K filed with the Commission for the year 1994).

                       (4) Executives'  Supplemental  Pension Plan (incorporated
                           herein by reference to the Company's Annual Report on Form 10-K filed with the Commission for the year
                           1994).

                       (5) Deferred  Compensation  Plan  for  Robert  N.  Harris
                           (incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission for the year 1994).

              11. Statement of Computation of Per Share Earnings

              22.  Subsidiaries of Registrant

              23.  Independent Auditors' Consent

              27.  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Interchange Financial Services Corporation

                                           by /s/ Robert N. Harris
                                           -------------------------
                                                ROBERT N. HARRIS
                                          EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER

March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/ Anthony S. Abbate
---------------------------------------------
Anthony S. Abbate       March 28, 1996
   Director
   President and Chief Executive Officer

/s/ Anthony Amato
--------------------------------------------
Anthony Amato           March 28, 1996
   Director

/s/Anthony D. Andora
---------------------------------------------
Anthony D. Andora        March 28, 1996
   Director
   Chairman of the Board

/s/Donald L. Correll
---------------------------------------------
Donald L. Correll        March 28, 1996
   Director

/s/John J. Eccleston
---------------------------------------------
John J. Eccleston        March 28, 1996
   Director

/s/J. Fletcher Creamer, Jr.
---------------------------------------------
J. Fletcher Creamer, Jr. March 28, 1996
   Director

/s/David R. Ficca
---------------------------------------------
David R. Ficca           March 28, 1996
   Director

/s/Robert N. Harris
---------------------------------------------
Robert N. Harris         March 28, 1996
   Executive Vice President and
   Chief Financial Officer

/s/James E. Healey
---------------------------------------------
James E. Healey          March 28, 1996
   Director

/s/Eleanore S. Nissley
---------------------------------------------
Eleanore S. Nissley      March 28, 1996
   Director

/s/Jeremiah F. O'Connor
---------------------------------------------
Jeremiah F. O'Connor    March 28, 1996
   Director

/s/Robert P. Rittereiser
---------------------------------------------
Robert P. Rittereiser    March 28, 1996
   Director

/s/Benjamin Rosenzweig
---------------------------------------------
Benjamin Rosenzweig      March 28, 1996
   Director

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                      Page No.
                                                                                   in Form 10-K

                              Financial Statements

Independent Auditors' Report relating to the Consolidated Financial
  Statements and Notes thereto.........................................                 35

Consolidated Balance Sheets at December 31, 1995 and 1994..............                 36

Consolidated Statements of Income for the Years Ended
  December 31, 1995, 1994 and 1993.....................................                 37

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1995, 1994 and 1993.................                 38

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993.....................................                 39

Notes to Consolidated Financial Statements.............................                 40

                                    Schedules

Schedules  to the  consolidated  financial  statements  required by Article 9 of
Regulation  S-X  are  not  required  under  the  related   instructions  or  are
inapplicable and, therefore, have been omitted.

     c.  Compliance with Section 16(a)

     Information contained in the section entitled "Section 16 Compliance" of the Company's 1995 Proxy Statement is incorporated herein by reference in response to this item.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Interchange Financial Services Corporation
Saddle Brook, New Jersey

We have audited the accompanying consolidated balance sheets of Interchange Financial Services Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Interchange Financial Services Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Parsippany, New Jersey
January  19, 1996



INTERCHANGE FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
(DOLLARS IN THOUSANDS)


                                                                            1995            1994
                                                                           ---------      ---------

ASSETS

Cash and due from banks                                                     $ 25,151       $ 22,865
Federal funds sold                                                                 -          3,100
                                                                            --------       --------

Total cash and cash equivalents                                               25,151         25,965
                                                                            --------       --------

Investment securities at amortized cost (estimated
     market value of $75,611 and  $116,718)                                   74,688        121,512
                                                                             -------       --------
Securities available for sale at estimated market value
     amortized cost of $66,604 and $30,079)                                    67,545         27,269
                                                                            --------       --------

Loans                                                                        311,164        290,654
Less:  Allowance for loan losses                                               3,647          3,839
                                                                            --------       --------
Net loans                                                                    307,517        286,815
                                                                            --------       --------

Premises and equipment, net                                                    5,510          4,606
Foreclosed real estate                                                         1,213            880
Accrued interest receivable and other assets                                   9,833         12,265
                                                                            --------       --------

TOTAL ASSETS                                                                $491,457       $479,312
                                                                            ========       ========


LIABILITIES

Deposits
    Non-interest bearing                                                    $ 69,213       $ 66,435
    Interest bearing                                                         367,239        357,735
                                                                            --------       --------

Total deposits                                                               436,452        424,170

Securities sold under agreements to repurchase                                 1,704            702
Short-term borrowings                                                          9,200         11,000
Accrued interest payable and other liabilities                                 3,860          3,311
Long-term borrowings                                                               -          5,000
                                                                            --------       --------

TOTAL LIABILITIES                                                            451,216        444,183
                                                                            --------       --------

STOCKHOLDERS' EQUITY
Preferred stock                                                                    -          5,000
Common stock, without par value; 5,000,000 shares authorized;
    2,697,100 shares issued and outstanding                                    4,495          4,495
Capital surplus                                                               12,110         11,333
Retained earnings                                                             22,990         18,737
Unrealized gain(loss)-securities available for sale, net of taxes                646         (1,813)
                                                                            --------       --------
                                                                              40,241         37,752
Less:  Treasury stock (68,000 shares of preferred, at cost)                        -          2,623
                                                                            --------       --------

TOTAL STOCKHOLDERS' EQUITY                                                    40,241         35,129
                                                                            --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $491,457       $479,312
                                                                            ========       ========
See notes to consolidated financial statements


INTERCHANGE FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      1995            1994           1993
                                                                   --------        --------       --------
INTEREST INCOME

Interest and fees on loans                                          $27,427        $23,537        $22,142
Interest on federal funds sold                                          374            412            610
Interest and dividends on securities
   Taxable interest income                                            8,969          8,469          6,348
   Interest income exempt from federal income taxes                      56             59             49
   Dividends                                                            169            135            118
                                                                    -------        -------        -------

TOTAL INTEREST INCOME                                                36,995         32,612         29,267
                                                                    -------        -------        -------

INTEREST EXPENSE

Interest on deposits                                                 14,513         10,635         10,227
Interest on short-term borrowings                                       506            289             10
Interest on long-term borrowings                                        131             82              -
                                                                   --------        -------        -------

TOTAL INTEREST EXPENSE                                               15,150         11,006         10,237
                                                                   --------        -------        -------

NET INTEREST INCOME                                                  21,845         21,606         19,030
Provision for loan losses                                             1,200            944          1,065
                                                                   --------        -------        -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                     20,645         20,662         17,965
                                                                   --------        -------        -------

NON-INTEREST INCOME
Service fees on deposit accounts                                      1,474          1,496          1,300
Net gain/(loss) on sale of securities available for sale                 15             (5)             1
Net gain/(loss) on sale of loans available for sale                      22            (14)         1,070
Net gain on sale of loans                                                 -              -            284
Net gain on sale of loan servicing rights                               828              -              -
Accretion of discount in connection with acquisition                    760            760            777
Other                                                                 1,653          1,545          1,440
                                                                   --------        -------        -------

TOTAL NON-INTEREST INCOME                                             4,752          3,782          4,872
                                                                   --------        -------        -------

NON-INTEREST EXPENSES
Salaries and benefits                                                 7,254          6,879          6,383
Net occupancy                                                         2,080          1,887          1,799
Furniture and equipment                                                 697            653            729
Advertising and promotion                                               673            701            745
Federal Deposit Insurance Corporation assessment                        503            887            870
Foreclosed real estate expense                                          227            313            411
Other                                                                 4,390          4,426          3,971
                                                                   --------        -------        -------

TOTAL NON-INTEREST EXPENSES                                          15,824         15,746         14,908
                                                                   --------        -------        -------

Income before cumulative effect of change in
   accounting principle and income taxes                              9,573          8,698          7,929

Income taxes                                                          3,293          3,062          2,887
                                                                   --------        -------       --------

Income before cumulative effect of
   change in accounting principle                                     6,280          5,636          5,042

Cumulative effect of change in accounting principle                       -              -           (205)
                                                                   --------       --------       --------

NET INCOME                                                         $  6,280       $  5,636        $ 4,837
                                                                   ========       ========       ========

PER COMMON SHARE
   Income before cumulative effect of change
     in accounting principle                                          $2.29          $2.05          $1.80
   Cumulative effect of change in accounting principle                   -              -           (0.08)
                                                                   --------       --------       --------
   Net income                                                         $2.29          $2.05          $1.72
                                                                   ========       ========       ========

See notes to consolidated financial statements.







INTERCHANGE FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Unrealized
                                                                                        Gain/(Loss)
                                                                                             on
                                                                                         Securities
                                     Preferred    Common       Capital     Retained       Available       Treasury
                                       Stock       Stock       Surplus     Earnings       for Sale        Stock         Total
                                     -------------------------------------------------------------------------------    -----

Balance at January 1, 1993             $5,000      $4,495       $11,333     $12,350                       $(1,623)      $31,555
Net income                                                                    4,837                                       4,837
Dividends on common stock
   at $0.70 per share                                                        (1,888)                                     (1,888)
Dividends on preferred stock                                                   (199)                                       (199)
Purchase of 25,000 preferred shares                                                                        (1,000)       (1,000)
                                       ------      ------       -------     -------                       -------        ------
Balance at December 31, 1993            5,000       4,495        11,333      15,100                        (2,623)       33,305

Net income                                                                    5,636                                       5,636
Dividends on common stock
   at $0.70 per share                                                        (1,887)                                     (1,887)
Dividends on preferred stock                                                   (112)                                       (112)
Unrealized loss on securities
   available for sale, net of
   income taxes                                                                            $(1,813)                      (1,813)
                                       ------      ------       -------     -------        -------        -------        ------

Balance at December 31, 1994            5,000       4,495        11,333      18,737         (1,813)        (2,623)       35,129
Net income                                                                    6,280                                       6,280
Dividends on common stock
   at $0.72 per share                                                        (1,942)                                     (1,942)
Dividends on preferred stock                                                    (85)                                        (85)
Purchase of 32,000 preferred shares                                                                        (1,600)       (1,600)
Retirement of 100,000 shares of
   preferred stock                     (5,000)                      777                                     4,223             -
Increase in market valuation-
   securities available for sale,
   net of income taxes                                                                       2,459                        2,459
                                       =======     ======       =======     =======        =======         ======       =======
Balance at December 31, 1995           $    -      $4,495       $12,110     $22,990        $   646         $    -       $40,241
                                       =======     ======       =======     =======        =======         ======       =======

See notes to consolidated financial statements.


INTERCHANGE FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)
                                                                1995         1994           1993
                                                              --------     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . .       $ 6,280       $ 5,636        $ 4,837
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation and amortization of fixed assets. . .          859           831            752
      Amortization of securities premiums . . . . . . .         1,452         1,543          1,106
      Accretion of securities discounts . . . . . . . .           (53)          (11)            (7)
      Amortization of premium in connection with
        acquisitions . . . . . . . . . . . . . . . . . .          444           403            197
      Accretion of discount in connection with
        acquisition . . . . . . . . . . . . . . . . . . .        (760)         (760)          (777)
      Provision for loan losses . . . . . . . . . . . .         1,200           944          1,065
      Net (gain) loss on sale of foreclosed real estate          (127)         (209)             1
      Net (gain) loss on sale of securities available
        for sale . . . . . . . . . . . . . . . . . . . . .        (15)            5             (1)
      Net (gain) loss on sale of loans available for
        sale . . . . . . . . . . . . . . . . . . . . . . .        (22)           14         (1,070)
      Net gain on sale of loans . . . . . . . . . . . .             -             -           (284)
      Reduction in carrying value of foreclosed real
        estate . . . . . . . . . . . . . . . . . . . . . .          -           122            203
      (Increase) decrease in carrying value of loans
        available for sale . . . . . . . . . . . . . . . .        (80)           85              -
      Loss on sale of fixed assets. . . . . . . . . . .            26             -              -
   (Increase) decrease in operating assets
      Net origination of loans available for sale . . .          (755)      (15,451)       (43,493)
      Proceeds from sale of loans available for sale . .          837         2,129         40,205
      Premium in connection with acquisition . . . . . .            -        (1,724)             -
      Accrued interest receivable . . . . . . . . . . .           144          (917)          (151)
      Deferred income taxes . . . . . . . . . . . . . .          (134)          (76)            99
      Other. . . . . . . . . . . . . . . . . . . . . . .          694        (1,898)           502
   Increase (decrease) in operating liabilities
      Accrued interest payable . . . . . . . . . . . . .          162            72           (324)
      Other . . . . . . . . . . . . . . . . . . . . . .           387           619           (137)
                                                              -------       -------        -------
       NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES                                          10,539        (8,643)         2,723
                                                              -------       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Payments for) proceeds from
      Net origination of loans . . . . . . . . . . . . .      (20,470)        1,377          4,932
      Purchase of loans . . . . . . . . . . . . . . . .        (1,251)      (42,244)          (900)
      Sale of loans . . . . . . . . . . . . . . . . . .             -         1,809          1,271
      Purchase of securities available for sale . . . .        (5,905)       (1,895)        (3,249)
      Maturities of securities available for sale . . .         2,396         2,907             55
      Sale of securities available for sale . . . . . .         2,484           305            789
      Purchase of investment securities . . . . . . . .        (3,999)      (23,618)       (30,152)
      Maturities of investment securities . . . . . . .        14,000        16,000          9,000
      Sale of foreclosed real estate . . . . . . . . . .          678         1,136          1,455
      Advances on foreclosed real estate . . . . . . . .         (285)         (106)          (268)
      Purchase of fixed assets . . . . . . . . . . . . .       (1,862)         (667)        (1,166)
      Sale of fixed assets. . . . . . . . . . . . . . .             4             -              -
                                                              -------       -------        -------
       NET CASH USED IN INVESTING ACTIVITIES                  (14,210)      (44,996)       (18,233)
                                                              -------       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (payments for)
      Deposits in excess of withdrawals . . . . . . . .        12,282        12,272         16,103
      Securities sold under agreements to repurchase . .        1,704           295            203
      Other borrowings . . . . . . . . . . . . . . . . .        4,200        18,000              -
      Retirement of securities sold under agreement to
        repurchase and other borrowings. . . . . . . . .      (11,702)       (2,000)             -
      Acquisition of deposit accounts . . . . . . . . .             -        26,468              -
      Dividends . . . . . . . . . . . . . . . . . . . .        (2,027)       (1,999)        (2,087)
      Treasury stock . . . . . . . . . . . . . . . . . .       (1,600)            -         (1,000)
                                                              -------       -------        -------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                2,857        53,036         13,219
                                                              -------       -------        -------

Decrease in cash and cash equivalents . . . . . . . . .          (814)         (603)        (2,291)
Cash and cash equivalents at beginning of year . . . . .       25,965        26,568         28,859
                                                              -------       -------        -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $25,151       $25,965        $26,568
                                                              =======       =======        =======

Supplemental disclosure of cash flow information Cash paid for:

      Income taxes. . . . . . . . . . . . . . . . . . .       $ 3,346       $ 3,527        $ 2,595
      Interest. . . . . . . . . . . . . . . . . . . . .        14,988        10,934         10,561

Supplemental non-cash investing activities
      Loans transferred to foreclosed real estate. . . .          599           481          1,078
      Securitization of loans reclassified to
        securities available for sale. . . . . . . . . .            -        27,888              -
     (Increase) decrease-market valuation of securities
        available for sale. . . . . . . . . . . . . . .        (3,812)        2,810              -
      Securities transferred from available for sale to
        held to maturity. . . . . . . . . . . . . . . .         5,466             -              -
      Securities transferred from held to maturity to
        available for sale. . . . . . . . . . . . . .          40,888             -              -

See notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The following is a description of the Company's business and its significant accounting and reporting policies:

   Nature of Business and Significant Estimates
   --------------------------------------------

     Interchange Financial Services Corporation (the "Company"), a New Jersey business corporation, is a holding company whose principal subsidiary is Interchange State Bank (the "Bank"). The Bank is principally engaged in the business of attracting business and retail deposits and investing those funds into commercial business and commercial mortgage loans as well as residential mortgage and consumer loans. When demand for loans is low, the Bank invests in debt securities. Currently, the Bank conducts community banking operations in the northeast region of New Jersey (primarily Bergen and Passaic counties).

     The Company uses certain accounting estimates in the preparation of its consolidated financial statements. As a result, actual results could differ from those estimates.

     The most significant estimate pertains to the allowance for loan losses. The borrowers ability to meet contractual obligations and collateral value are the most significant assumptions used to arrive at the estimate. The risks associated with such estimates arise when unforeseen conditions affect the borrowers ability to meet the contractual obligations of the loan and result in a decline in the value of the supporting collateral. Such unforeseen changes may have an adverse effect on the financial position of the Company.

     Additionally, the Company is exposed to significant changes in market interest rates. Such changes could have an adverse effect on the earning capacity and financial position of the Company, particularly, in those situations in which the maturities or repricing of assets are different than the maturities or repricing of the supporting liabilities.

  Principles of Consolidation
  ---------------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents
  -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

  Investment Securities and Securities Available for Sale
  -------------------------------------------------------

     Debt securities which the Company has the positive intent and ability to hold until maturity are classified as held to maturity ("HTM") and are carried at cost, adjusted for the amortization of premiums and accretions of discounts on a level-yield method over the contractual maturity of the instruments. Investment securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale ("AFS") and are carried at market value. The unrealized gains and losses on these securities are reported, net of taxes, as a separate component of stockholders' equity. Management determines the appropriate classification of securities at the time of purchase.

     Securities classified as AFS include securities used as part of the Company's asset and liability management strategy, or securities that may be sold in response to, among other things, changes in interest rates and prepayment risk. Gains and losses from the sale of these securities are determined using the specific identification method.

     During December 1995, the Company reclassified certain securities in its investment portfolio. The reclassification was allowed by the Financial Accounting Standards Board ("FASB") in their Special Report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report established a one-time reprieve of Statement 115 that extended from November 15, 1995 to December 31, 1995. The reprieve provided the Company a single opportunity to reassess its investment portfolio and revise the classifications. As a result of the reclassification, stockholders' equity increased by $827 thousand.

  Loans
  -----

     Loans are stated at principal amounts outstanding, net of unearned discount. Interest income is accrued and credited at the applicable interest rates. Origination fees and certain direct origination costs have been deferred and are recognized over the life of the applicable loan as an adjustment to the yield. At December 31, 1995, approximately 85% of all loans are collateralized by real estate located in northern New Jersey, the Company's market area.

     Loans are placed on non-accrual status when, in the opinion of management, there is doubt as to the collectibility of interest or principal, or when principal or interest payments are in arrears 90 days or more, or if management considers collection of such amounts to be doubtful. Amounts accrued are evaluated for collectibility. Interest is subsequently recognized on non-accrual loans only to the extent that cash is received and the ultimate repayment of principal is not in doubt. Loans are returned to accrual status when management deems that collection of principal and interest is reasonable.

     Mortgage loans available for sale are carried at lower of aggregate cost or market value.

     In July 1991, the Bank acquired the assets and liabilities of a failed institution from the Federal Deposit Insurance Corporation (the "FDIC") which was accounted for using the purchase method of accounting. Consideration received from the FDIC in excess of that assigned to fair value specific loans, recorded as an allowance for loan losses and accrued for acquisitions costs, is being accreted into income over a five-year period ending July 1996.

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 118"). Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral. The fair value of collateral, as reduced by costs to sell on a discounted basis, is utilized if a loan is collateral dependent or foreclosure is probable. All commercial and commercial mortgage loans are evaluated for impairment under SFAS No. 114. All non-accrual commercial and commercial mortgages loans are considered impaired. The adoption of these rules did not have an impact on the Company's financial condition and results of operations.

  Allowance for Loan Losses
  -------------------------

     The allowance for loan losses is established through charges to income. Loan losses are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb future loan losses on existing loans, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and economic conditions that may affect the borrowers' ability to pay.

  Premises and Equipment
  ----------------------

     Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Premises and equipment are depreciated over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease, if shorter. Estimated lives are 30 to 40 years for premises and 3 to 20 years for furniture and equipment.

     Expenditures for maintenance and repairs are expensed as incurred. The cost of major renewals and improvements is capitalized.

  Foreclosed Real Estate
  ----------------------

     Real estate properties acquired through foreclosure are recorded at the lower of cost or estimated fair value at time of foreclosure. Subsequent valuations are performed periodically and the carrying value is adjusted by a charge to foreclosed real estate expense to reflect any subsequent declines in the estimated fair value. As a result, further declines in real estate values may result in increased foreclosed real estate expense. Routine holding costs are charged to expense as incurred.

  Income Taxes
  ------------

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) in 1993. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence.

  Per Share Amounts
  -----------------

     Earnings per common share is computed by dividing net income, less dividends on the preferred stock by the weighted average number of common shares outstanding of 2,697,100 during 1995, 1994, and 1993. The potential dilution from the exercise of stock options is not material.

   2.  ACQUISITIONS

On February 25, 1994, Interchange State Bank (the "Bank"), the wholly owned subsidiary of the Company, assumed the deposit liabilities amounting to $26,468,000 of Volunteer Federal Savings Association of Little Ferry, New Jersey. The Bank received $24,744,000 in cash representing the difference between the deposits assumed, net of $1,724,000 premium paid as part of the transaction.

     The premiums paid to acquire the deposits in the Volunteer transaction and in a 1991 branch acquisition are being amortized over a period ranging from five to seven years. Amortization in 1995, 1994 and 1993, included in non-interest expenses, amounted to $444,000, $403,000 and $197,000, respectively.

3.   RESTRICTIONS ON CASH AND DUE FROM BANKS

The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank based upon the level of its deposit liability. The average amount of this reserve balance for 1995 and 1994 was approximately $6,803,000 and $6,409,000, respectively.


4.   INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

Investment securities and securities available for sale are summarized as follows:  (in thousands)

                                                                ------------------------------------------------------------
                                                                                     December 31, 1995
                                                                ------------------------------------------------------------
                                                                                  Gross            Gross         Estimated
                                                                Amortized      Unrealized       Unrealized         Market
                                                                   Cost           Gains           Losses           Value
                                                                ------------------------------------------------------------

INVESTMENT SECURITIES:

   OBLIGATIONS OF U.S. TREASURY                                    $65,223         $942               $26         $66,139
   OBLIGATIONS OF U.S. AGENCIES                                      8,037            7                 -           8,044
   OBLIGATIONS OF STATES & POLITICAL SUBDIVISIONS                    1,278            -                 -           1,278
   OTHER DEBT SECURITIES                                               150            -                 -             150
                                                                   -------        ------            ------        -------
                                                                    74,688          949                26          75,611
                                                                   -------        ------            ------        -------

SECURITIES AVAILABLE FOR SALE:

   OBLIGATIONS OF U.S. TREASURY                                     40,888        1,466               184          42,170
   OBLIGATIONS OF U.S. AGENCIES                                     23,282            -               341          22,941
   EQUITY SECURITIES                                                 2,434            -                 -           2,434
                                                                   -------        -----              -----        -------
                                                                    66,604        1,466               525          67,545
                                                                   -------        -----              -----        -------

       TOTAL SECURITIES                                           $141,292       $2,415              $551        $143,156
                                                                   =======        =====              =====        =======

                                                                ------------------------------------------------------------
                                                                                     December 31, 1994
                                                                ------------------------------------------------------------
                                                                                  Gross            Gross         Estimated
                                                                Amortized      Unrealized       Unrealized         Market
                                                                   Cost           Gains           Losses           Value
                                                              --------------------------------------------------------------

Investment securities:

   Obligations of U.S. Treasury                                   $121,512          $47            $4,841        $116,718
                                                                   -------         -----           ------         -------

Securities available for sale:

   Obligations of U.S. agencies                                     26,855            -             2,823          24,032
   Obligations of states & political subdivisions                    1,442           12                 2           1,452
   Other debt securities                                               147            3                 -             150
   Equity securities                                                 1,635            -                 -           1,635
                                                                   -------         -----           ------         -------
                                                                    30,079           15             2,825          27,269
                                                                   -------         -----           ------         -------

       Total securities                                           $151,591          $62            $7,666        $143,987
                                                                   =======         =====           ======         =======

     At December 31, 1995, the contractual maturities of investment securities and securities available for sale are as follows: (in thousands)

                                                                                                        Securities
                                                                  Investment Securities             Available for Sale
                                                                ---------------------------     ----------------------------
                                                                                Estimated                        Estimated
                                                                Amortized        Market          Amortized         Market
                                                                   Cost           Value            Cost            Value
                                                                -----------    ----------       ----------       -----------

   Within 1 year                                                   $22,121      $22,227                 -               -
   After 1 but within 5 years                                       52,357       53,174           $30,513         $31,063
   After 5 but within 10 years                                         100          100            10,375          11,107
   After 10 years                                                      110          110            23,282          22,941
   Equity securities                                                     -            -             2,434           2,434
                                                                   -------      -------           -------         =------

                                                                   $74,688      $75,611           $66,604         $67,545
                                                                   =======      =======           =======         =======



     Proceeds from the sale of securities available for sale totaled $2,484,000, $305,000 and $789,000 during the years ended December 31, 1995, 1994 and 1993, respectively. Gains of $15,000 and $1,000 were realized in 1995 and 1993, respectively, and a loss of $5,000 was realized in 1994.

     Securities with carrying amounts of $11.1 million and $9.4 million at December 31, 1995 and 1994, respectively, were pledged for public deposits, securities sold under repurchase agreements and other purposes required by law.

5.  LOANS

The  composition  of the loan portfolio is summarized as follows: (in thousands)

                                                                       ----------------------------
                                                                                December 31,
                                                                       ----------------------------
                                                                          1995              1994
                                                                        ---------         ---------



Commercial and financial                                               $ 42,106         $ 36,512
Real Estate
   Residential                                                          164,140          156,642
   Commercial                                                            96,910           87,728
   Construction                                                           1,484            1,917
   Available for sale                                                     1,106            1,086
Installment                                                               5,363            6,071
Lease financing                                                              55              698
                                                                      ---------         ---------
                                                                        311,164          290,654
Allowance for loan losses                                                 3,647            3,839
                                                                      ---------         ---------

Net loans                                                              $307,517         $286,815
                                                                      =========         =========


     Nonperforming loans include loans which are accounted for on a nonaccrual basis and troubled debt restructurings. Nonperforming loans are as follows: (in thousands)

                                                    ------------------------------------------------
                                                                  D e c e m b e r 31,
                                                    ------------------------------------------------
                                                        1995              1994              1993
                                                    ------------      ------------      ------------

Nonaccrual loans
   Commercial and financial                             $  621          $ 3,159           $1,793
   Residential real estate                               1,646            2,430            2,115
   Commercial real estate                                  235              588                -
   Installment                                               9                -                6
                                                        ------           ------           ------

                                                        $2,511           $6,177           $3,914
                                                        ======           ======           ======

Troubled debt restructurings

   Commercial and financial                             $1,000             $277                -
   Commercial real estate                                  465              245                -
                                                        ------           ------           ------

                                                        $1,465             $522                -
                                                        ======           ======           ======

Interest  income  that would have been
  recorded  during the year on  nonaccrual
  loans outstanding at year-end in accordance
  with original terms                                     $254             $669             $421

Interest income included in net income
   during the year on nonaccrual loans
   outstanding at year-end                                $114             $398             $134

     Nonaccrual loans acquired in a 1991 transaction, at an estimated fair value of $452,000, $1,060,000 and $1,586,000 at December 31, 1995, 1994 and 1993,
respectively, are not included in the preceding table. At the acquisition date, these loans were not performing according to their original terms and were discounted from a face value of $978,000, $2,773,000 and $3,648,000, respectively.

     Loans on which interest is accruing and included in income, but which were contractually past due 90 days or more as to principal or interest payments amounted to $157,000 at December 31, 1993. There were no such loans at December 31, 1994 and 1995.

     Officers and directors of the Company and their affiliated companies are customers and are engaged in transactions with the Company in the ordinary course of business on substantially the same terms as those prevailing with other borrowers and suppliers.

     The following table summarizes activity with respect to these loans: (in thousands)

                                                             ------------------------------------
                                                                  Years Ended December 31,
                                                             ------------------------------------
                                                                  1995                   1994
                                                                --------               --------

             BALANCE AT BEGINNING OF YEAR                       $3,121                  $3,725
             Additions                                             339                     359
             Reductions                                           (900)                   (963)
                                                                ------                  ------

             BALANCE AT END OF YEAR                             $2,560                  $3,121
                                                                ======                  ======

6.  ALLOWANCE FOR LOAN LOSSES (in thousands)

The Company's recorded investment in impaired loans at December 31, is as follows:

                                                ------------------------------       -----------------------------------
                                                            1995                                    1994
                                                ------------------------------       -----------------------------------
                                                                   Related                                   Related
                                                                  Allowance                                 Allowance
                                                                   for Loan                                  for Loan
                                                 Investment         Losses             Investment             Losses
                                                -----------      -----------          ------------         -----------

Impaired loans
   With a related allowance for
      loan losses . . . . . . . . . . . . . .      $2,290           $300                  $4,486               $627

   Without a related allowance
      for loan losses . . . . . . . . . . . .          18              -                     321                  -
                                                   ------           ----                  ------               ----

                                                   $2,308           $300                  $4,807               $627
                                                   ======           ====                  ======               ====




The following table sets forth certain information about impaired loans for the year ended December 31, 1995:

Average recorded investment . . . . . . . .                $2,485
                                                           ======

Interest income recognized during time period that loans were impaired:
      Recognized using cash-basis method
         of accounting . . . . . . . . . . . . . . .         $141
      Recognized by other methods . . . . . .                   -
                                                             ----

                                                             $141
                                                             ====

Changes in the allowance  for loan losses are summarized as follows:

                                                                     ----------------------------------------------
                                                                               Years Ended December 31,
                                                                     ----------------------------------------------
                                                                         1995             1994               1993
                                                                       --------         --------           --------


BALANCE AT BEGINNING OF YEAR                                            $3,839           $3,905            $4,100
Additions (deductions)
     Provision charged to operations                                     1,200              944             1,065
     Recoveries loans previously
          charged off                                                      118              114                51
     Loans charged off                                                  (1,510)          (1,124)           (1,311)
                                                                        ------           ------            ------

BALANCE AT END OF YEAR                                                  $3,647           $3,839            $3,905
                                                                        ======           ======            ======

-------------------------------------------------------------------------------------------------------------------
For years ended  December 31, 1995,  1994 and 1993,  the  provisions  charged to expense for federal income tax purposes  amounted to  approximately  $1,392,000,
$1,010,000 and $1,102,000, respectively.



7.  PREMISES AND EQUIPMENT, NET


Premises and equipment are summarized as follows:  (in thousands)

                                                     ----------------------------
                                                             December 31,
                                                     ----------------------------
                                                         1995            1994
                                                       --------        --------
Land                                                   $    743         $  743
Buildings                                                 1,062          1,062
Furniture, fixture and equipment                          3,864          3,252
Leasehold improvements                                    4,715          4,138
                                                         ------         ------
                                                         10,384          9,195
Less accumulated depreciation and
    amortization                                          4,874          4,589
                                                         ------         ------

                                                         $5,510         $4,606
                                                         ======         ======


8.  DEPOSITS

Deposits are summarized as follows:  (in thousands)

                                                                ---------------------------------
                                                                          December 31,
                                                                ---------------------------------
                                                                      1995                1994
                                                                    --------            --------

Non-interest bearing demand deposits                               $  69,213           $  66,435
Interest bearing demand deposits                                     110,813             101,873
Money market deposits                                                 38,716              37,816
Savings deposits                                                      71,170              75,906
Time deposits                                                        146,540             142,140
                                                                    --------            --------
                                                                    $436,452            $424,170
                                                                    ========            ========

     At December 31, 1995 and 1994, the carrying amounts of certificates of deposit that individually exceed $100,000 amounted to $11,674,000 and
$8,043,000, respectively. Interest expense related to such deposits was approximately $568,000, $312,000 and $282,000 in 1995, 1994, and 1993,
respectively.


9.  SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:  (in thousands)

                                                                 ------------------------
                                                                       December 31,
                                                                 ------------------------
                                                                     1995          1994
                                                                     -----         ----

          Securities sold under
             repurchase agreement                                  $ 1,704       $   702
          Federal funds purchased                                    4,200             -
          Advances from the Federal
             Home Loan Bank of  New York                             5,000        11,000
                                                                     -----        ------

                                                                   $10,904       $11,702
                                                                   =======       =======

     The bank has a $47.5 million line of credit available through its membership in the Federal Home Loan Bank of New York.

10.  LONG-TERM  BORROWINGS

Long-term debt amounting to $5.0 million at December 31, 1994 consisted of an advance from the Federal Home Loan Bank of New York payable in equal quarterly installments of $1,250,000 beginning in January 1996 and continuing through October 1996. The aggregate average interest rate was 6.93% and ranged from 6.71% to 7.14%.

11.  BENEFIT PLANS

     In 1993, the Company established a non-contributory defined benefit pension plan covering all eligible employees. The funding policy is to contribute an amount that is at least the minimum required by law. Retirement income is based on years of service under the plan and, subject to certain limits, on final average compensation. Effective January 1, 1994, the Company established a supplemental plan that provides for retirement income that would have been paid but for the limitation under the qualified plan.

     Effective August 1, 1994, the Company established a retirement plan for all directors of the Company or the Bank who are not employees of the Company or of any subsidiary or affiliate of the Company. As a part of this Plan, the Company contributes annually to a life insurance policy or annuity contract as follows:

                  YEARS OF SERVICE                   AMOUNT CONTRIBUTED
                  ----------------                   ------------------
                         6                                $5,000
                         7                                 6,000
                         8                                 7,000
                         9                                 8,000
                        10                                 9,000
                        11 or more                        10,000

     The life insurance policies or annuity contracts are owned by the Company. Retirement income to a director who has completed five years of service through ten years of service will be based on the cash value of the life insurance policy or annuity contract. After ten years of service, the retirement income will be the greater of the cash value of the life insurance policy or annuity contract or an amount determined by multiplying the standard annual retainer fees (currently $11,000) at the director's retirement day by the director's years of service.




     Net pension cost of each plan consist of the following: (in thousands)

                                                                                     Supplemental
                                                 Pension Plan                            Plan                     Director's Plan
                                      ------------------------------------      -----------------------      ----------------------
                                        1995         1994          1993           1995          1994           1995           1994
                                       ------       ------        ------         ------        ------         ------         ------

Service cost of benefits during
   period                               $134         $195          $181            $10           $14           $ 39           $ 17

Interest cost on projected benefit
   obligation                             22           14             -              2             1             66             26

Actual return on plan assets             (65)          (5)            -              -             -              -              -

Net amortization or deferral              39           (7)            -              -             1            147             61

                                        ----         ----          ----            ---           ---           ----           ----
Net pension cost                        $130         $197          $181            $12           $16           $252           $104
                                        ====         ====          ====            ===           ===           ====           ====




     The following table sets forth the funded status, as of December 31, of the plans and amounts recognized in the Company's Consolidated Balance Sheets and the major assumptions used to determine these amounts: (dollars in thousands)

                                                                       Supplemental
                                             Pension Plan                  Plan              Director's Plan
                                          -------------------       ------------------     -------------------
                                           1995        1994          1995       1994        1995         1994
                                          ------      ------        ------     ------      ------       ------

Accumulated benefit obligation:

    Vested                                 $ 27        $ 19            -          -        $921          $775
    Non-vested                              275         160          $19        $ 5           -             -
                                           ----        ----          ---        ---        ----          ----
                                           $302        $179          $19        $ 5        $921          $775
                                           ====        ====          ===        ===        ====          ====

Projected benefit obligation               $527        $248          $38        $17        $921          $775
Plan assets at fair value                   488         221            -          -           -             -
                                           ----        ----          ---        ---        ----          ----

Projected benefit obligation in
   excess of plan assets                     39          27           38         17         921           775
Unrecognized prior service cost               7           7           (9)       (10)       (535)         (682)
Unrecognized net gain                        37         128           (1)         9         (30)           11
Adjustment for additional liability           -           -            -          -         565           671
                                           ----        ----          ---        ---        ----          ----

Accrued pension cost included in
   the balance sheet                        $83        $162          $28        $16        $921          $775
                                           ====        ====          ===        ===        ====          ====

Major assumptions:

   Discount rate                            7.5%        8.5%         7.5%       8.5%        7.5%          8.5%
   Expected rate of increase in
      future compensation                   5.0         5.0          5.0        5.0         N/A           N/A
   Expected long-term rate of
      return on assets                      8.0         8.0          N/A        N/A         N/A           N/A



     Effective as of January 1, 1993, the Employees' Stock Ownership Plan (the "ESOP") was renamed the Capital Investment Plan (the "Plan"). The Plan permits employees to make basic contributions up to 4% of base compensation and may make additional contributions up to 10% of compensation when coupled with basic contributions. Under the Plan, the Company provides a matching contribution equal to 50% of the basic contribution of each participant. In addition, the Company makes a fixed contribution on behalf of each participant equal to 1% of such participant's base compensation. The Company's contribution to the Plan amounted to $115,000, $98,000 and $106,000 in 1995, 1994 and 1993, respectively.

12.  STOCK OPTION PLAN

In 1989, the Company adopted a stock option plan covering certain key employees. Under this plan, as amended, a maximum of 270,000 shares of common stock may be granted at fair market value at the date of grant. Options granted expire if not exercised within ten years of date of grant and are exercisable starting one year from the date of grant.

     Changes in options outstanding during the past three years were as follows:

                                                                          Price range
                                                      Shares               per share
                                                      ------             -------------

Outstanding, January 1, 1993
   (20,398 shares exercisable)                        34,001             $11.125
   Granted in 1993                                    30,250              16.875 to 17.00

Outstanding, December 31, 1993
   (27,200 shares exercisable)                        64,251              11.125 to 17.00

Outstanding, December 31, 1994
   (43,383 shares exercisable)                        64,251              11.125 to 17.00

Outstanding, December 31, 1995
   (52,767 shares exerciseable
    at $11.125 to $17.00)                             64,251              11.125 to 17.00




13.  OTHER NON-INTEREST EXPENSES

Expenses included in other non-interest expenses which exceed one percent of the aggregate of total interest income and non-interest income in 1995, 1994 and 1993 are as follows:

                                                1995              1994             1993
                                                ----              ----             ----

Professional fees                              $1,224            $1,254           $1,249
Amortization of premiums in
   connection with acquisitions                   444               403              197
Directors' fees, travel and
   retirement                                     536               399              236
Insurance premiums                                256               332              364





14.  INCOME TAXES

Income tax expense for the years ended December 31,  is summarized as follows:  (in thousands)

                                                              1995              1994            1993
                                                              ----              ----            ----

               Federal:    current                           $3,168            $2,913          $2,674
                           deferred                            (122)              (62)            (81)


               State:      current                              259               225             319
                           deferred                             (12)              (14)            (25)
                                                              ------            -----          ------

                                                             $3,293            $3,062          $2,887
                                                              ======           ======          ======

          The timing effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities as of December 31, are as follows: (in thousands)

                                                                                  1995           1994
                                                                                  ----           ----

           Deferred tax assets

                Excess of book over tax allowance for loan losses                 $752           $835
                Excess of book over tax depreciation                               201            146
                Accrued lawsuit settlement not reflected
                     on tax return                                                  81            189
                Loan origination fees reported as taxable
                     income when received but deferred
                     for book reporting                                            192            178
                Excess of book over tax provision for
                     benefit plan expense                                          259            118
                Unrealized loss - securities available for sale                      -            997
                Unrealized loss on other assets                                    183            137
                Other                                                              126             70
                                                                                 -----         ------

                     Total deferred tax assets                                   1,794          2,670

           Deferred tax liabilities
                Accretion of bond discount not reported
                     as taxable income                                               -             13
                Unrealized gains-securites available for sale                      356              -
                                                                                ------         ------

                     Net deferred tax assets                                    $1,438         $2,657
                                                                                ======         ======

      Net deferred tax assets are included in other assets on the consolidated balance sheet. It is more likely than not that deferred tax assets of $1.4 million will be principally realized through carryback to taxable income in prior years and future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income and tax planning strategies.

      The provision for income taxes differs from the expected statutory provision as follows:

                                                                    ------------------------------------------------
                                                                                     December 31,
                                                                    ------------------------------------------------
                                                                        1995             1994              1993
                                                                        ----             ----              ----

Expected provision at statutory rate                                     34%              34%               34%

Difference resulting from:

     State income tax, net of federal benefit                             1                2                 2
     Interest income exempt from federal taxes                           (1)              (1)               (1)
     Other, net                                                           -                -                 1
                                                                       ----             ----              ----

                                                                         34%              35%               36%
                                                                       ====             ====              ====




15.  PREFERRED STOCK

On September 15, 1995, the Company exercised its right to redeem all of its preferred stock, not held as Treasury Stock, at $50 per share. At the same time the Company elected to cancel these shares together with the shares held as Treasury Stock. The cancellation included all of the 100,000 shares issued in 1987.

16.  PARENT COMPANY INFORMATION (in thousands)

                                                               ----------------------------
                                                                      DECEMBER 31,
                                                               ----------------------------
CONDENSED BALANCE SHEETS                                          1995             1994
                                                               ------------      ----------

Assets
   Cash                                                           $    10        $     10
   Investment in subsidiaries
     Bank                                                          40,231          35,021
     Other                                                            142             142
   Dividends receivable                                               485             472
   Other assets                                                         -             110
                                                                  -------         -------

       Total assets                                               $40,868         $35,755
                                                                  =======         =======

Liabilities

   Dividends payable                                              $   485         $   472
   Other liabilities                                                  142             154
                                                                  -------         -------
                                                                      627             626
                                                                  -------         -------

Stockholders' equity
   Preferred stock                                                      -           5,000
   Common stock                                                     4,495           4,495
   Surplus                                                         12,110          11,333
   Retained earnings                                               22,990          18,737
   Unrealized gain/(loss) - securities
     available for sale, net of taxes                                 646          (1,813)
                                                                  -------          ------

                                                                   40,241          37,752
   Less:  Treasury stock                                                -          (2,623)
                                                                  -------          ------
       Total liabilities and stockholders' equity                 $40,868         $35,755
                                                                  =======         =======

                                                         --------------------------------------------------
                                                                     YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------
CONDENSED STATEMENTS OF INCOME                              1995               1994                1993
                                                          -------            -------              ------

Dividends from subsidiary bank                             $3,627             $1,999              $2,587
Interest income on securities                                   -                  -                  10
Management fees                                                44                120                  40
                                                           ------             ------              ------

       Total revenues                                       3,671              2,119               2,637
                                                           ------             ------              ------
Operating expenses                                            142                133                 105
                                                           ------             ------              ------


Income before equity in undistributed earnings
  of  subsidiaries                                          3,529              1,986               2,532
Equity in undistributed earnings of subsidiaries            2,751              3,650               2,305
                                                           ------             ------              ------

       Net income                                          $6,280             $5,636              $4,837
                                                           ======             ======              ======




                                                         --------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                          1995                1994                1993
                                                           -------            -------             -------

Cash flows from operating activities
   Net income                                              $6,280             $5,636              $4,837

   Adjustments to reconcile net income
     to net cash provided by operating activities
       Decrease  in other assets                               97                  1                  14
       Increase in dividends payable                           13                  -                   -
       (Decrease)/increase in other liabilities               (12)                12                   -
   Equity in undistributed income of subsidiaries          (2,751)            (3,650)             (2,305)
                                                           ------             ------              ------

       Net Cash provided by operating activities            3,627              1,999               2,546
                                                           ------             ------              ------


Cash flows from financing activities
   Cash dividends paid                                     (2,027)            (1,999)             (2,087)
   Treasury stock                                          (1,600)                 -              (1,000)
                                                           ------             ------              ------

       Net cash used in financing activities               (3,627)            (1,999)             (3,087)

Net decrease in cash                                            -                  -                (541)
Cash at beginning of year                                      10                 10                 551
                                                           ------            -------              ------
Cash at end of year                                        $   10            $    10              $   10
                                                           ======            =======              ======



17.  RESTRICTIONS OF SUBSIDIARY BANK DIVIDENDS

Under New Jersey State law, the Bank may declare a dividend only if, after payment thereof, its capital would be unimpaired and its remaining surplus would equal 50 percent of its capital. At December 31, 1995, undistributed net assets of the Bank were $40,231,000 of which $35,913,000 was available for the payment of dividends. In addition, payment of dividends is limited by the requirement to meet the capital guidelines issued by the Board of Governors of the Federal Reserve System.


18.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company has outstanding commitments and contingent liabilities including agreements to extend credit which arise in the normal course of business and which are not shown in the accompanying financial statements.

     Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They are issued primarily to support performance bonds. Both arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the normal credit policies.

     A summary of commitments to extend credit at December 31, are summarized as follows: (in thousands)

                                                            1995            1994
                                                            ----            ----

           Credit card loans                            $  6,985        $  7,177
           Home equity loans                              41,089          41,993
           Other loans                                    21,444          18,488
           Standby letters of credit                       1,258             914
                                                         -------          ------

                                                         $70,776         $68,572
                                                         =======         =======

The minimum annual rental under non-cancelable operating leases for premises and equipment, exclusive of payments for maintenance, insurance and taxes, is summarized as follows: (in thousands)

                           1996                                 $   771
                           1997                                     707
                           1998                                     668
                           1999                                     556
                           2000                                     471
                           thereafter                               895
                                                                    ---
                           Total minimum
                              lease payments                     $4,068
                                                                  =====



     Rent expense for all leases amounted to approximately $985,000, $884,000 and $1,009,000 in 1995, 1994, and 1993, respectively.

     The Company leases certain real estate from three companies affiliated with directors of the Company. Rental expense associated with such leases was $157,000, $167,000 and $165,000 for the years ended December 31, 1995, 1994, and
1993, respectively. The aggregate minimum rental commitments through 2005 under these leases was approximately $904,000 at December 31, 1995. A director of the Company also provided legal services through his affiliated firm. Fees paid for these services amounted to $322,500, $426,500 and $521,100 in 1995, 1994, and
1993, respectively. In 1993, certain directors provided insurance brokerage services and consulting services through their affiliated firms and fees paid for these services amounted to $513,000.

     In addition, the Bank is a defendant in a lawsuit commenced in April 1989, (GREAT AMERICAN MORTGAGE CORP. ET AL VS. ROBERT UTTER ET AL.) filed in Superior Court of New Jersey alleging that the Bank was statutorily liable in conversion for having paid checks drawn on demand deposit accounts of plaintiffs at the Bank bearing forged endorsements.

     On December 2, 1992, the court directed judgment to be entered against the Bank in the total principal sum of $484,000 with prejudgment interest. On April 5, 1993, the Bank filed a Notice of Appeal of this judgment and, by virtue of post-judgment motions, the amount was reduced to the principal sum of $311,000 plus pre-judgment interest. This judgment was appealed and, by virtue of this appeal, the amount was further reduced to $245,000. The matter remained on appeal until May 8, 1995, at which time, by Court order, the matter was settled. Pursuant thereto, the Bank has paid a total of $89 thousand against the aforesaid judgment, which has now been discharged of record. The Bank continues to pursue various parties for recoupment of the aforesaid monies under which it is likely that the Bank's liability for the payment will either be reduced to its proportionate share under contribution theories or it will be exonerated under indemnification theories.

     In a related matter, on January 8, 1993, an interlocutory judgment was entered against the Bank in the principal sum of $120,000 with prejudgment interest. The Bank has appealed this judgment and a stay of execution has been effected.

     In 1992, the Company accrued $500,000 as a provision for an adverse judgment in this litigation. Based on the May 8, 1995, partial settlement of these matters, the Company has reduced the reserve by $250 thousand to $161 thousand which the Company and its legal counsel believe is adequate to cover any remaining liabilities related to these matters.

     The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

19.  QUARTERLY FINANCIAL DATA (unaudited)(in thousands except per share data)

                                                       FIRST          SECOND            THIRD          FOURTH
                           1995                       QUARTER         QUARTER          QUARTER         QUARTER
----------------------------------------------------------------------------------------------------------------

 INTEREST INCOME                                      $  9,094          $9,250         $  9,347         $9,304
 INTEREST EXPENSE                                        3,625           3,827            3,843          3,855
 NET INTEREST INCOME                                     5,469           5,423            5,504          5,449
 PROVISION FOR LOAN LOSSES                                 225             375              225            375
 NET GAIN ON SALE OF SECURITIES
    AVAILABLE FOR SALE                                       -              15                -              -
 INCOME BEFORE INCOME TAXES                              2,161           2,320            2,177          2,915
 NET INCOME                                              1,405           1,565            1,415          1,895

 NET INCOME PER COMMON SHARE                             $0.51           $0.57            $0.51          $0.70
 ----------------------------------------------------------------------------------------------------------------
                                                        First          Second            Third          Fourth
1994                                                   Quarter         Quarter          Quarter         Quarter
----------------------------------------------------------------------------------------------------------------

 Interest income                                        $7,496          $7,772           $8,510         $8,834
 Interest expense                                        2,392           2,550            2,778          3,286
 Net interest income                                     5,104           5,222            5,732          5,548
 Provision for loan losses                                 225             225              225            269
 Net loss on sale of securities
   available for sale                                        -               -                -             (5)
Income before income taxes                               1,806           2,185            2,535          2,172
 Net income                                              1,171           1,409            1,630          1,426

 Net income per common share                             $0.42           $0.52            $0.59          $0.52


------------------------------------------------------------------------------
20.  FAIR VALUE OF FINANCIAL INSTRUMENTS (in thousands)

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Values of Financial Instruments" ("SFAS No. 107") requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a particular point in time, based on relevant market information and information about the financial instrument. Fair values are most commonly derived from quoted market prices. In the event market prices are not available, fair value is determined using the present value of anticipated future cash flows, as permitted by SFAS No. 107. This method is sensitive to the various assumptions and estimates used and the resulting fair value estimates may be significantly affected by minor variations in those assumptions or estimates. In that regard, it is likely that amounts different from the fair value estimates would be realized by the Company in immediate settlement of the financial instruments.

                                                       1995                                         1994
                                        ----------------------------------           -----------------------------------
                                          CARRYING                FAIR                 Carrying                 Fair
                                           AMOUNT                VALUE                  Amount                 Value
                                        -------------         ------------           ------------           ------------
    Financial assets:
      Cash and cash equivalents             $ 25,151             $ 25,151               $ 25,965               $ 25,965
      Investment securities                   74,688               75,611                121,512                116,718
      Securities available for sale           67,545               67,545                 27,269                 27,269
      Loans, net                             307,517              313,097                286,815                280,042
                                            --------             --------               --------               --------
                                            $474,901             $481,404               $461,561               $449,994
                                            ========             ========               ========               ========

    Financial liabilities:
      Deposits                              $436,452             $436,699                424,170                423,895
      Short-term borrowings                   10,904               10,904                 11,702                 11,702
      Long-term borrowings                         -                    -                  5,000                  4,956
                                            --------             --------               --------               --------
                                            $447,356             $447,603               $440,872               $440,553
                                            ========             ========               ========               ========

The methods and significant assumptions used to determine the estimated fair values of the Company's financial instruments are as follows:

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. The estimated fair values of these financial instruments approximate their carrying values since they mature overnight or are due on demand.

Investment Securities and Securities Available for Sale
-------------------------------------------------------

Estimated fair values are based principally on quoted market prices, where available, or dealer quotes. In the event quoted market prices are not available, fair values are estimated using market prices of similar securities.

Loans
-----

The loan portfolio is segregated into various categories for purposes of estimating fair value. Certain homogenous loan categories have been valued on a pool basis using quoted market prices for similar loans sold. The fair values of certain loans that reprice frequently and have no significant change in credit risk is assumed to equal their carrying values. The fair value of other types of loans is estimated by discounting the future cash flows using interest rates that are currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of non-performing loans is estimated using methods employed by management in evaluating the allowance for loan losses.

Deposits
--------

The estimated fair values of deposits with no stated maturity, such as demand deposits, savings, NOW and money market accounts are, by definition, equal to the amount payable on demand at the reporting date. The fair values of fixed-rate certificates of deposit are based on discounting the remaining contractual cash flows using interest rates currently being offered on certificates of deposit with similar attributes and remaining maturities.

Short-term  Borrowings
----------------------

The fair value of short-term borrowings is assumed to equal the carrying value in the financial statements, as these instruments are short-term.

Long-term  Borrowings
---------------------

Fair value estimates of long-term borrowings are based on discounting the remaining contractual cash flows using rates which are comparable to rates currently being offered for borrowings with similar remaining maturities.

Off-balance-sheet Financial Instruments
---------------------------------------

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At December 31, 1995 and 1994, the estimated fair values of these off-balance-sheet financial instruments were immaterial.