Form 10-Q
period 1996-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1996-05-15
CIK 755933

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          MARCH 31,   December 31,
                                                            1996         1995
                                                         ----------  ------------


ASSETS

Cash and due from banks ................................   $ 21,765   $ 25,151
Federal funds sold .....................................     30,200       --
                                                           --------   --------

Total cash and cash equivalents ........................     51,965     25,151
                                                           --------   --------

Investment securities at amortized cost  (approximate
      market value of $73,439 and $75,611 ) ............     73,043     74,688
                                                           --------   --------
Securities available for sale at estimated  market value
      (amortized cost of $36,313 and $66,604 ) .........     37,356     67,545
                                                           --------   --------

Loans ..................................................    316,336    311,164
Less:  Allowance for loan losses .......................      3,714      3,647
                                                           --------   --------
Net loans ..............................................    312,622    307,517
                                                           --------   --------

Premises and equipment, net ............................      5,405      5,510
Foreclosed real estate .................................      1,324      1,213
Accrued interest receivable and other assets ...........      8,891      9,833
                                                           --------   --------

TOTAL ASSETS ...........................................   $490,606   $491,457
                                                           ========   ========

LIABILITIES

Deposits

      Non-interest bearing .............................   $ 68,858   $ 69,213
      Interest bearing .................................    364,380    367,239
                                                           --------   --------

Total deposits .........................................    433,238    436,452

Securities sold under agreements to repurchase .........      7,482      1,704
Short-term borrowings ..................................      3,750      9,200
Accrued interest payable and other liabilities .........      4,559      3,860
                                                           --------   --------

TOTAL LIABILITIES ......................................    449,029    451,216
                                                           --------   --------

STOCKHOLDERS' EQUITY

Common stock ...........................................      4,733      4,495
Capital surplus ........................................     14,941     12,110
Retained earnings ......................................     21,194     22,990
Unrealized gain on securities available for sale,
     net of income taxes ...............................        709        646
                                                           --------   --------

Total stockholders' equity .............................     41,577     40,241
                                                           --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $490,606   $491,457
                                                           ========   ========

- ---------------------------------------------------------------------------------------------------------------
 See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                    Three months ended
                                                          March 31,
                                                 -------------------------
                                                       1996     1995
                                                      ------   ------

INTEREST INCOME

Interest and fees on loans .........................   $7,066   $6,688
Interest on federal funds sold .....................      228       72
Interest and dividends on securities
    Taxable interest income ........................    1,861    2,289
    Interest income exempt from federal income taxes       14       15
    Dividends ......................................       38       30
                                                       ------   ------

TOTAL INTEREST INCOME ..............................    9,207    9,094
                                                       ------   ------

INTEREST EXPENSE

Interest on deposits ...............................    3,598    3,417
Interest on short-term borrowings ..................      150      145
Interest on long-term borrowings ...................       --       63
                                                       ------   ------

TOTAL INTEREST EXPENSE .............................    3,748    3,625
                                                       ------   ------

NET INTEREST INCOME ................................    5,459    5,469
Provision for loan losses ..........................      250      225
                                                       ------   ------
NET INTEREST INCOME AFTER PROVISION

 FOR LOAN LOSSES ...................................    5,209    5,244
                                                       ------   ------

NON-INTEREST INCOME

Service fees on deposit accounts ...................      369      361
Net gain on sale of loans available for sale .......       --       11
Net gain on sale of securities available for sale ..      235       --
Accretion of discount in connection with acquisition      190      190
Other ..............................................      445      454
                                                       ------   ------

TOTAL NON-INTEREST INCOME ..........................    1,239    1,016
                                                       ------   ------

NON-INTEREST EXPENSES

Salaries and benefits ..............................    1,902    1,838
Net occupancy ......................................      545      510
Furniture and equipment ............................      178      151
Advertising and promotion ..........................      158      190
Federal Deposit Insurance Corporation assessment ...       12      225
Foreclosed real estate expense .....................       63       72
Other ..............................................    1,110    1,113
                                                       ------   ------

TOTAL NON-INTEREST EXPENSES ........................    3,968    4,099
                                                       ------   ------

Income before  income taxes ........................    2,480    2,161

Income taxes .......................................      868      756
                                                       ------   ------

NET INCOME .........................................   $1,612   $1,405
                                                       ======   ======

PER COMMON SHARE ...................................   $ 0.57   $ 0.49
                                                       ======   ======

- ----------------------------------------------------------------------------
See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                 Unrealized
                                                                                                 Gain/(Loss)
                                                                                                      on
                                                                                                  Securities
                                                  Preferred     Common     Capital     Retained   Available    Treasury
                                                    Stock       Stock      Surplus     Earnings    for Sale     Stock     Total
                                                  ----------------------------------------------------------------------------------

Balance at January 1, 1995 ....................   $  5,000    $  4,495    $ 11,333    $ 18,737   $ (1,813)   $ (2,623)   $ 35,129

Net income ....................................      1,405       1,405
Dividends on common stock
   at $0.171 per share (1) ....................       (486)       (486)
Dividends on preferred stock ..................        (29)        (29)
Increase in market valuation-securities
   available for sale, net of income taxes ....        546         546
                                                  --------    --------    --------    --------   --------    --------    --------

Balance at March 31, 1995 .....................      5,000       4,495      11,333      19,627     (1,267)     (2,623)     36,565

Net income ....................................      4,875       4,875
Dividends on common stock
   at $0.513 per share ........................     (1,456)     (1,456)
Dividends on preferred stock ..................        (56)        (56)
Purchase of 32,000 preferred shares ...........     (1,600)     (1,600)
Retirement of 100,000 shares of preferred stock     (5,000)        777       4,223        --
Increase in market valuation-securities
   available for sale, net of income taxes ....      1,913       1,913
                                                  --------    --------    --------    --------   --------    --------    --------

Balance at December 31, 1995 ..................       --         4,495      12,110      22,990        646        --        40,241

Net income ....................................      1,612       1,612
Dividends on common stock
   at $0.176 per share (1) ....................       (500)       (500)
5% common stock dividend ......................        226       2,682      (2,908)       --
Issued 7,498 shares of common stock
   in connection with incentive plan ..........         12         149         161
Increase in market valuation-securities
   available for sale, net of income taxes ....         63          63
                                                  --------    --------    --------    --------   --------    --------    --------

BALANCE AT MARCH 31, 1996 .....................   $   --      $  4,733    $ 14,941    $ 21,194   $    709    $   --      $ 41,577
                                                  ========    ========    ========    ========   ========    ========    ========

                                                                                                                         --------
(1) Restated for retroactive  effect of 5% common stock dividend to be issued on
April  19,  1996 to  shareholders  of  record  on March  20,  1996 See  notes to consolidated financial statements.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      For the three months ended
                                                                              March 31,
                                                                       ------------------------
                                                                          1996        1995
                                                                       ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................................     $1,612      $1,405
Non-cash items included in earnings
   Depreciation and amortization of fixed assets ...................        254         192
   Amortization of securities premiums .............................        285         378
   Accretion of securities discounts ...............................        (12)        (13)
   Amortization of premiums in connection with acquisition .........        111         111
   Accretion of discount in connection with acquisition ............       (190)       (190)
   Provision for loan losses .......................................        250         225
   Net gain on sale of securities available for sale ...............       (235)        --
   Net gain on sale of  loans available for sale ...................        --          (11)
   Net gain on sale of foreclosed real estate ......................        (17)        --
   Decrease/(increase) in carrying value of loans available for sale         23         (30)
   Loss on sale of fixed assets ....................................        --           26
(Increase) decrease in operating assets
   Net origination of loans available for sale .....................       (119)       (215)
   Proceeds from sale of loans available for sale ..................        --          254
   Accrued interest receivable .....................................        408         289
   Other ...........................................................        374         564
Increase in operating liabilities
   Accrued interest payable ........................................        107         103
   Other ...........................................................        592         845
                                                                       --------    --------
CASH PROVIDED BY OPERATING ACTIVITIES ..............................      3,443       3,933
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for)
   Net (originations)/ repayment of loans ..........................     (4,378)      3,512
   Purchase of loans ...............................................       (870)       (356)
   Purchase of securities available for sale .......................     (8,087)       (363)
   Maturities of securities available for sale .....................        195         710
   Sale of securities available for sale ...........................     38,349         122
   Sale of foreclosed real estate ..................................         78          60
   Purchase of investment securities ...............................     (4,563)        --
   Maturities of investment securities .............................      6,000       2,000
   Net payments on foreclosed real estate ..........................          7         --
   Purchase of  fixed assets .......................................       (135)       (559)
   Sale of fixed assets ............................................        --            2
                                                                       --------    --------
CASH PROVIDED BY INVESTING ACTIVITIES ..............................     26,596       5,128
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments for)
   Deposits less than withdrawals ..................................     (3,214)     (2,783)
   Securities sold under agreements to repurchase ..................      5,778         --
   Other borrowings ................................................     (4,200)        --
   Retirement of securities sold under agreement
     to repurchase .................................................     (1,250)     (3,650)
   Dividends .......................................................       (500)       (515)
   Common stock issued .............................................        161         --
                                                                       --------    --------
CASH USED FOR FINANCING ACTIVITIES .................................     (3,225)     (6,948)
                                                                       --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS ..............................     26,814       2,113
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................     25,151      25,965

                                                                       --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................    $51,965     $28,078
                                                                       ========    ========
- -------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information: Cash paid for:
     Interest ..................................................   $ 3,641    $ 3,523
     Income taxes ..............................................       208        --

Supplemental disclosure of non-cash investing activities:
     Loans transferred to foreclosed real estate ...............   $   179    $   370
     Increase-market valuation of securities available
        for sale ...............................................      (102)      (846)
     Amortization of valuation allowance-securities
        transferred from availabe to sale to held to maturity ..         4        --

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

1.   FINANCIAL STATEMENTS

     The consolidated financial statements should be read in conjunction with the financial statements and schedules as presented in the Annual Report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1995.

     Consolidated financial data for the three months ended March 31, 1996 and 1995, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

2. LEGAL PROCEEDINGS

     On December 2, 1992, in the matter of Great American Mortgage, et al. v. Robert Utter, et al, a lawsuit filed in the Superior Court of New Jersey against Interchange State Bank (the "Bank"), a wholly owned subsidiary of the Company for having paid checks drawn on the drawers' accounts at the Bank where the checks bore forged or irregular endorsements, the Court directed judgment to be entered against the Bank in the principal amount of $484,000, with pre-judgment interest. On April 5, 1993, the Bank filed a notice of appeal of this judgment and, by virtue of post-judgment motions, the amount was reduced to the principal sum of $311,000, plus pre-judgment interest. The judgment was appealed and, by virtue of this appeal, the amount was further reduced to $245,000. The matter remained on appeal as to the other issues raised by the Bank therein until May 8, 1995, at which time, by Court Order, the claims of the drawers against the Bank were adjusted and, by virtue thereof, the judgment entered against the bank was vacated. The Bank has paid, in order to vacate the judgment, a total of $89,212. The Bank continues to pursue various parties for recoupment of the aforesaid monies under which it is likely that the Bank's liability for the payment will either be reduced to it proportionate share under contribution theories or it will be exonerated under indemnification theories.

     The Bank has made various claims against various different parties in related matters, including the matter of Trico Mortgage Company v. First Central Mortgage Services, et al., in which the Bank has raised indemnification/contribution claims against certain officers of Trico Mortgage Company, United Jersey Financial Corporation , Thomas Zullo (a New Jersey attorney) and others. With respect to the claims against Thomas Zullo, the Bank has negotiated, in principal, a settlement of the Bank's claims against Mr. Zullo for the aforesaid $89,212, with Mr. Zullo agreeing to pay the Bank $50,000 against that claim. In or about February 1996, the trial court dismissed the Bank's claims against Trico, United Jersey Financial Corporation and certain of it former officers. The Bank has taken under advisement appealing that interlocutory order. The Bank continues to pursue various other parties in this matter to recoup the balance of the monies expended by the Bank.

     In another related matter, Interchange State Bank v. Veglia, the Bank filed State-based RICO claims against Trico Mortgage Company, United Jersey Financial Corporation, and various of its officers and employees. Therein, Trico Mortgage Company filed a counterclaim against the Bank with respect to a check which allegedly bore a forged endorsement. The trial court dismissed Interchange's RICO claims and Interchange has filed an appeal of same with the New Jersey Appellate Division. Additionally, the trial court granted a judgment against the Bank in the principal sum of $120,000 with pre-judgment interest, in favor of Trico. The Bank has appealed this judgment and a stay of execution has been ordered. On December 26,1995 the Appellate Division affirmed the trial court's determination. The Bank filed a Petition for Certification to the New Jersey Supreme Court. A decision thereon is expected by Summer 1996.

     In 1992, the Company accrued $500,000 as a provision for an adverse judgment in this litigation. Based on the May 8, 1995 partial settlement of these matters, plus the settlement with Mr. Zullo, the Company has reduced the reserve by $250,000 to $161,000 which the Company and its legal counsel believe is adequate to cover any remaining liabilities related to these matters.

     The Bank is involved in a controversy with Cranoth Shopping Plaza Associates, the landlord of the property upon which the Rochelle Park branch office resides. The landlord claims that the Bank owes additional rent with respect to this long-term lease arrangement: in response, the Bank claims that it has overpaid its rental obligations and seeks a refund thereof. The total amount in controversy, for both the claim against and by the Bank, is approximately $200,000.

     The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, after consultation with legal counsel, is expected to have a material, adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

3. EMPLOYEES' STOCK OPTION PLAN

     In October 1995, the Financial Accounting Standards Board adopted Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which was effective for the Company as of January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1996 and 1995, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

RESULTS OF OPERATIONS

     EARNINGS SUMMARY

     For the first quarter of 1996 the Company reported net income of $1.6 million or $0.57 per share, as compared with $1.4 million or $0.49 per share for the comparable 1995 period, an increase of $207 thousand or $0.08 per share. The increase was primarily attributable to a $235 thousand net gain from the sale of available for sale securities. The security sales were the culmination of a restructuring plan to improve the risk/rewards attributes of the investment portfolio.

     Earnings for the 1996 period were positively affected by a $131 thousand or 3.2% decrease in non-interest expenses as compared to the same 1995 period. The decrease was attributable to the reduction in the Federal Deposit Insurance Corporation ("FDIC") assessment rate which resulted in a $213 thousand expense savings for the Company. If the reduction in the FDIC assessment rate had not occurred, non-interest expenses would have increased $82 thousand or 2% for the 1996 period. A $64 thousand or 3.5% increase in salaries and benefits due mostly to annual salary increases constituted the largest element of that increase.

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

     For the three months ended March 31, 1996, the Company's net interest income on a tax equivalent basis was $5.5 million and remained relatively unchanged from the comparable 1995 period. This occurred despite a growth in interest income resulting from a $24.2 million or 8.4 percent increase in average loans. Also contributing to the growth in interest income was an increase of $12.4 million or 251.4 percent in average federal funds sold. The growth in federal funds sold is directly attributable to the proceeds from the sale of securities. However, the growth in interest income was partially offset by a $23.8 million or 16.2 percent decrease in average investment securities resulting primarily from the sale of securities discussed above. The shift between investments and federal funds sold is a transitory event while the proceeds are pending reinvestment. The benefit derived from the increase and positive shift in interest earning assets was offset by an increase in interest expense. The increase in interest expense resulted primarily from a $5.8 million or 4.1% increase in the average balance of certificates of deposits coupled with a 42 basis points increase in the average rate paid on such deposits.

     NONPERFORMING ASSETS

     Nonperforming assets, consisting of nonaccrual loans, restructured loans and foreclosed real estate, decreased $986 thousand from $6.8 million at March 31, 1995, to $5.8 million at March 31, 1996. For the first quarter 1996, nonperforming assets increased $592 thousand from $5.2 million for the quarter ended December 31, 1995. The ratio of nonperforming assets to total loans and foreclosed real estate decreased from 2.4% at March 31, 1995, to 1.8% at March 31, 1996. The ratio at March 31, 1996, increased slightly as compared to 1.7% at December 31, 1995.

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

     The allowance for loan losses was $3.7 million at March 31, 1996, and $3.6 million at December 31, 1995, representing 64.2% and 70.3% of nonperforming assets at those dates, respectively.

SECURITIES

     Investment securities and securities available for sale consist of the following:  (in thousands)


                                                     March 31, 1996
                                        ----------------------------------------------
                                                      Gross       Gross
                                         Amortized  Unrealized  Unrealized   Market
                                           Cost        Gains      Losses     Value
                                        ----------- ----------- ---------- -----------

Investment securities

    Obligations of U.S. Treasury .....   $ 63,019     $  476      $  26   $ 63,469
    Obligations of U.S. Agencies .....      4,036         --         30      4,006
    Obligations of state and political
       subdivision ...................      1,276          1         12      1,265
    Other debt securities ............      4,712         --         13      4,699
                                         --------   --------   --------   --------
                                           73,043        477         81     73,439
                                         --------   --------   --------   --------

Securities available for sale

    Obligations of U.S. Treasury .....     25,791        626        291     26,126
    Other debt securities ............      7,934        714          6      8,642
    Equity securities ................      2,588         --         --      2,588
                                         --------   --------   --------   --------
                                           36,313      1,340        297     37,356
                                         --------   --------   --------   --------

       Total securities ..............   $109,356     $1,817      $ 378   $110,795
                                         ========   ========   ========   ========



                                                      December 31, 1995
                                        ----------------------------------------------
                                                      Gross       Gross
                                         Amortized  Unrealized  Unrealized   Market
                                           Cost        Gains      Losses     Value
                                        ----------- ----------- ---------- -----------


Investment securities

    Obligations of U.S. Treasury ....   $ 65,223    $   942       $ 26   $ 66,139
    Obligations of U.S. agencies ....      8,037          7         --      8,044
    Obligations of states & political
       subdivisions .................      1,278         --         --      1,278
    Other debt securities ...........        150         --         --        150
                                        --------   --------   --------   --------
                                          74,688        949         26     75,611
                                        --------   --------   --------   --------
Securities available for sale

    Obligations of U.S. Treasury ....     40,888      1,466        184     42,170
    Obligations of U.S. agencies ....     23,282         --        341     22,941
    Equity securities ...............      2,434         --         --      2,434
                                        --------   --------   --------   --------
                                          66,604      1,466        525     67,545
                                        --------   --------   --------   --------

       Total securities .............   $141,292    $ 2,415       $551   $143,156
                                        ========   ========   ========   ========

     At March 31, 1996, the contractual maturities of investment securities and securities available for sale are as follows: (in thousands)

                                                         Securities
                              Investment Securities   Available for Sale
                              ---------------------   ------------------
                               Amortized   Market    Amortized  Market
                                 Cost       Value      Cost      Value
                             -----------  --------   --------- --------

Within 1 year ...............   $33,250   $33,404   $  --     $  --
After 1 but within 5 years ..    35,020    35,281    21,717    21,831
After 5 but within 10 years .     2,107     2,098     9,747     9,965
After 10 years ..............     2,666     2,656     2,261     2,972
Equity securities ...........      --        --       2,588     2,588
                                -------   -------   -------   -------

                        Total   $73,043   $73,439   $36,313   $37,356
                                =======   =======   =======   =======


CAPITAL ADEQUACY

The table below presents the Company's capital position as of March 31, 1996: (dollars in thousands)

Stockholders' equity                                                                   $41,577
Intangible assets                                                                       (1,866)
Unrealized gain-securities available for sale,
      net of income taxes                                                                 (709)

                                                                                       --------
Tier 1 capital                                                                          39,711

Allowable portion of allowance
      for loan losses                                                                    3,704

                                                                                       -------
Total risk-based capital                                                               $43,415
                                                                                       =======


Risk weighted assets                                                                  $296,341
                                                                                      ========


                                                                                   Minimum
                                                                 Actual          Requirement
                                                              -------------      -----------
Risk-based ratio
      Tier 1                                                       13.16%            4.00%
      Total                                                        14.41             8.00

Leverage capital ratio                                              8.08             3.00


     LIQUIDITY

     Liquidity is the ability to provide sufficient resources to meet all financial obligations and finance prospective business opportunities. Liquidity levels over any given period of time are a product of the Company's operating, financing and investing activities. The extent of such activities are often shaped by such external factors as competition for deposits and demand for loans.

     Funding for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 1996, total deposits decreased by $3.2 million from $436.5 million at December 31, 1995. However, total deposits increased by $11.9 million from $421.4 million at March 31, 1995.

     In 1995, loan production continued to be the Company's principal investing activity. Net loans at March 31, 1996 amounted to $312.6 million, compared to $307.5 million at December 31, 1995, an increase of $5.1 million for the quarter.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At March 31, 1996, the total of such assets amounted to $51.9 million compared to $25.1 million at December 31, 1995, an increase of $26.8 million. The increase resulted from the sale of $38.3 million of securities in which the proceeds were temporarily placed in federal funds pending reinvestment.

     The Company's available for sale ("AFS") securities portfolio is also a significant source of liquidity. At March 31, 1996, the Company's AFS portfolio amounted to $37.4 million or 34% of total investment down from $67.5 million or 47% at December 31, 1995. The decrease is attributable to the aforementioned sale of securities in which the proceeds are pending reinvestment.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Form 10-K filed for the year ended  December 31, 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibit is furnished herewith:

     EXHIBIT NO.

          11 Statement Re: Computation of Per Share Earnings

     (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERCHANGE FINANCIAL SERVICES CORPORATION

by:       /S/ROBERT N. HARRIS

         Robert N. Harris
         Executive Vice President