Form 10-Q
period 1996-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1996-08-14
CIK 755933

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            JUNE 30,   December 31,
                                                             1996         1995
                                                           --------    ------------


 ASSETS

 Cash and due from banks ...............................   $  26,326    $  25,151
 Federal funds sold ....................................        --           --
                                                           ---------    ---------

 Total cash and cash equivalents .......................      26,326       25,151
                                                           ---------    ---------

 Investment securities at amortized cost  (approximate
       market value of $76,383 and $75,611 ) ...........      76,432       74,688
                                                           ---------    ---------
 Securities available for sale at estimated  market value
       (amortized cost of $49,529 and $66,604 ) ........      49,238       67,545
                                                           ---------    ---------

 Loans .................................................     325,463      311,164
 Less:  Allowance for loan losses ......................       3,824        3,647
                                                           ---------    ---------
 Net loans .............................................     321,639      307,517
                                                           ---------    ---------

 Premises and equipment, net ...........................       5,389        5,510
 Foreclosed real estate ................................       1,140        1,213
 Accrued interest receivable and other assets ..........      11,143        9,833
                                                           ---------    ---------

 TOTAL ASSETS ..........................................   $ 491,307    $ 491,457
                                                           =========    =========

 LIABILITIES

 Deposits

       Noninterest bearing .............................   $  75,916    $  69,213
       Interest bearing ................................     361,968      367,239
                                                           ---------    ---------

 Total deposits ........................................     437,884      436,452

 Securities sold under agreements to repurchase ........         100        1,704
 Short-term borrowings .................................       7,900        9,200
 Accrued interest payable and other liabilities ........       3,766        3,860
                                                           ---------    ---------

 TOTAL LIABILITIES .....................................     449,650      451,216
                                                           ---------    ---------

 STOCKHOLDERS' EQUITY

 Common stock ..........................................       4,733        4,495
 Capital surplus .......................................      14,932       12,110
 Retained earnings .....................................      22,151       22,990
 Unrealized (loss) gain on securities available for sale,
      net of income taxes ..............................        (159)         646
                                                           ---------    ---------

 Total stockholders' equity ............................      41,657       40,241
                                                           ---------    ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $ 491,307    $ 491,457
                                                           =========    =========


 See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                               Three months ended                 Six months ended
                                                                                    June 30,                          June 30,
                                                                            ------------------------        ------------------------
                                                                               1996          1995               1996            1995
                                                                            ----------    ----------        ------------    --------

INTEREST INCOME

Interest and fees on loans .........................................         $ 7,107         $ 6,802         $14,173         $13,490
Interest on federal funds sold .....................................             142             117             370             189
Interest and dividends on securities
    Taxable interest income ........................................           1,929           2,267           3,790           4,556
    Interest income exempt from federal income taxes ...............              16              14              30              29
    Dividends ......................................................              38              50              76              80
                                                                             -------         -------         -------         -------

TOTAL INTEREST INCOME ..............................................           9,232           9,250          18,439          18,344
                                                                             -------         -------         -------         -------

INTEREST EXPENSE

Interest on deposits ...............................................           3,540           3,666           7,138           7,083
Interest on short-term borrowings ..................................             105             117             255             262
Interest on long-term borrowings ...................................            --                44            --               107
                                                                             -------         -------         -------         -------

TOTAL INTEREST EXPENSE .............................................           3,645           3,827           7,393           7,452
                                                                             -------         -------         -------         -------

NET INTEREST INCOME ................................................           5,587           5,423          11,046          10,892
Provision for loan losses ..........................................             150             375             400             600
                                                                             -------         -------         -------         -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ...................................................           5,437           5,048          10,646          10,292
                                                                             -------         -------         -------         -------

NONINTEREST INCOME

Service fees on deposit accounts ...................................             395             374             764             735
Net gain on sale of loans available for sale .......................            --                11            --                22
Net gain on sale of securities available for sale ..................            --                15             235              15
Accretion of discount in connection with acquisition ...............             190             190             380             380
Other ..............................................................             398             523             843             977
                                                                             -------         -------         -------         -------

TOTAL NONINTEREST INCOME ...........................................             983           1,113           2,222           2,129
                                                                             -------         -------         -------         -------

NONINTEREST EXPENSES

Salaries and benefits ..............................................           1,901           1,832           3,803           3,670
Net occupancy ......................................................             553             515           1,098           1,025
Furniture and equipment ............................................             185             178             363             329
Advertising and promotion ..........................................             190             189             348             379
Federal Deposit Insurance Corporation assessment ...................              13             240              25             465
Foreclosed real estate expense .....................................              56              38             119             110
Other ..............................................................           1,248             849           2,358           1,962
                                                                             -------         -------         -------         -------

TOTAL NONINTEREST EXPENSES .........................................           4,146           3,841           8,114           7,940
                                                                             -------         -------         -------         -------

Income before  income taxes ........................................           2,274           2,320           4,754           4,481

Income taxes .......................................................             796             755           1,664           1,511
                                                                             -------         -------         -------         -------

NET INCOME .........................................................         $ 1,478         $ 1,565         $ 3,090         $ 2,970
                                                                             =======         =======         =======         =======

PER COMMON SHARE ...................................................         $  0.52         $  0.54         $  1.09         $  1.03
                                                                             =======         =======         =======         =======


See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                    Unrealized
                                                                                                  Gain/(Loss)on
                                                                                                    Securities
                                                     Preferred    Common     Capital     Retained   Available   Treasury
                                                        Stock      Stock      Surplus     Earnings   for Sale    Stock        Total
                                                     ------------------------------------------------------------------------------

Balance at January 1, 1995 .......................   $  5,000    $  4,495    $ 11,333    $ 18,737   $ (1,813)   $ (2,623)   $35,129

Net income .......................................                                          2,970                             2,970
Dividends on common stock at $0.343 per share ....                                           (971)                             (971)
Dividends on preferred stock .....................                                            (57)                              (57)
Increase in market valuation-securities
    available for sale, net of income taxes ......                                                     1,253                  1,253
                                                     --------    --------    --------    --------   --------    --------    --------

Balance at June 30, 1995 .........................      5,000       4,495      11,333      20,679       (560)     (2,623)    38,324

Net income .......................................                                          3,310                             3,310
Dividends on common stock at $0.343 per share (1)                                            (971)                             (971)
Dividends on preferred stock .....................                                           (28)        (28)
Purchase of 32,000 preferred shares ..............                                                                (1,600)    (1,600)
Retirement of 100,000 shares of preferred stock ..     (5,000)                    777                              4,223        --
Increase in market valuation-securities
    available for sale, net of income taxes ......                                                     1,206                  1,206
                                                     --------    --------    --------    --------   --------    --------    --------

Balance at December 31, 1995 .....................       --         4,495      12,110      22,990        646        --       40,241

Net income .......................................                                          3,090                             3,090
Dividends on common stock at $0.362 per share (1)                                          (1,025)                           (1,025)
5% common stock dividend .........................                    226       2,678      (2,904)                              --
Fractional shares of 5% common stock dividend ....                                 (5)                                           (5)
Issued 7,498 shares of common stock
    in connection with incentive plan ............                     12         149                                           161
Decrease in market valuation-securities
    available for sale, net of income taxes ......                                                      (805)                  (805)
                                                     --------    --------    --------    --------   --------    --------    --------

BALANCE AT JUNE 30, 1996 .........................   $   --      $  4,733    $ 14,932    $ 22,151   $   (159)   $   --      $ 41,657
                                                     ========    ========    ========    ========   ========    ========    ========

- --------
(1) Restated for retroactive effect of 5% common stock dividend issued on April 19,1996 to shareholders of record on March 20, 1996

See notes to consolidated financial statements.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                                                      For the six months ended
                                                                                                                   June 30,
                                                                                                      ---------------------------
                                                                                                           1996             1995
                                                                                                      ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income .................................................................................           $  3,090            $  2,970
Non-cash items included in earnings
   Depreciation and amortization of fixed assets ...........................................                511                 395
   Amortization of securities premiums .....................................................                550                 748
   Accretion of securities discounts .......................................................                (31)                (27)
   Amortization of premiums in connection with acquisition .................................                222                 222
   Accretion of discount in connection with acquisition ....................................               (380)               (380)
   Provision for loan losses ...............................................................                400                 600
   Net gain on sale of securities available for sale .......................................               (235)                (15)
   Net gain on sale of  loans available for sale ...........................................               --                   (22)
   Net gain on sale of foreclosed real estate ..............................................                 (7)                (13)
   Decrease/(increase) in carrying value of loans available for sale .......................                 42                 (81)
   Loss on sale of fixed assets ............................................................               --                    25
(Increase) decrease in operating assets
   Net origination of loans available for sale .............................................               (114)               (193)
   Proceeds from sale of loans available for sale ..........................................               --                   837
   Accrued interest receivable .............................................................                178                 209
   Deferred income taxes ...................................................................                (84)                 26
   Other ...................................................................................             (1,171)                735
Increase/(decrease) in operating liabilities
   Accrued interest payable ................................................................                 51                 141
   Other ...................................................................................               (145)                 25
                                                                                                       --------            --------
CASH PROVIDED BY OPERATING ACTIVITIES ......................................................              2,877               6,202
                                                                                                       --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for)
   Net (originations)/ repayment of loans ..................................................            (12,451)              2,076
   Purchase of loans .......................................................................             (1,798)               (502)
   Purchase of securities available for sale ...............................................            (21,527)             (4,915)
   Maturities of securities available for sale .............................................                365               1,146
   Sale of securities available for sale ...................................................             38,349               2,359
   Sale of foreclosed real estate ..........................................................                251                 309
   Purchase of investment securities .......................................................            (16,215)               --
   Maturities of investment securities .....................................................             14,059               5,000
   Net payments on foreclosed real estate ..................................................                  8                 (18)
   Purchase of  fixed assets ...............................................................               (402)             (1,100)
   Sale of fixed assets ....................................................................               --                     3
                                                                                                       --------            --------
CASH PROVIDED BY INVESTING ACTIVITIES ......................................................                639               4,358
                                                                                                       --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments for)
   Deposits more than withdrawals ..........................................................              1,432               7,872
   Securities sold under agreements to repurchase ..........................................              5,778                --
   Other borrowings ........................................................................             (1,300)             (6,500)
   Retirement of securities sold under agreement ...........................................               --
      to repurchase ........................................................................             (7,382)               (602)
   Dividends ...............................................................................             (1,025)             (1,028)
   Common stock issued .....................................................................                156                --
                                                                                                       --------            --------
CASH USED FOR FINANCING ACTIVITIES .........................................................             (2,341)               (258)
                                                                                                       --------            --------

INCREASE IN CASH AND CASH EQUIVALENTS ......................................................              1,175              10,302
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............................................             25,151              25,965
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $ 26,326            $ 36,267
                                                                                                       ========            ========
- --------
Supplemental disclosure of cash flow information:

Cash paid for:
      Interest .............................................................................           $  7,341            $  7,311
      Income taxes .........................................................................              1,872               1,443

Supplemental disclosure of non-cash investing activities:
      Loans transferred to foreclosed real estate ..........................................           $    179            $    347
      Decrease/(increase)-market valuation of securities available
         for sale ..........................................................................              1,231              (1,941)
      Amortization of valuation allowance-securities
         transferred from availabe to sale to held to maturity .............................                 17                --

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

1.   FINANCIAL STATEMENTS

     The consolidated financial statements should be read in conjunction with the financial statements and schedules as presented in the Annual Report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1995.

     Consolidated financial data for the six months ended June 30, 1996 and 1995, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

2. LEGAL PROCEEDINGS

     Interchange State Bank's (the "Bank"), a wholly owned subsidiary of the Company was a party to a lawsuit commenced in April 1989 (Great American Mortgage Corp., et al, v. Robert Utter, et al.), filed in the Superior Court of New Jersey alleging that the Bank was statutorily liable in conversion for having paid checks drawn on deposit accounts of plaintiffs at the Bank bearing irregular endorsements. Various other legal proceedings related to the foregoing were also instituted in which the Bank pursued various parties whom the Bank alleged were liable to it. On August 2, 1996, the Bank paid $120,000 plus prejudgment interest to settle the final matter pertaining to these occurrences. The remainder of a reserve, which had been established in 1992, was sufficient to cover the amount of the settlement. All legal proceedings related to these occurrences have now been resolved.

     The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, after consultation with legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the six months ended June 30, 1996 and 1995, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

RESULTS OF OPERATIONS

     EARNINGS SUMMARY

     Net Income for the six months ended June 30, 1996, was $3.1 million or $1.09 per share, as compared to $3.0 million or $1.03 per share for the same period a year ago. The increase was attributable to several components which are described in detail in the following paragraphs.

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

     Earnings for the six month period improved as a result of a $154 thousand or 1.4% growth in net interest income from the same period a year ago. Contributing to the growth in net interest income was an increase of $13.8 million in average interest earning assets for the 1996 period over the comparable 1995 period. The growth occurred mostly in loans which had an average balance of $315 million, an increase of $27.9 million or 9.7% over the comparable 1995 period. The growth positively affected net interest income despite a 9 basis points decrease in net yield on average earning assets for the 1996 period, as compared to the same 1995 period. Some of the benefit derived from the positive trend in earning assets was offset by $4.7 million or 1.3% increase in interest-bearing liabilities. While interest-bearing liabilities increased, the Company's funding costs decreased 8 basis points for the 1996 period as compared to the 1995 period.

     Earnings for the 1996 period also benefited from a $93 thousand net increase in noninterest income. The increase was the result of a $235 thousand gain from the sale of securities that occurred in the first quarter of 1996. The benefit derived from the gain was partially offset by the reduction of service fee income due to the sale of loan servicing rights which occurred in the fourth quarter of 1995. The service fee income for the first six months of 1995 was approximately $117 thousand.

     Noninterest expenses for the period increased $174 thousand or 2.2% over the same period a year ago despite a $440 thousand decrease in fees paid to the Federal Deposit Insurance Corporation ("FDIC") for deposit insurance. This occurred because other noninterest expenses for the 1995 period were favorably affected by the $250 thousand reversal of a previously established litigation reserve resulting from the partial settlement of a lawsuit. Adjusted for the reversal of the reserve, noninterest expenses for the 1996 period would have decreased $76 thousand or 1.0% as compared to the same period a year ago.

     Earnings for the six month period ended June 30, 1996, were favorably affected by a $200 thousand decrease in the provision for loan losses as compared to the same period a year ago. The amount provided for loan losses during 1996 was reduced based upon the results of the analysis described in the section titled "Provision for Loan Losses and Loan Loss Experience" in which, based on management's opinion, using the best available information, it was determined that the allowance for loan losses was sufficient to cover future loan losses on existing loans.

     Net Income for the second quarter of 1996 was $1.5 million or $0.52 per share as compared to $1.6 million or $0.54 per share for the same period a year ago. The decrease was attributable to several components which are described in detail in the following paragraphs.

     Net income decreased because noninterest expenses for the second quarter 1996 increased $305 thousand or 7.9% over the same period a year ago despite a $227 thousand decrease in fees paid to the FDIC for deposit insurance. This occurred because other noninterest expenses for the 1995 period were favorably affected by the $250 thousand reversal of a previously established litigation reserve resulting from the partial settlement of a lawsuit. Adjusted for the reversal of the reserve, noninterest expenses for the second quarter 1996 would have increased $55 thousand or 1.3% as compared to the same period a year ago. In addition to normal growth, noninterest expenses were negatively affected by increased occupancy and start-up costs due largely to the opening of a new branch office during the current quarter.

     Earnings for the quarter were favorably impacted by a $164 thousand or 3.0% growth in net interest income compared to the same period a year ago. Contributing to this growth was an increase of $14.9 million in average interest earning assets over the comparable 1995 period. The growth occurred mostly in loans which had an average aggregate balance of $319 million, an increase of $31.6 million or 11.0% over the comparable 1995 period. The growth positively affected net interest income despite a 2 basis points decrease in net yield on average earning assets for the 1996 period as compared to the same 1995 period. Some of the benefit derived from the positive trend in earning assets was offset by $4.4 million or 1.2% increase in interest bearing liabilities. While interest bearing liabilities increased, the Company's funding costs decreased 25 basis points and provided a boost to the Company's net interest spread for the 1996 period as compared to the 1995 period.

     Earnings for the quarter ended June 30, 1996, were favorably affected by a $225 thousand decrease in the provision for loan losses, as compared to the same period a year ago. The amount provided for loan losses during 1996 was reduced based upon the results of the analysis described in section titled "Provision for Loan Losses and Loan Loss Experience" in which, based on management's opinion, using the best available information, it was determined that the allowance for loan losses was sufficient to cover future loan losses on existing loans.

     NONPERFORMING ASSETS

     Nonperforming assets, consisting of nonaccrual loans, restructured loans and foreclosed real estate, increased $1.1 million from $5.2 million at December 31, 1995, to $6.3 million at June 30, 1996. For the second quarter 1996, nonperforming assets increased $527 thousand from $5.8 million for the quarter ended March 31, 1996. The ratio of nonperforming assets to total loans and foreclosed real estate increased from 1.66% at December 31, 1995, to 1.93% at June 30, 1996. The ratio, at June 30, 1996, increased from 1.82% as of the quarter ended March 31, 1996.

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

     The allowance for loan losses was $3.8 million at June 30, 1996, and $3.6 million at December 31, 1995, representing 74.0% and 91.7% of nonperforming loans at those dates, respectively.

Securities

     Investment securities and securities available for sale consist of the following:  (in thousands)

                                                                                        June 30, 1996
                                                                -------------------------------------------------------------
                                                                                       Gross             Gross
                                                                  Amortized         Unrealized       Unrealized             Market
                                                                    Cost               Gains            Losses               Value
                                                                 ------------        ---------       -----------       -------------

Investment securities
    Obligations of U.S. Treasury .......................           $ 56,828           $    238           $     44           $ 57,022
    Obligations of U.S. Agencies .......................             11,093               --                  122             10,971
    Obligations of state and political
      subdivision ......................................              2,794               --                   11              2,783
    Other debt securities ..............................              5,717               --                  110              5,607
                                                                   --------           --------           --------           --------
                                                                     76,432                238                287             76,383
                                                                   --------           --------           --------           --------

Securities available for sale
    Obligations of U.S. Treasury .......................             25,743                400                450             25,693
    Obligations of U.S. Agencies .......................             17,586                  4                219             17,371
    Other debt securities ..............................              2,288               --                   26              2,262
    Equity securities ..................................              3,912               --                 --                3,912
                                                                   --------           --------           --------           --------
                                                                     49,529                404                695             49,238
                                                                   --------           --------           --------           --------

      Total securities .................................           $125,961           $    642           $    982           $125,621
                                                                   ========           ========           ========           ========




                                                                                      December 31, 1995
                                                                -------------------------------------------------------------
                                                                                       Gross           Gross             Estimated
                                                                  Amortized         Unrealized       Unrealized            Market
                                                                     Cost              Gains           Losses              Value
                                                                 ------------        ---------       -----------       -------------

Investment securities
    Obligations of U.S. Treasury .......................           $ 65,223           $    942           $     26           $ 66,139
    Obligations of U.S. agencies .......................              8,037                  7               --                8,044
    Obligations of states & political
      subdivisions .....................................              1,278               --                 --                1,278
    Other debt securities ..............................                150               --                 --                  150
                                                                   --------           --------           --------           --------
                                                                     74,688                949                 26             75,611
                                                                   --------           --------           --------           --------
Securities available for sale
    Obligations of U.S. Treasury .......................             40,888              1,466                184             42,170
    Obligations of U.S. agencies .......................             23,282               --                  341             22,941
    Equity securities ..................................              2,434               --                 --                2,434
                                                                   --------           --------           --------           --------
                                                                     66,604              1,466                525             67,545
                                                                   --------           --------           --------           --------

      Total securities .................................           $141,292           $  2,415           $    551           $143,156
                                                                   ========           ========           ========           ========


At June 30, 1996, the contractual maturities of investment securities and securities available for sale are as follows: (in thousands)

                                                                                                                 Securities
                                                                    Investment Securities                     Available for Sale
                                                              -------------------------------            ---------------------------
                                                                   Amortized           Market            Amortized        Market
                                                                      Cost             Value               Cost            Value
                                                               -------------     -------------          ------------    ------------

Within 1 year ..........................................            $36,779            $36,925            $  --              $  --
After 1 but within 5 years .............................             28,775             28,741             26,653             26,445
After 5 but within 10 years ............................              4,206              4,173             10,712             10,733
After 10 years .........................................              6,672              6,544              8,252              8,148
Equity securities ......................................               --                 --                3,912              3,912
                                                                    -------            -------            -------            -------

                        Total ..........................            $76,432            $76,383            $49,529            $49,238
                                                                    =======            =======            =======            =======


CAPITAL ADEQUACY

The table below presents the Company's capital position as of June 30, 1996: (dollars in thousands)



Stockholders' equity .........................................        $  41,657
Intangible assets ............................................           (1,149)
Unrealized loss-securities available for sale,
     net of income taxes .....................................              159

                                                                      ---------
Tier 1 capital ...............................................           40,667

Allowable portion of allowance
     for loan losses .........................................            3,824

                                                                      ---------
Total risk-based capital .....................................        $  44,491
                                                                      =========


Risk weighted assets .........................................        $ 310,377
                                                                      =========


                                                                               Minimum
                                                             Actual          Requirement
                                                           ------------      ------------

Risk-based ratio

     Tier 1 ...................................               13.10%           4.00%
     Total ....................................               14.33            8.00

Leverage capital ratio ........................                8.30            3.00


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

     Funding for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At June 30, 1996, total deposits increased by $1.4 million from $436.5 million at December 31, 1995. Total deposits increased by $5.8 million from $432.0 million at June 30, 1995.

     In 1996, loan production continued to be the Company's principal investing activity. Net loans at June 30, 1996 amounted to $321.6 million compared to $307.5 million at December 31, 1995, an increase of $14.1 million for the six-month period. Furthermore, net loans increased $37.5 million from June 30, 1995.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At June 30, 1996, the total of such assets amounted to $26.3 million compared to $25.1 million at December 31, 1995, an increase of $1.2 million.

     The Company's available for sale ("AFS") securities portfolio is also a significant source of liquidity. At June 30, 1996, the Company's AFS portfolio amounted to $49.2 million or 39.2% of total investments down from $67.5 million or 47.5% at December 31, 1995. The decline resulted from the sale of securities during the first quarter of 1996 in which only a portion of the proceeds were reinvested in AFS securities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

     On May 23, 1996, at the annual meeting, the following matters were submitted to a vote of security holders:

     (a) Election of directors: Anthony S. Abbate, Anthony Amato, John J. Eccleston and Eleanore S. Nissley were reelected, by the common shareholders, as directors of Interchange Financial Services Corporation. The votes were as follows:

                                               FOR                    AGAINST

         Anthony S. Abbate                  2,384,240                   3,690
         Anthony Amato                      2,384,991                   2,939
         John J. Eccleston                  2,383,351                   4,579
         Eleanore S. Nissley                2,384,071                   3,859

     (b) Ratification of appointment of Deloitte & Touche LLP as independent auditors. The votes were as follows:

                    FOR                     AGAINST                    ABSTAIN
                 2,369,939                   2,377                     15,614

     The total number of shares of Interchange Financial Services Corporation common stock outstanding as of April 18, 1996, the record date for the annual meeting, was 2,704,598.

ITEM 6.  EXHIBITS  AND  REPORTS  ON FORM 8-K

          (a) The  following  exhibit is furnished herewith:

              EXHIBIT NO.

                  10 Material contracts

                    (a) Agreement for legal services between Andora, Palmisano & Geaney and the Company dated April 25, 1996

                  11  Statement Re:  Computation of Per Share Earnings

          (b) No reports on Form 8-K have been filed during the quarter ended June 31, 1996.






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