Form 10-Q
period 1996-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1996-11-14
CIK 755933


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                     SEPTEMBER 30,      December 31,
                                                                                                         1996               1995
                                                                                                    --------------     -------------


ASSETS

Cash and due from banks ....................................................................            $ 26,510            $ 25,151
Federal funds sold .........................................................................                 200                --
                                                                                                        --------            --------

Total cash and cash equivalents ............................................................              26,710              25,151
                                                                                                        --------            --------

Securities held to maturity at amortized cost  (approximate
      market value of $73,197 and $75,611 ) ................................................              73,096              74,688
                                                                                                        --------            --------
Securities available for sale at estimated  market value
      (amortized cost of $49,215 and $66,604 ) .............................................              49,279              67,545
                                                                                                        --------            --------

Loans ......................................................................................             333,542             311,164
Less:  Allowance for loan losses ...........................................................               3,567               3,647
                                                                                                        --------            --------
Net loans ..................................................................................             329,975             307,517
                                                                                                        --------            --------

Premises and equipment, net ................................................................               5,346               5,510
Foreclosed real estate .....................................................................                 653               1,213
Accrued interest receivable and other assets ...............................................               8,262               9,833
                                                                                                        --------            --------

TOTAL ASSETS ...............................................................................            $493,321            $491,457
                                                                                                        ========            ========

LIABILITIES

Deposits

      Noninterest bearing ..................................................................            $ 73,982            $ 69,213
      Interest bearing .....................................................................             361,668             367,239
                                                                                                        --------            --------

Total deposits .............................................................................             435,650             436,452

Securities sold under agreements to repurchase .............................................              10,150               1,704
Short-term borrowings ......................................................................               1,250               9,200
Accrued interest payable and other liabilities .............................................               3,627               3,860
                                                                                                        --------            --------

TOTAL LIABILITIES ..........................................................................             450,677             451,216
                                                                                                        --------            --------

STOCKHOLDERS' EQUITY

Common stock ...............................................................................               4,733               4,495
Capital surplus ............................................................................              14,932              12,110
Retained earnings ..........................................................................              22,913              22,990
Unrealized gain - securities available for sale, net of income taxes .......................                  66                 646
                                                                                                        --------            --------

Total stockholders' equity .................................................................              42,644              40,241
                                                                                                        --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................            $493,321            $491,457
                                                                                                        ========            ========
-----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                                Three months ended                Nine months ended
                                                                                   September 30,                    September 30,
                                                                             ------------------------            -------------------
                                                                                 1996          1995            1996            1995
                                                                                ------        ------          -------        -------

INTEREST INCOME

Interest and fees on loans ............................................        $ 7,295        $ 6,878         $21,468        $20,368
Interest on federal funds sold ........................................              5            179             375            368
Interest and dividends on securities
    Taxable interest income ...........................................          1,874          2,235           5,664          6,791
    Interest income exempt from federal income taxes ..................             49             12              79             41
    Dividends .........................................................             39             43             115            123
                                                                               -------        -------         -------        -------

TOTAL INTEREST INCOME .................................................          9,262          9,347          27,701         27,691
                                                                               -------        -------         -------        -------

INTEREST EXPENSE

Interest on deposits ..................................................          3,488          3,730          10,626         10,813
Interest on short-term borrowings .....................................             89             90             344            352
Interest on long-term borrowings ......................................           --               23            --              130
                                                                               -------        -------         -------        -------

TOTAL INTEREST EXPENSE ................................................          3,577          3,843          10,970         11,295
                                                                               -------        -------         -------        -------

NET INTEREST INCOME ...................................................          5,685          5,504          16,731         16,396
Provision for loan losses .............................................            150            225             550            825
                                                                               -------        -------         -------        -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ......................................................          5,535          5,279          16,181         15,571
                                                                               -------        -------         -------        -------

NONINTEREST INCOME

Service fees on deposit accounts ......................................            397            375           1,161          1,110
Net gain on sale of loans available for sale ..........................           --             --              --               22
Net gain on sale of securities available for sale .....................           --             --               235             15
Accretion of discount in connection with acquisition ..................            131            190             511            570
Other .................................................................            197            256             990          1,233
                                                                               -------        -------         -------        -------

TOTAL NONINTEREST INCOME ..............................................            675            821           2,897          2,950
                                                                               -------        -------         -------        -------

NONINTEREST EXPENSES

Salaries and benefits .................................................          1,919          1,798           5,722          5,468
Net occupancy .........................................................            539            522           1,637          1,547
Furniture and equipment ...............................................            171            177             534            506
Advertising and promotion .............................................            213            201             561            580
Federal Deposit Insurance Corporation assessment ......................            129            (14)            154            451
Foreclosed real estate expense ........................................            116             46             235            156
Other .................................................................          1,191          1,193           3,499          3,155
                                                                               -------        -------         -------        -------

TOTAL NONINTEREST EXPENSES ............................................          4,228          3,923          12,342         11,863
                                                                               -------        -------         -------        -------

Income before  income taxes ...........................................          1,982          2,177           6,736          6,658

Income taxes ..........................................................            694            762           2,358          2,273
                                                                               -------        -------         -------        -------

NET INCOME ............................................................        $ 1,288        $ 1,415         $ 4,378        $ 4,385
                                                                               =======        =======         =======        =======

PER COMMON SHARE ......................................................        $  0.45        $  0.49         $  1.54        $  1.52
                                                                               =======        =======         =======        =======

-----------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                     Unrealized
                                                                                                     Gain/(Loss)
                                                                                                          on
                                                                                                      Securities
                                                       Preferred    Common     Capital     Retained   Available   Treasury
                                                         Stock      Stock      Surplus     Earnings   for Sale     Stock      Total
                                                         --------------------------------------------------------------------------

Balance at January 1, 1995 .......................   $  5,000    $  4,495    $ 11,333    $ 18,737   $ (1,813)   $ (2,623)   $35,129
Net income .......................................                                          4,385                             4,385
Dividends on common stock at $0.514 per share (1)                                          (1,456)                           (1,456)
Dividends on preferred stock .....................                                            (85)                              (85)
Purchase of 32,000 preferred shares ..............                                                                (1,600)    (1,600)
Retirement of 100,000 shares of preferred stock ..     (5,000)                    777                              4,223        --
Increase in market valuation - securities
    available for sale, net of income taxes ......                                                     1,226                  1,226
                                                     --------    --------    --------    --------   --------    --------    --------

Balance at September 30, 1995 ....................       --         4,495      12,110      21,581       (587)       --       37,599

Net income .......................................                                          1,895                             1,895
Dividends on common stock at $0.172 per share (1)                                            (486)                             (486)
Dividends on preferred stock .....................                                             --                                --
Increase in market valuation - securities
    available for sale, net of income taxes ......                                                     1,233                  1,233
                                                     --------    --------    --------    --------   --------    --------    --------

Balance at December 31, 1995 .....................       --         4,495      12,110      22,990        646        --       40,241

Net income .......................................                                          4,378                             4,378
Dividends on common stock at $0.547 per share (1)                                          (1,551)                           (1,551)
5% common stock dividend .........................                    226       2,678      (2,904)                               --
Fractional shares of 5% common stock dividend ....                                 (5)                                           (5)
Issued 7,498 shares of common stock
    in connection with incentive plan ............                     12         149                                           161
Decrease in market valuation - securities
    available for sale, net of income taxes ......                                                      (580)                  (580)
                                                     --------    --------    --------    --------   --------    --------    --------

BALANCE AT SEPTEMBER 30, 1996 ....................   $   --      $  4,733    $ 14,932    $ 22,913   $     66    $   --      $42,644
                                                     ========    ========    ========    ========   ========    ========    ========

-----------------------------------------------------------------------------------------------------------------------------------

(1) Restated for retroactive effect of 5% common stock dividend issued on April 19, 1996 to shareholders of record on March 20,1996

See notes to consolidated financial statements.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                                                         For the nine months ended
                                                                                                                September 30,
                                                                                                         ---------------------------
                                                                                                             1996             1995
                                                                                                         --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income .................................................................................           $  4,378            $  4,385
Non-cash items included in earnings
   Depreciation and amortization of fixed assets ...........................................                755                 618
   Amortization of securities premiums .....................................................                801               1,106
   Accretion of securities discounts .......................................................                (48)                (40)
   Amortization of premiums in connection with acquisition .................................                333                 333
   Accretion of discount in connection with acquisition ....................................               (511)               (570)
   Provision for loan losses ...............................................................                550                 825
   Net gain on sale of securities available for sale .......................................               (235)                (15)
   Net gain on sale of  loans available for sale ...........................................               --                   (22)
   Net loss/(gain) on sale of foreclosed real estate .......................................                 87                 (13)
   Decrease/(increase) in carrying value of loans available for sale .......................                 30                 (74)
   Loss on sale of fixed assets ............................................................               --                    27
(Increase) decrease in operating assets
   Net origination of loans available for sale .............................................               (108)               (484)
   Proceeds from sale of loans available for sale ..........................................               --                   837
   Accrued interest receivable .............................................................                616                  56
   Deferred income taxes ...................................................................                (84)               --
   Other ...................................................................................              1,014               1,008
Increase/(decrease) in operating liabilities
   Accrued interest payable ................................................................                 93                 226
   Other ...................................................................................               (326)                194
                                                                                                       --------            --------
CASH PROVIDED BY OPERATING ACTIVITIES ......................................................              7,345               8,397
                                                                                                       --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for)
   Net originations of loans ...............................................................            (20,482)             (4,407)
   Purchase of loans .......................................................................             (2,116)               (642)
   Purchase of securities available for sale ...............................................            (21,528)             (4,915)
   Maturities of securities available for sale .............................................                618               1,351
   Sale of securities available for sale ...................................................             38,349               2,484
   Sale of foreclosed real estate ..........................................................                644                 309
   Purchase of securities held to maturity ..................................................           (19,266)             (3,999)
   Maturities of securities held to maturity ................................................            20,270               9,000
   Proceeds from/(payments on) foreclosed real estate ......................................                  8                 (78)
   Purchase of  fixed assets ...............................................................               (582)             (1,514)
   Sale of fixed assets ....................................................................               --                     4
                                                                                                       --------            --------
CASH USED FOR INVESTING ACTIVITIES .........................................................             (4,085)             (2,407)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments for) proceeds from
   Deposits (less) more than withdrawals ...................................................               (802)              4,111
   Securities sold under agreements to repurchase ..........................................             15,828                --
   Retirement of other borrowings ..........................................................             (7,950)             (9,750)
   Retirement of securities sold under agreement
      to repurchase ........................................................................             (7,382)               (602)
   Dividends ...............................................................................             (1,551)             (1,541)
   Preferred stock .........................................................................               --                (1,600)
   Common stock issued .....................................................................                156                --
                                                                                                       --------            --------
CASH USED FOR FINANCING ACTIVITIES .........................................................             (1,701)             (9,382)
                                                                                                       --------            --------
INCREASE IN CASH AND CASH EQUIVALENTS ......................................................              1,559              (3,392)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............................................             25,151              25,965
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $ 26,710            $ 22,573
                                                                                                       ========            ========

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest .............................................................................           $ 10,876            $ 11,069
      Income taxes .........................................................................              2,960               2,524

Supplemental disclosure of non-cash investing activities:
      Loans transferred to foreclosed real estate ..........................................           $    179            $    593
      Decrease/(increase)-market valuation of securities available
         for sale ..........................................................................                876              (1,901)
      Amortization of valuation allowance-securities
         transferred from availabe to sale to held to maturity .............................                 21                --

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

1.   FINANCIAL STATEMENTS

     The consolidated financial statements should be read in conjunction with the financial statements and schedules as presented in the Annual Report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1995.

     Consolidated financial data for the nine months ended September 30, 1996 and 1995, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 1996 and 1995, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

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

THREE MONTHS

     Net Income for the quarter ended September 30, 1996, was $1.3 million or $0.45 per share as compared to $1.4 million or $0.49 per share for the same period a year ago. The decrease was attributable to several components which are described in the following paragraphs.

     Net income decreased because noninterest expenses for the third quarter 1996 increased $355 thousand or 9.0% over the same period a year ago. The increase resulted primarily from a $143 thousand increase in Federal Deposit Insurance Corporation ("FDIC") costs of which $114 thousand resulted from a one time special assessment. The assessment represents the Company's apportionment of an amount necessary to recapitalize the Savings Association Insurance Fund ("SAIF"). In addition, costs of $109 thousand incurred during the third quarter of 1996 to sell nonperforming assets also contributed to the increase. Also, a $121 thousand increase in salaries and benefits due largely to annual salary increases was partly responsible for the change. Furthermore, noninterest expenses were negatively affected by costs associated with the opening of a new branch office during the second quarter of 1996.

     Net income was negatively affected by a $96 thousand decrease in noninterest income for the current quarter as compared to the same period a year ago. The decrease was mostly attributable to the following components: a $46 thousand reduction of servicing fee income due to the sale of loan servicing rights which occurred in the fourth quarter of 1995; and, a $59 thousand decrease in the accretion of discounts in connection with an acquisition.

     Earnings for the quarter were favorably impacted by a $181 thousand or 3.3% growth in net interest income compared to the same period a year ago. Contributing to this growth was an increase of $8.3 million in average interest earning assets over the comparable 1995 period. The growth occurred mostly in loans which had an average aggregate balance of $329.4 million, an increase of $40.7 million or 14.1% over the comparable 1995 period. Proceeds from the sale and maturity of investment securities funded a significant portion of the growth in loans, thereby, resulting in a positive shift in the composition of the Company's earning assets. The benefit derived from the positive trend in earning assets was rather offset by a 22 basis point decrease in net yield on average earning assets for the 1996 period as compared to the same 1995 period. In addition, earnings for the period were positively affected by a decrease of 28 basis point in the Company's funding costs which provided a boost to the Company's net interest spread for the 1996 period as compared to the 1995 period.

     Earnings for the quarter ended September 30, 1996, were favorably affected by a $75 thousand decrease in the provision for loan losses, as compared to the same period a year ago. The amount provided for loan losses during 1996 was reduced based upon the results of the analysis described in the section titled "Provision for Loan Losses and Loan Loss Experience" in which, based on management's opinion, using the best available information, it was determined that the allowance for loan losses was sufficient to cover future loan losses on existing loans.



NINE MONTHS

     Net Income for the nine months ended September 30, 1996, was $4.4 million or $1.54 per share, as compared to $4.4 million or $1.52 per share for the same period a year ago. The significant components of net income are described in the following paragraphs.

     Earnings for the nine month period were positively affected by a $335 thousand or 2.0% growth in net interest income from the same period a year ago. Contributing to the growth in net interest income was an increase of $12.0 million in average interest earning assets for the 1996 period over the comparable 1995 period. The growth occurred mostly in loans which had an average balance of $319.8 million, an increase of $32.2 million or 11.2% over the comparable 1995 period. Proceeds from the sale and maturity of investment securities funded a significant portion of the growth in loans, thereby, generating a positive shift in the composition of the Company's earning assets. The Company's net yield on average earning assets fell 22 basis points for the 1996 period as compared to the same 1995 period, while its funding costs decreased 16 basis points for the same periods. This asymmetric shift in net yield versus funding costs served to offset some of the positive benefits attributed to the loan growth.

     Noninterest income for the first nine months of 1996 decreased $53 thousand or 1.8% despite a $235 thousand gain from the sale of securities that occurred in the first quarter of 1996. The decrease was mostly attributable to the following components: a $162 thousand reduction of servicing fee income due to the sale of loan servicing rights which occurred in the fourth quarter of 1995; and, a $59 thousand decrease in the accretion of discounts in connection with an acquisition.

     Noninterest expenses for the period increased $479 thousand or 4.0% over the same period a year ago. This occurred because other noninterest expenses for the 1995 period were favorably affected by the $250 thousand reversal of a previously established litigation reserve resulting from the partial settlement of a lawsuit. Adjusted for the reversal of the reserve, noninterest expenses for the 1996 period would have increased $229 thousand or 1.9% as compared to the same period a year ago. An increase of $254 thousand in salaries and benefits due largely to annual salary increases contributed to the increase. Furthermore, a one time special FDIC assessment (discussed previously) of $114 thousand and costs of $109 thousand incurred during the third quarter of 1996 to sell nonperforming assets also contributed to the increase. In addition, noninterest expenses were negatively affected by costs associated with the opening of a new branch office during the second quarter of 1996.

     Earnings for the nine month period ended September 30, 1996, were favorably affected by a $275 thousand decrease in the provision for loan losses as compared to the same period a year ago. The amount provided for loan losses during 1996 was reduced based upon the results of the analysis described in the section titled "Provision for Loan Losses and Loan Loss Experience" in which, based on management's opinion, using the best available information, it was determined that the allowance for loan losses was sufficient to cover future loan losses on existing loans.

     NONPERFORMING ASSETS

     Nonperforming assets, consisting of nonaccrual loans, restructured loans and foreclosed real estate, decreased $1.2 million from $5.2 million at December 31, 1995, to $4.0 million at September 30, 1996. For the third quarter 1996, nonperforming assets decreased $2.3 million from $6.3 million for the quarter ended June 30, 1996. The reduction resulted primarily from a third quarter sale of $1.8 million of nonperforming assets. The ratio of nonperforming assets to total loans and foreclosed real estate decreased from 1.66% at December 31, 1995, to 1.20% at September 30, 1996. The ratio, at September 30, 1996, decreased from 1.93% as of the quarter ended June 30, 1996.

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

     The allowance  for loan losses was $3.6 million at September 30, 1996,  and
$3.6  million  at  December  31,   1995,   representing   106.4%  and  91.7%  of
nonperforming loans at those dates, respectively.

SECURITIES

     Securities held to maturity and securities available for sale consist of the following:  (in thousands)

                                                                              September 30, 1996
                                                         -------------------------------------------------------------
                                                                             Gross          Gross
                                                          Amortized         Unrealized     Unrealized       Market
                                                            Cost             Gains          Losses          Value
                                                         ------------      ---------     -----------     -------------

Securities held to maturity

    Obligations of U.S. Treasury ...................        $ 50,664            $267           $   8       $  50,923
    Obligations of U.S. Agencies ...................          11,085            --                61          11,024
    Obligations of state and political
      subdivisions..................................           5,842               1              10           5,833
    Other debt securities ..........................           5,505            --                88           5,417
                                                            --------        --------        --------        --------
                                                              73,096             268             167          73,197
                                                            --------        --------        --------        --------

Securities available for sale

    Obligations of U.S. Treasury ...................          25,698             484             309          25,873
    Obligations of U.S. Agencies ...................          17,452              15             126          17,341
    Other debt securities ..........................           2,153            --                34           2,119
    Equity securities ..............................           3,912              34            --             3,946
                                                            --------        --------        --------        --------
                                                              49,215             533             469          49,279
                                                            --------        --------        --------        --------

      Total securities .............................        $122,311           $ 801           $ 636        $122,476
                                                            ========        ========        ========        ========

                                                                              December 31, 1995
                                                         -------------------------------------------------------------
                                                                              Gross          Gross         Estimated
                                                          Amortized         Unrealized     Unrealized       Market
                                                            Cost              Gains         Losses          Value
                                                         ------------      ---------     -----------     -------------

Securities held to maturity

    Obligations of U.S. Treasury ...................        $ 65,223          $  942          $   26       $  66,139
    Obligations of U.S. agencies ...................           8,037               7            --             8,044
    Obligations of states & political
      subdivisions .................................           1,278            --              --             1,278
    Other debt securities ..........................             150            --              --               150
                                                            --------        --------        --------        --------
                                                              74,688             949              26          75,611
                                                            --------        --------        --------        --------
Securities available for sale

    Obligations of U.S. Treasury ...................          40,888           1,466             184          42,170
    Obligations of U.S. agencies ...................          23,282            --               341          22,941
    Equity securities ..............................           2,434            --              --             2,434
                                                            --------        --------        --------        --------
                                                              66,604           1,466             525          67,545
                                                            --------        --------        --------        --------

      Total securities .............................        $141,292          $2,415            $551        $143,156
                                                            ========        ========        ========        ========

At September 30, 1996, the contractual maturities of investment securities and securities available for sale are as follows: (in thousands)

                                                                                              Securities
                                             Securities Held to Maturity                  Available for Sale
                                           -------------------------------            ----------------------------
                                              Amortized           Market                 Amortized        Market
                                                 Cost             Value                    Cost            Value
                                            -------------     -------------            ------------    ------------

Within 1 year                                   $35,852           $35,997                      -               -
After 1 but within 5 years                       26,586            26,661                 $29,636         $29,805
After 5 but within 10 years                       4,198             4,179                   7,680           7,617
After 10 years                                    6,460             6,360                   7,987           7,911
Equity securities                                     -                 -                   3,912           3,946
                                             -----------        ----------              ----------      ----------

                        Total                   $73,096           $73,197                 $49,215         $49,279
                                             ===========        ==========              ==========      ==========




CAPITAL ADEQUACY

The table below presents the Company's capital position as of September 30, 1996: (dollars in thousands)

Stockholders' equity ..........................................        $ 42,644
Intangible assets .............................................          (1,088)
Unrealized gain - securities available for sale,
     net of income taxes ......................................             (66)

                                                                       --------
Tier 1 capital ................................................          41,490

Allowable portion of allowance
     for loan losses ..........................................           3,567

                                                                       --------
Total risk-based capital ......................................        $ 45,057
                                                                       ========


Risk weighted assets                                                   $310,181
                                                                      =========



                                                                             Minimum
                                                             Actual         Requirement
                                                           ------------    --------------

Risk-based ratio

     Tier 1 ...................................               13.38%           4.00%
     Total ....................................               14.53            8.00

Leverage capital ratio ........................                8.49            3.00

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

     Funding for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At September 30, 1996, average total deposits increased by $9.0 million from $425.7 million at December 31, 1995. Average total deposits increased by $10.2 million from $424.5 million at September 30, 1995.

     In 1996, loan production continued to be the Company's principal investing activity. Net loans at September 30, 1996 amounted to $330.0 million compared to $307.5 million at December 31, 1995, an increase of $22.5 million for the nine-month period. Furthermore, net loans increased $39.2 million from September 30, 1995.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At September 30, 1996, the total of such assets amounted to $26.7 million compared to $25.1 million at December 31, 1995, an increase of $1.6 million. The Company's available for sale ("AFS") securities portfolio is also a significant source of liquidity. At September 30, 1996, the Company's AFS portfolio amounted to $49.3 million or 40.3% of total investments down from $67.5 million or 47.5% at December 31, 1995. The decline resulted from the sale of securities during the first quarter of 1996 in which only a portion of the proceeds were reinvested in AFS securities.

     Sales of securities under repurchase agreements ("Repos") amounting to $10 million were a significant financing activity for the Company in the third quarter of 1996. The repos were used to replace repos and Federal Home Loan Bank borrowings that matured earlier in the year.

     In addition to the aforementioned sources of liquidity, the Company derives liquidity from various other sources, including federal funds purchased from other banks and sales of securities under repurchase agreements. The Bank also has a $49.1 million line of credit available through its membership in the Federal Home Loan Bank of New York. Another source of liquidity is the Bank's ability to borrow from the Federal Reserve discount window.

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

                    (b) Lease for Oakland, New Jersey Branch Office dated March 11, 1996

                    11   Statement Re: Computation of Per Share Earnings

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.






                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERCHANGE FINANCIAL SERVICES CORPORATION

Date:  November 14, 1996             by:       /S/ROBERT N. HARRIS

                                     Robert N. Harris, Executive Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     and Duly Authorized Officer)