Form 10-Q/A
period 1996-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1996-12-11
CIK 755933

U.S. Securities Exchange & Commission
450 Fifth Street, N.W.
Washington, DC  20549-1004




This Form 10-Q/A dated December 11, 1996, amends the Income Statement. The numbers originally transmitted for TOTAL NONINTEREST INCOME and TOTAL NONINTEREST EXPENSES for the three months ended September 30, 1996, were understated and overstated, respectively, by $50 thousand. This was due to a reclass adjustment between other noninterest income and other noninterest expenses that was not carried into the totals.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)
                                                                                Three months ended                Nine months ended
                                                                                   September 30,                    September 30,
                                                                             ------------------------            -------------------
                                                                                 1996          1995            1996            1995
                                                                                ------        ------          -------        -------

INTEREST INCOME

Interest and fees on loans ............................................        $ 7,295        $ 6,878         $21,468        $20,368
Interest on federal funds sold ........................................              5            179             375            368
Interest and dividends on securities
    Taxable interest income ...........................................          1,874          2,235           5,664          6,791
    Interest income exempt from federal income taxes ..................             49             12              79             41
    Dividends .........................................................             39             43             115            123
                                                                               -------        -------         -------        -------

TOTAL INTEREST INCOME .................................................          9,262          9,347          27,701         27,691
                                                                               -------        -------         -------        -------

INTEREST EXPENSE

Interest on deposits ..................................................          3,488          3,730          10,626         10,813
Interest on short-term borrowings .....................................             89             90             344            352
Interest on long-term borrowings ......................................           --               23            --              130
                                                                               -------        -------         -------        -------

TOTAL INTEREST EXPENSE ................................................          3,577          3,843          10,970         11,295
                                                                               -------        -------         -------        -------

NET INTEREST INCOME ...................................................          5,685          5,504          16,731         16,396
Provision for loan losses .............................................            150            225             550            825
                                                                               -------        -------         -------        -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ......................................................          5,535          5,279          16,181         15,571
                                                                               -------        -------         -------        -------

NONINTEREST INCOME

Service fees on deposit accounts ......................................            397            375           1,161          1,110
Net gain on sale of loans available for sale ..........................           --             --              --               22
Net gain on sale of securities available for sale .....................           --             --               235             15
Accretion of discount in connection with acquisition ..................            131            190             511            570
Other .................................................................            197            256             990          1,233
                                                                               -------        -------         -------        -------


TOTAL NONINTEREST INCOME ..............................................            725            821           2,897          2,950
                                                                               -------        -------         -------        -------


NONINTEREST EXPENSES

Salaries and benefits .................................................          1,919          1,798           5,722          5,468
Net occupancy .........................................................            539            522           1,637          1,547
Furniture and equipment ...............................................            171            177             534            506
Advertising and promotion .............................................            213            201             561            580
Federal Deposit Insurance Corporation assessment ......................            129            (14)            154            451
Foreclosed real estate expense ........................................            116             46             235            156
Other .................................................................          1,191          1,193           3,499          3,155
                                                                               -------        -------         -------        -------

TOTAL NONINTEREST EXPENSES ............................................          4,278          3,923          12,342         11,863
                                                                               -------        -------         -------        -------

Income before  income taxes ...........................................          1,982          2,177           6,736          6,658

Income taxes ..........................................................            694            762           2,358          2,273
                                                                               -------        -------         -------        -------

NET INCOME ............................................................        $ 1,288        $ 1,415         $ 4,378        $ 4,385
                                                                               =======        =======         =======        =======

PER COMMON SHARE ......................................................        $  0.45        $  0.49         $  1.54        $  1.52
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

Date:  December 11, 1996             by:       /S/ROBERT N. HARRIS

                                     Robert N. Harris, Executive Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     and Duly Authorized Officer)