Form 10-K
period 1996-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1997-03-28
CIK 755933

PART I

ITEM 1.  BUSINESS

   GENERAL

         Interchange Financial Services Corporation (the "Company"), a New Jersey business corporation and bank holding company under Federal law, acquired all of the outstanding stock of Interchange State Bank, a New Jersey chartered bank (the "Bank" or "Interchange") in 1986.

         The Bank, established in 1969, is a full-service commercial bank headquartered in Saddle Brook, New Jersey. It offers banking services for individuals and businesses through its twelve banking offices in Bergen County, New Jersey.

          In addition to its commercial lending activities, the Bank offers a wide range of consumer banking services, including: checking and savings accounts, money-market accounts, certificates of deposit, individual retirement accounts, residential mortgages, home equity lines of credit and other second mortgage loans, home improvement loans, automobile loans, personal loans and overdraft protection. The Bank also offers a VISA(TM) credit card and Interchange Bank-Line--our telephone banking system. Certain Bank employees are also licensed insurance agents qualified to offer tax deferred annuities and related insurance products. The Bank also offers mutual funds to its customers through a third party vendor. Automated teller machines (MAC(TM), PLUS(TM), HONOR(TM), VISA(TM) and MASTERCARD(TM) networks) are located at nine of the banking offices and at two supermarkets.

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

          In past years, the Bank has taken advantage of opportunities to purchase packages of loans. These loans were subjected to the Bank's independent credit analysis prior to purchase and were, in some cases, purchased with a limited buy-back obligation or other financial assurance from the sellers. In the Bank's experience, there are significant opportunities to sell the Bank's other products and services to the borrowers whose loans are purchased.

         The Bank has expanded its service areas from one office in 1969 to the present twelve banking locations by opening new branches and, in 1991, acquiring branch locations formerly operated by other institutions. Management believes that the 1991 acquisition of the Park Ridge office of The Howard Savings Bank has allowed the Bank to increase its penetration of the affluent Pascack Valley area of Bergen County. The Company's acquisition in 1991 of the former Community Guardian Bank increased its penetration of the existing market area. A new branch was opened in Little Ferry in September, 1993, and in 1994, deposits of a failed thrift institution were acquired and added to the already growing deposits in that office. In June 1996, the Bank opened a new branch in Oakland, New Jersey. This expansion will increase the Bank's penetration in its contiguous market area. In September 1996, a mini-branch in Paramus, New Jersey, was closed. In December 1996, the branch in Clifton, New Jersey, was sold. These branches were eliminated in response to evaluations of prospective growth and earnings contributions of the branches. Since 1984, the Bank's assets have grown from $135 million to $505 million.

         Deposits of the Bank are insured up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC.

         The Company had 175 full-time-equivalent employees during 1996. Its principal executive office is located at Park 80 West/Plaza Two, Saddle Brook, New Jersey 07663, telephone number (201)703-2265. As used herein the term "Company" includes the Bank and wholly-owned subsidiaries of the Bank, unless the context otherwise requires.

         The Bank's principal market for its deposit gathering activities covers major portions of Bergen County in the northeastern corner of New Jersey adjacent to New York City. The principal service areas of the Bank represent a diversified mix of stable residential neighborhoods with a wide range of per household income levels; offices, service industries and light industrial facilities; and large shopping malls and small retail outlets.

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

         The four product packages introduced to date include: GROW'N UP SAVINGS --a passbook savings account which can be opened for a child of any age that teaches them the good habits of saving. MONEY PLUS ACCOUNT --geared to the 24-34 year age group. This is a checking account which includes additional financial benefits. MONEY MAKER ACCOUNT--created for the 35-54 year age group. This is an interest bearing checking account that offers higher rates automatically as the balance increases. PRIME TIME ACCOUNT--for the mature market which offers them a variety of financial and non-financial benefits available to them for a minimum balance only. Since the predominant age of the Interchange population is between 35-54 and 55+, the Money Maker and Prime Time Accounts offer a variety of products to accommodate any of their financial needs for that stage of their life. The Bank was among the first to offer such packaged financial products in its area and management believes they have been successful in attracting deposits and building a loyal client base.

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

          Management believes that opportunities continue to exist to satisfy the deposit and lending demands of small and middle market businesses. Larger banks continued to show an appetite for only the largest loans, finding themselves ill-equipped to administer smaller loans profitably. Interchange has the desire and the ability to give smaller businesses the treatment they deserve. We promise and deliver to this market the kind of preferential, first class attention that megabanks give megacompanies. Interchange meets this need through a unique program called Rapid Response Banking. The program provides commercial loans up to $50,000 with a streamlined approval process that borrows liberally from standard consumer lending practices. Naturally, in due course, many small businesses become midsize businesses, with a corresponding change in their financial requirements. But they do not outgrow Interchange because of our ability to be responsive to both constituencies. To continue serving companies throughout the various stages of their evolution, Interchange created Business Class Banking--a program that grows with the customer. Business Class Banking supports a spectrum of business-oriented financial products with value-added services. By designing progressive programs to accommodate the changing needs of growing businesses, Interchange is extending the longevity of valuable customer relationships.

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

  REGULATION AND SUPERVISION

     THE COMPANY

         The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and as such, is subject to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Holding Company Act and Federal Regulation Y. The Federal Reserve Board may conduct examinations of the Company or any of its subsidiaries. The Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank (although the Federal Reserve Board may not assert jurisdiction in certain bank mergers that are regulated under the Bank Merger Act), or ownership or control of any voting shares of any bank if after such acquisition it would own or control directly or indirectly more than 5% of the voting shares of such bank. Under certain circumstances, prior approval of the Federal Reserve Board is required under the Holding Company Act before a bank holding company may purchase or redeem any of its equity securities.

         The Holding Company Act also prohibits a bank holding company, with certain limited exceptions, from itself engaging in or acquiring direct or indirect interest in or control of any company that is engaged in non-banking activities. Certain exemptions are available with respect to subsidiaries engaged in servicing or liquidating activities or companies acquired by a bank holding company in satisfaction of debts previously contracted. Another principal exception to this prohibition allows the acquisition, following an application or notice process, of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, underwriting credit life insurance, performing certain data processing services, acting as an investment or financial advisor and providing discount securities brokerage services. Other activities approved by the Federal Reserve Board include acquisition of a savings association, consumer financial counseling, tax planning and tax return preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services, and real estate and personal property appraisals.

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

         In addition to the risk-based guidelines discussed above, the Federal Reserve Board requires that a bank holding company and bank which meet the regulator's highest performance and operational standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier I capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased.

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

     THE BANK

         As a New Jersey state-chartered member bank, the Bank's operations are subject to various requirements and restrictions of state law pertaining, among other things, to lending limits, reserves, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital adequacy. The Bank is subject to primary supervision, periodic examination and regulation by the New Jersey Department of Banking and Insurance ("NJDBI"). If, as a result of an examination of a bank, the NJDBI determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the NJDBI. Such remedies include the power to enjoin "unsafe and unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to, among other things, direct an increase in capital, to restrict the growth of the Bank, to assess civil penalties and to remove officers and directors. The Bank has never been the subject of any administrative orders, memoranda of understanding or any other regulatory action by the NJDBI. The Bank also is subject to supervisory examination by the Federal Reserve Bank of New York.

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

     FDIC IMPROVEMENT ACT OF 1991

         The Federal Deposit Insurance Corporation Improvement of 1991, enacted in December 1991 ("FDICIA"), among other things, identifies the following capital standard categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has enacted regulations to implement the prompt corrective action provisions of FDICIA. These regulations establish five classifications based on the capital measures of an institution. Under the guidelines, a "well capitalized" institution is one with a total risk-based capital ratio of 10% or above, a Tier I risk-based capital ratio of 6% or above and a Tier I leverage ratio of 5% or above, and is not subject to a capital directive to meet a specific level for any capital measure; an "adequately capitalized" institution is one with a total risk-based capital ratio of 8% or above, a Tier I risk-based ratio of 4% or above, and a Tier I leverage ratio of 4% or above and which is not a well capitalized institution; an "under-capitalized" institution is one that does not meet the capital levels necessary to be an adequately capitalized institution; a "significantly undercapitalized" institution is one with a total risk-based capital ratio of under 6%, a Tier I risk-based capital ratio of under 3%, or a Tier I leverage ratio of under 3%; and a "critically undercapitalized" institution is one with a Tier I leverage ratio of 2% or less. The institution's primary regulator has the discretion to downgrade the institution by one classification level if the institution is found to be unsafe and unsound, or to be engaged in unsafe and unsound practices.

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

         The Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") and FDICIA provide the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

         The Bank's deposits are insured by the FDIC and the Bank is therefore subject to FDIC deposit insurance assessments. On September 15, 1992, the FDIC approved the implementation of a transition risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The assessment rates under the new system range from 0.23 percent to 0.31 percent depending upon the assessment category into which the depository institution is placed. In 1995, the Federal Deposit Insurance Corporation reduced the lower tier of the assessment from 0.23 percent to 0.04 percent. The reduction of the assessment, effective as of the second quarter of 1995, resulted from the Bank Insurance Fund becoming fully capitalized. The Bank's assessment rate was 0.04 percent at December 31, 1995. Effective January 1, 1996, the FDIC further changed the rate structure for the BIF. Under the new rate structure, assessment rates will be between zero and 0.27 percent. However, institutions that have a zero assessment will be subject to a statutory minimum of $2,000 per year. In 1996, the Bank had a zero assessment, subject to the statutory minimum. A portion of the Bank's deposits (approximately 18 million) are Oakar deposits and are subject to the Savings Association Insurance Fund ("SAIF") assessment. The SAIF assessment rates were between 0.23 and 0.31 percent in 1996 and will range between zero and 0.27 percent in 1997. In 1996, the Bank had a 0.23 percent assessment rate.

ITEM 2. PROPERTIES

          The Company leases nine banking offices and one operations/support facility. The lease for the mini-branch located in Paramus, New Jersey, expired in September 1996 and was not renewed. It owns three banking offices and leases land on which it owns one bank building.

ITEM 3. LEGAL PROCEEDINGS

         Interchange State Bank's (the "Bank"), a wholly owned subsidiary of the Company, was a party to a lawsuit commenced in April 1989 (Great American Mortgage Corp., et al, v. Robert Utter, et al.), filed in the Superior Court of New Jersey alleging that the Bank was statutorily liable for having paid checks which bore irregular endorsements. Various other legal proceedings related to the foregoing were also instituted and, in those actions, the Bank pursued various parties whom the Bank alleged were liable to it. On August 2, 1996, the Bank paid $120,000 plus prejudgment interest to resolve the final matter pertaining to these occurrences. The remainder of a reserve, which was established in 1992, was sufficient to cover this amount. All legal proceedings related to these occurrences, involving the potential liability of the Bank, have now been resolved.

         The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the three months ended December 31, 1996, to a vote of the Company's security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS

          The following table sets forth the names, ages, and present positions of the principal executive officers:

NAME                                        AGE         POSITIONS HELD WITH THE COMPANY AND THE BANK
----                                        ---         --------------------------------------------
ANTHONY S. ABBATE . . . . . . . . . . . .   57           President and Chief Executive Officer
ROBERT N. HARRIS. . . . . . . . .  . . .    64           Executive Vice President and Chief Financial
                                                           Officer(retired 12/31/96)
RICHARD N. LATRENTA . . . . . . . . . . .   43           Senior Vice President--Lending
FRANK R. GIANCOLA . . . . . . . . . . . .   43           Senior Vice President--Retail Banking
ANTHONY J. LABOZZETTA. . . . . . . . . .    33           Senior Vice President--Treasurer



BUSINESS EXPERIENCE

          ANTHONY S. ABBATE, President and Chief Executive Officer of the Bank since 1981; Senior Vice President and Controller from October 1980; President and Chief Executive Officer of Home State Bank 1978-1980. Engaged in the banking industry since 1959.

          ROBERT N. HARRIS, Executive Vice President and Chief Financial Officer of the Bank since 1983; Senior Vice President and Chief Financial Officer of Bergen State Bank 1978-1983. Engaged in the banking industry since 1965. Mr. Harris retired effective December 31, 1996.

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

          ANTHONY J. LABOZZETTA, Senior Vice President--Treasurer since January 1, 1997; Treasurer from 1995. Engaged in the banking industry since 1989. Formerly a senior manager with an international accounting firm.

          Officers are elected annually and serve at the discretion of the board of directors. Management is not aware of any family relationship between any director or executive officer.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK

   The common stock is traded on the American Stock Exchange under the symbol "ISB." A cash dividend of $0.1675, $0.1725 and $0.185 was paid on each common share outstanding in each quarter during 1994, 1995 and 1996, respectively. The following table sets forth, for the periods indicated, the reported high and low sales prices:

                                                                          High         Low
                                                                        -------       ------

                 1994

                     First quarter ..............................         $16.50      $14.00
                     Second quarter .............................          16.625      14.25
                     Third quarter ..............................          16.75       15.375
                     Fourth quarter .............................          16.375      14.75

                 1995

                     First quarter ..............................         $17.375     $14.625
                     Second quarter .............................          20.125      16.50
                     Third quarter ..............................          23.00       19.00
                     Fourth quarter .............................          21.625      20.25

                 1996

                     First quarter ..............................         $22.25      $19.875
                     Second quarter .............................          20.625      19.25
                     Third quarter ..............................          22.125      18.75
                     Fourth quarter .............................          25.00       21.375

The number of stockholders of record as of December 31, 1996, was 1,098.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
                                                                         Y E A R S    E N D E D    D E C E M B E R  31,
                                                                    ----------------------------------------------------
                                                                      1996      1995      1994       1993         1992
                                                                    ----------------------------------------------------
SUMMARY EARNINGS (IN THOUSANDS)
    Interest income ..........................................       $37,284   $36,995    $32,612   $29,267     $31,258
    Interest expense .........................................        14,599    15,150     11,006    10,237      14,379
                                                                      ------    ------     ------    ------      ------
       Net interest income ...................................        22,685    21,845     21,606    19,030      16,879
    Provision for loan losses ................................           700     1,200        944     1,065       2,237
                                                                     -------   -------   --------   -------    --------
       Net interest income after provision for loan losses ...        21,985    20,645     20,662    17,965      14,642
    Noninterest income .......................................         4,272     4,579      3,571     4,861       5,104
    Noninterest expenses .....................................        16,382    15,651     15,535    14,897      13,552
                                                                     -------   -------   --------   -------    --------
       Income before cumulative effect of change in
          accounting principle and income taxes ..............         9,875     9,573      8,698     7,929       6,194
    Income taxes .............................................         3,456     3,293      3,062     2,887       2,473
                                                                     -------   -------   --------   -------    --------
       Income before cumulative effect of
          change in accounting principle .....................         6,419     6,280      5,636     5,042       3,721
    Cumulative effect of change in accounting principle ......          --        --         --        (205)       --
                                                                     -------   -------   --------   -------    --------
       Net income ............................................       $ 6,419   $ 6,280    $ 5,636   $ 4,837     $ 3,721
                                                                     =======   =======   ========   =======    ========
PER SHARE DATA
    Income before cumulative effect of change
       in accounting principle ...............................       $2.26     $2.19      $1.95     $1.71       $1.71
    Cumulative effect of change in accounting principle ......         --        --         --      (0.07)        --
    Net income ...............................................        2.26      2.19       1.95      1.64        1.71
    Cash dividends declared ..................................        0.73      0.69       0.67      0.67        0.67
    Book value-end of year ...................................       15.62     14.21      11.56     10.92        9.95
    Tangible book value-end of year ..........................       15.16     13.53      11.67     10.92        9.95

    Weighted average shares outstanding (in thousands) .......       2,838     2,832      2,832     2,832       1,969

PER SHARE DATA RESTATED (1)
    Income before cumulative effect of change
       in accounting principle ...............................       $1.51     $1.46      $1.30     $1.14       $1.14
    Cumulative effect of change in accounting principle ......         --        --         --      (0.05)        --
    Net income ...............................................        1.51      1.46       1.30      1.09        1.14
    Cash dividends declared ..................................        0.49      0.46       0.44      0.44        0.44
    Book value-end of year ...................................       10.41      9.47       7.71      7.28        6.63
    Tangible book value-end of year ..........................       10.11      9.02       7.78      7.28        6.63

    Weighted average shares outstanding (in thousands) .......       4,257     4,248      4,248     4,248       2,954

BALANCE SHEET DATA-END OF YEAR (IN THOUSANDS)
    Total assets .............................................      $504,689  $491,457   $479,312  $421,659    $404,064
    Securities held to maturity and
       securities available for sale .........................       118,628   142,233    148,781   118,939      96,480
    Loans ....................................................       351,793   311,164    290,654   266,992     269,214
    Allowance for loan losses ................................         3,653     3,647      3,839     3,905       4,100
    Total deposits ...........................................       430,013   436,452    424,170   385,430     369,327
    Long-term borrowings......................................         9,983      --        5,000      --          --
    Total stockholders' equity ...............................        44,361    40,241     35,129    33,305      31,555

SELECTED PERFORMANCE RATIOS
    Return on average total assets ...........................          1.31%     1.32%      1.25%     1.23%       0.93%
    Return on average total stockholders' equity .............         15.18     16.66      16.58     15.63       16.25
    Dividend payout ratio ....................................         32.36     32.28      35.47     41.39       46.73
    Average total stockholders' equity to average total assets          8.61      7.90       7.52      7.90        5.74
    Net yield on interest earning assets (taxable equivalent)           4.97      4.93       5.13      4.98        4.55
    Noninterest expenses to average assets ...................          3.34      3.28       3.44      3.65        3.40
    Noninterest income to average assets .....................          0.87      0.96       0.79      1.19        1.28

ASSET QUALITY RATIOS-END OF YEAR
    Nonaccrual loans to total loans ..........................          0.59%     0.81%      2.13%     1.47%       1.97%
    Nonperforming assets to total assets .....................          0.68      1.06       1.58      1.25        1.79
    Allowance for loan losses to nonaccrual loans ............        175.29    145.24      62.15     99.77       77.31
    Allowance for loan losses to total loans .................          1.04      1.17       1.32      1.46        1.52
    Net charge-offs to average loans for the year ............          0.21      0.48       0.37      0.48        0.63

LIQUIDITY AND CAPITAL RATIOS
    Average loans to average deposits ........................         74.78%    68.60%     66.69%    70.34%      73.78%
    Total stockholders' equity to total assets ...............          8.79      8.19       7.33      7.90        7.81
    Tier I capital to risk-weighted assets ...................         13.29     13.16      12.56     12.98       12.32
    Total capital to risk-weighted assets ....................         14.42     14.41      13.81     14.23       13.57
    Tier I leverage ratio ....................................          8.66      7.98       7.57      7.96        7.89
----------

(1)    On February 27, 1997, the Company declared a 3 for 2 stock split to be distributed on April 17, 1997, to shareholders of record as of March 20, 1997.
       The restated per share data reflects the effects of the stock split.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This section presents management's discussion and analysis of the consolidated results of operations and financial condition of Interchange Financial Services Corporation (the "Company"). The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto on pages 36 through 60 and the summary consolidated data included elsewhere in this report.

OVERVIEW OF RESULTS

         In 1996, the Company reported net income of $6.4 million or $2.26 per common share, as compared with $6.3 million or $2.19 per common share in 1995 and $5.6 million or $1.95 per common share in 1994.

         Net income for 1996 was favorably affected by an increase in net interest income of $840 thousand or 3.8%, as compared to 1995 due largely to an improved net interest margin. The net interest margin increased 4 basis points in 1996, as compared to 1995, and was augmented by growth in average interest earning assets from 1995 levels. The growth occurred in loans which generally are the higher yielding assets for the Company. The net interest margin was also positively affected by growth in noninterest bearing liabilities of $6.2 million or 9.5%, from 1995 levels of $65.2 million. Furthermore, net interest income was positively affected by a favorable change in average rate paid on interest bearing liabilities resulting from a favorable shift in the mix of the Company's interest bearing liabilities.

         In addition, net income for 1996 was beneficially affected by a decrease of $500 thousand in the provision for loan losses as compared to 1995. The decrease is mainly attributable to improved trends with respect to nonperforming loans and a decline in charge-off experience in 1996 as compared to 1995.

         Net income for 1996 includes the effects of the following pretax gains:
A net gain of $455 thousand resulting from the sale of the deposits of one of the Company's branch locations; a net gain of $235 thousand from the sale of available-for-sale ("AFS") securities; and, a gain of $261 thousand related to the collection of principal on a loan in excess of its carrying value. The aforementioned gains did not serve to increase net income for 1996 over 1995 mainly due to a net gain of $828 thousand in 1995 related to the sale of a portion of the subsidiary bank's loan servicing portfolio.

         The benefits obtained from the improved net interest income and decrease in the provision for loan losses were partially offset by an increase of $731 thousand or 4.7% in operating expenses for 1996, as compared to 1995.

         Net income for 1995 was favorably impacted by an increase in noninterest income of $1.0 million, or 28.2%, as compared to 1994. The increase was attributable to the sale of a portion of the subsidiary bank's loan servicing portfolio that generated a net gain of $828 thousand. Net income was also positively affected by an increase in interest income of $4.4 million resulting from an increase in average interest earning assets combined with an increase in average yields for those assets. The positive effect on net income derived from interest earning assets was mostly offset by a $4.1 million increase in interest expense in 1995 compared to 1994. An increase in interest bearing liabilities, specifically certificates of deposit, compounded by rising interest rates was primarily responsible for the increase in interest expense.

         In 1995, net income also benefited from the nominal growth in noninterest expenses of $116 thousand, or .7%, as compared to 1994. The nominal increase was due to a $750 thousand, or 5.1%, increase in operating expenses offset by a $250 thousand reduction to a previously established litigation reserve and a $384 thousand decrease in the Federal Deposit Insurance Corporation ("FDIC") assessment. The assessment was reduced from 23 cents per thousand to 4 cents per thousand on qualified deposits as a result of the Bank Insurance Fund ("BIF") becoming fully capitalized. The reduction in the assessment became effective in the second quarter of 1995.

Table 1
-------------------------------------------------------------------------------
SUMMARY OF OPERATING RESULTS
-------------------------------------------------------------------------------

                                                   1996         1995          1994
                                                   ----         ----          ----

Net income (in thousands) ...............         $6,419       $6,280       $5,636
Earnings per share ......................           2.26         2.19         1.95
Return on average total assets ..........           1.31%        1.32%        1.25%
Return on average total equity ..........          15.18        16.66        16.58
Dividend payout ratio* ..................          32.36        32.28        35.47
Average total stockholders' equity to ...           8.61         7.90         7.52
    average total assets

*Cash dividends declared on common and preferred shares to net income




NET INTEREST INCOME

         NET INTEREST INCOME IS THE DIFFERENCE BETWEEN THE INTEREST A COMPANY EARNS ON ITS ASSETS, PRINCIPALLY LOANS AND INVESTMENT SECURITIES, AND INTEREST IT PAYS ON ITS DEPOSITS AND BORROWINGS. WHEN EXPRESSED AS A PERCENTAGE OF AVERAGE ASSETS, IT IS REFERRED TO AS NET INTEREST MARGIN, OR SIMPLY INTEREST MARGIN. TABLE 3, WHICH PRESENTS CHANGES IN INTEREST INCOME AND INTEREST EXPENSE BY MAJOR ASSET AND LIABILITY CATEGORY FOR 1996 AND 1995, ILLUSTRATES THE IMPACT OF AVERAGE VOLUME GROWTH (ESTIMATED ACCORDING TO PRIOR YEAR RATES) AND RATE CHANGES (ESTIMATED ON THE BASIS OF PRIOR YEAR VOLUMES). CHANGES NOT DUE SOLELY TO CHANGES IN EITHER BALANCES OR RATES HAVE BEEN ALLOCATED TO SUCH CATEGORIES BASED ON THE RESPECTIVE PERCENTAGE CHANGES IN AVERAGE BALANCES AND AVERAGE RATES.

         Figures are adjusted to a taxable equivalent basis to recognize the income from tax-exempt assets as if the interest was taxable, thereby allowing a uniform comparison to be made between yields on assets.

Table 2
--------------------------------------------------------------------------------
ANALYSIS OF NET INTEREST INCOME
for the years ended December 31,
--------------------------------------------------------------------------------
(in thousands)

                                                                                                        1996
                                                                                 ---------------------------------------------------
                                                                                      AVERAGE                       AVERAGE
                                                                                      BALANCE       INTEREST         RATE
                                                                                 ---------------------------------------------------

ASSETS

    Interest earning assets
        Loans (1) .......................................................            $ 325,530     $  29,132          8.95%
        Taxable securities (4) ..........................................              120,571         7,623          6.32
        Tax-exempt securities (2) .......................................                2,919           159          5.45
        Federal funds sold ..............................................                7,705           407          5.28
                                                                                       -------      --------

        TOTAL INTEREST EARNING ASSETS ...................................              456,725        37,321          8.17
                                                                                                    --------

    Noninterest earning assets
        Cash and due from banks .........................................               23,474
        Allowance for loan losses .......................................               (3,734)
        Other assets ....................................................               14,532
                                                                                        ------

        TOTAL ASSETS ....................................................            $ 490,997
                                                                                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

    Interest bearing liabilities
        Demand deposits .................................................            $ 114,848         3,575          3.11
        Savings deposits ................................................              110,205         3,184          2.89
        Time deposits ...................................................              138,923         7,282          5.24
        Short-term borrowings ...........................................                8,810           513          5.82
        Long-term borrowings ............................................                  710            45          6.34
                                                                                     ---------        ------

        TOTAL INTEREST BEARING LIABILITIES ..............................              373,496        14,599          3.91
                                                                                                      ------

    Noninterest bearing liabilities
        Demand deposits .................................................               71,324
        Other liabilities ...............................................                3,888
                                                                                        ------

        Total liabilities (3) ...........................................              448,708
        Stockholders' equity ............................................               42,289
                                                                                       -------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................            $ 490,997
                                                                                       =======

Net interest income (tax-equivalent basis) ..............................                              22,722         4.26
Tax-equivalent basis adjustment .........................................                                 (37)
                                                                                                       ------
NET INTEREST INCOME .....................................................                           $  22,685
                                                                                                       ======

NET INTEREST INCOME AS A PERCENT OF
    INTEREST EARNING ASSETS (TAX-EQUIVALENT BASIS) ......................                                             4.97 %


Table 2 (Continued)
--------------------------------------------------------------------------------
ANALYSIS OF NET INTEREST INCOME
for the years ended December 31,
--------------------------------------------------------------------------------
(in thousands)

                                                                                                        1995
                                                                                 ---------------------------------------------------
                                                                                      AVERAGE                       AVERAGE
                                                                                      BALANCE       INTEREST         RATE
                                                                                 ---------------------------------------------------

ASSETS

    Interest earning assets
        Loans (1) .......................................................            $ 291,981     $  27,427          9.39 %
        Taxable securities (4) ..........................................              144,156         9,138          6.34
        Tax-exempt securities (2) .......................................                1,081            74          6.85
        Federal funds sold ..............................................                6,366           374          5.87
                                                                                      --------       -------

        TOTAL INTEREST EARNING ASSETS ...................................              443,584        37,013          8.34
                                                                                                     -------

    Noninterest earning assets
        Cash and due from banks .........................................               20,781
        Allowance for loan losses .......................................               (3,865)
        Other assets ....................................................               16,518
                                                                                       -------

        TOTAL ASSETS ....................................................            $ 477,018
                                                                                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

    Interest bearing liabilities
        Demand deposits .................................................            $ 102,397         3,141          3.07
        Savings deposits ................................................              111,959         3,515          3.14
        Time deposits ...................................................              146,133         7,857          5.38
        Short-term borrowings ...........................................                7,845           506          6.45
        Long-term borrowings ............................................                1,932           131          6.78
                                                                                     ---------        ------

        TOTAL INTEREST BEARING LIABILITIES ..............................              370,266        15,150          4.09
                                                                                                      ------

    Noninterest bearing liabilities
        Demand deposits .................................................               65,164
        Other liabilities ...............................................                3,903
                                                                                        ------

        Total liabilities (3) ...........................................              439,333
        Stockholders' equity ............................................               37,685
                                                                                       -------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................            $ 477,018
                                                                                       =======

Net interest income (tax-equivalent basis) ..............................                              21,863        4.25
Tax-equivalent basis adjustment .........................................                                 (18)
                                                                                                       ------
NET INTEREST INCOME .....................................................                           $  21,845
                                                                                                       ======

NET INTEREST INCOME AS A PERCENT OF
    INTEREST EARNING ASSETS (TAX-EQUIVALENT BASIS) ......................                                            4.93%




Table 2 (Continued)
--------------------------------------------------------------------------------
ANALYSIS OF NET INTEREST INCOME
for the years ended December 31,
----------------------------------------------------------------------------------
(in thousands)

                                                                                                        1994
                                                                                 ---------------------------------------------------
                                                                                      AVERAGE                       AVERAGE
                                                                                      BALANCE       INTEREST         RATE
                                                                                 ---------------------------------------------------

ASSETS

    Interest earning assets
        Loans (1) .......................................................            $ 272,399     $  23,537          8.64%
        Taxable securities (4) ..........................................              137,484         8,604          6.26
        Tax-exempt securities (2) .......................................                1,561            78          4.93
        Federal funds sold ..............................................               10,406           412          3.96
                                                                                       -------      --------
        TOTAL INTEREST EARNING ASSETS ...................................              421,850        32,631          7.74

    Noninterest earning assets
        Cash and due from banks .........................................               20,120
        Allowance for loan losses .......................................               (3,832)
        Other assets ....................................................               13,793
                                                                                        ------

        TOTAL ASSETS ....................................................            $ 451,931
                                                                                        ======

LIABILITIES AND STOCKHOLDERS' EQUITY

    Interest bearing liabilities
        Demand deposits .................................................            $ 100,309         2,612          2.60
        Savings deposits ................................................              122,083         3,191          2.61
        Time deposits ...................................................              124,791         4,832          3.87
        Short-term borrowings ...........................................                5,361           289          5.39
        Long-term borrowings ............................................                1,192            82          6.80
                                                                                     ---------        ------

        TOTAL INTEREST BEARING LIABILITIES ..............................              353,736        11,006          3.11
                                                                                                      ------

    Noninterest bearing liabilities
        Demand deposits .................................................               61,271
        Other liabilities ...............................................                2,924
                                                                                        ------

        Total liabilities (3) ...........................................              417,931
        Stockholders' equity ............................................               34,000
                                                                                       -------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................            $ 451,931
                                                                                       =======

Net interest income (tax-equivalent basis) ..............................                              21,625        4.63
Tax-equivalent basis adjustment .........................................                                 (19)
                                                                                                       ------
NET INTEREST INCOME .....................................................                           $  21,606
                                                                                                       ======

NET INTEREST INCOME AS A PERCENT OF
    INTEREST EARNING ASSETS (TAX-EQUIVALENT BASIS) ......................                                            5.13%

----------

(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio.
(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3)  All deposits are in domestic bank offices.
(4) The average rate was computed on a market value basis. Had the average rate been computed on a historical cost basis, the average rate would have been 6.35%, 6.27% and 6.19% in 1996, 1995 and 1994, respectively.

--------------------------------------------------------------------------------

Table 3
--------------------------------------------------------------------------------
EFFECT OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
--------------------------------------------------------------------------------
(in thousands)

                                                           YEAR ENDED DECEMBER 31,                 Year ended December 31,
                                                           1996 COMPARED WITH 1995                 1995 compared with 1994
                                                             INCREASE (DECREASE)                     increase (decrease)
                                                              DUE TO CHANGE IN:                       due to change in:
                                                      --------------------------------------   -------------------------------------
                                                                                    NET
                                                      AVERAGE     AVERAGE        INCREASE      Average        Average     Increase
                                                      VOLUME       RATE         (DECREASE)      Volume         Rate      (Decrease)
                                                      --------------------------------------  --------------------------------------
Interest income
        Loans ..................................      $ 3,150       $(1,445)      $ 1,705       $ 1,762       $ 2,128     $ 3,890
        Taxable securities .....................       (1,486)          (29)       (1,515)          423           111         534
        Tax-exempt securities ..................          126           (41)           85           (34)           30          (4)
        Federal funds sold .....................           79           (46)           33          (160)          122         (38)
                                                      -------       -------       -------       -------       -------     -------
              TOTAL INTEREST INCOME ............        1,869        (1,561)          308         1,991         2,391       4,382
                                                      -------       -------       -------       -------       -------     -------


Interest expense
        Demand deposits ........................          387            47           434            54           475         529
        Savings deposits .......................          (54)         (277)         (331)         (264)          588         324
        Time deposits ..........................         (376)         (199)         (575)          922         2,103       3,025
        Short-term borrowings ..................           63           (56)            7           152            65         217
        Long-term borrowings ...................          (78)           (8)          (86)           49          --            49
                                                      -------       -------       -------       -------       -------     -------
              TOTAL INTEREST EXPENSE ...........          (58)         (493)         (551)          913         3,231       4,144
                                                      -------       -------       -------       -------       -------     -------

CHANGE IN NET INTEREST
        INCOME .................................      $ 1,927       $(1,068)      $   859       $ 1,078       $  (840)    $   238

                                                     =======       =======       =======       =======       =======     =======

CHANGES IN INTEREST INCOME OR EXPENSE NOT ARISING SOLELY AS A RESULT OF VOLUME OR RATE VARIANCES ARE ALLOCATED BASED ON THE RELATIONSHIP OF CHANGES IN VOLUME AND CHANGES IN RATE.
NONPERFORMING LOANS ARE INCLUDED IN INTEREST EARNING ASSETS.




         Net interest income, on a taxable equivalent basis, totaled $22.7 million in 1996, an increase of $859 thousand or 3.9% from $21.9 million in 1995. Net interest income benefited from a $13.1 million or 3.0% increase in average interest earning assets from 1995 levels of $443.6 million. The benefits derived from the increased volume were partly offset by an unfavorable change in average yield on interest earning assets from 8.34% in 1995 to 8.17% in 1996, a decrease of 17 basis points. Net interest income also benefited from the marginal growth in interest bearing liabilities and the continued growth in noninterest bearing demand deposits. In 1996, average interest bearing liabilities increased $3.2 million or .9%, while noninterest bearing liabilities increased $6.2 million or 9.5%, from 1995 levels of $370.3 million and $65.2 million, respectively. Furthermore, net interest income was positively affected by a favorable change in average rate paid on interest bearing liabilities from 4.09% in 1995 to 3.91% in 1996, a decrease of 18 basis points.

         The growth in interest earning assets stemmed largely from increased loans, particularly, commercial and commercial mortgage loans, as well as, consumer loans (comprised mostly of home equity loans). The average balances of commercial and commercial mortgage loans totaled $102.1 million and $46.1 million in 1996, respectively, compared to $91.3 million and $37.6 million in 1995, respectively, an increase of $10.8 million or 11.8% and $8.5 million or 22.6%, respectively. The average balances of consumer loans (comprised mostly of home equity loans) totaled $135.7 million in 1996, compared to $119.5 million in 1995, an increase of $16.2 million or 13.6%.

         The growth in noninterest bearing demand deposits is attributable largely to the Company's marketing effort along with a more focused sales approach in the lending area. The loans resulting from this effort generally carry compensating balances in the form of noninterest bearing demand accounts. The favorable reduction in average rate paid on interest bearing deposits resulted, in part, from a planned business strategy which did not allow certain high cost certificates of deposits to renew at the high rates.

         In 1995, net interest income, on a taxable equivalent basis, totaled $21.9 million, an increase of $238 thousand, or 1.1%, from $21.6 million in 1994. The increase was driven by a $21.7 million or 5.2% increase in average interest earning assets from 1994 levels of $421.9 million. In addition, net interest income was positively affected by an increase in average yield on interest earning assets from 7.74% in 1994 to 8.34% in 1995, an increase of 60 basis points. The benefits derived from the positive changes in average volume and average rate on interest earning assets were largely offset by the negative impacts of increases in average volume and average rate on interest bearing liabilities. Average interest bearing liabilities increased $16.5 million, or 4.7%, from 1994 levels of $353.7 million. More significantly, as illustrated in Table 3, the 98 basis point increase in the average rate paid on interest bearing liabilities, from 3.11% in 1994 to 4.09% in 1995, had a more adverse impact on net interest income.

         In 1995, the growth in the average balance of certificates of deposits ("CDs") was largely responsible for the $913 thousand increase in interest paid due to volume growth. In 1995, the average balance of CDs increased $21.3 million or 17.1% and the average balance of savings accounts decreased $10.1 million or 8.3%. The increase in CDs was the result of higher interest rates in the second half of 1994 and the first half of 1995, increasing the popularity of CDs. Rising interest rates increased the costs of the Company's deposit liabilities, particularly time deposits, and was responsible for $3.2 million of the increase in interest expense.

         Overall for 1995, the improved yields on interest earning assets, combined with the growth in average loans and investments, generated a rise in interest income of $4.4 million over 1994. Conversely, the increased costs of interest bearing liabilities, along with the increase in average balances, increased interest expense by $4.1 million, thereby, counteracting the positive benefits derived from interest earning assets.

LOAN LOSSES

         The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to the level it considers adequate to reflect the risk of future losses in the loan portfolio. Factors considered in the evaluation include: past loss experience; changes in the composition of nonperforming loans; the condition of borrowers facing financial pressure; the relationship of the current level of the allowance to the portfolio and to nonperforming loans; and existing economic conditions.

         Loan loss provisions for 1996 amounted to $700 thousand, a decrease of $500 thousand from the previous year. In 1995, the loan loss provision amounted to $1.2 million, an increase of $256 thousand from 1994. The decrease in the provision for loan losses reflects, in part, the positive trends in nonperforming loans. In addition, it reflects the decrease in charge-off experience during 1996. Net loans charged-off against the allowance for loan losses in 1996 amounted to $694 thousand, down $698 thousand from $1.4 million in 1995.

         See sections on Loan Portfolio and Loan Quality beginning on page 22 of this report for additional discussions pertaining to the allowance for loan losses.

Table 4
--------------------------------------------------------------------------------
 LOAN LOSS EXPERIENCE
 for the  years ended December 31,
--------------------------------------------------------------------------------
(dollars in thousands)

                                                         1996             1995              1994            1993              1992
                                                      ---------        ----------        ---------       ---------         ---------

Average loans outstanding .....................        $325,530         $291,981         $272,399         $262,222         $272,002
                                                       ========         ========         ========         ========         ========

Allowance at beginning of year ................        $  3,647         $  3,839         $  3,905         $  4,100         $  3,566
                                                       --------         --------         --------         --------         --------
Loans charged off
          Commercial ..........................               8              399              281              138              756
          Installment .........................              67              108              149              613              283
          Real estate .........................             770              914              647              560              792
          Lease financing .....................              57               89               47             --               --
                                                       --------         --------         --------         --------         --------
              Total ...........................             902            1,510            1,124            1,311            1,831
                                                       --------         --------         --------         --------         --------

Recoveries of loans
     previously charged off
          Commercial ..........................              75               25             --               --                 73
          Installment .........................              45               54               99               42               20
          Real estate .........................              88               32               15                9               35
          Lease financing .....................            --                  7             --               --               --
                                                       --------         --------         --------         --------         --------
              Total ...........................             208              118              114               51              128
                                                       --------         --------         --------         --------         --------

Net loans charged off .........................             694            1,392            1,010            1,260            1,703
                                                       --------         --------         --------         --------         --------

Additions to allowance charged
    to expense ................................             700            1,200              944            1,065            2,237
                                                       --------         --------         --------         --------         --------

Allowance at end of year ......................        $  3,653         $  3,647         $  3,839         $  3,905         $  4,100
                                                       ========         ========         ========         ========         ========

Allowance to total loans ......................            1.04%            1.17%            1.32%            1.46%            1.52%

Allowance to nonaccrual loans .................          175.29           145.24            62.15            99.77            77.31

Allowance to nonaccrual loans and
     loans past due 90 days or more ...........          173.21           145.24            62.15            95.92            71.96

Ratio of net charge-offs to average
     loans ....................................            0.21             0.48             0.37             0.48             0.63


          The allowance for losses represented 106.8% of nonperforming assets at year-end up from 70.3% At the end of 1995.

          The ratio increased as a result of a $1.8 million decrease in nonperforming assets in 1996 as compared to the end of the year in 1995. The decrease resulted largely from a third quarter 1996 sale of approximately $1.9 million of nonperforming loans which resulted in a charge-off of $380 thousand. The Company had valuation allowances on the nonperforming loans sufficient to cover the charge-offs.

Table 5
--------------------------------------------------------------------------------
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
at December 31,
-------------------------------------------------------------------------------
(in thousands)

                                                           1996             1995             1994             1993             1992
                                                          ------           ------           ------           ------           -----
Commercial and financial ......................           $2,199           $1,993           $1,985           $2,822           $1,933
Installment ...................................              137              215              278              324              352
Real estate ...................................              591              813              611              592              885
Unallocated ...................................              726              626              965              167              930
                                                          ------           ------           ------           ------           ------

                                                          $3,653           $3,647           $3,839           $3,905           $4,100
                                                          ======           ======           ======           ======           ======



          The above allocation is intended for analytical purposes and may not be indicative of the categories in which future loan losses occur.

NONINTEREST INCOME

          Noninterest income consists of all income other than interest and dividend income and is derived from: fees on bank transactions and credit cards; commissions on sales of annuities and mutual funds; rental of safe deposit space; net gains on sales of assets; and the accretion of discount in connection with an acquisition. Noninterest income totaled $4.3 million for 1996, a decrease of $307 thousand or 6.7% from $4.6 million for 1995. For 1995, total noninterest income increased $1.0 million or 28.2% from $3.6 million for the year ended December 31, 1994. The elements that significantly contributed to the changes in noninterest income are highlighted below.

          In 1996, noninterest income was positively affected by a net pretax gain of $455 thousand resulting from the sale of the deposits of one of the Company's branch locations. The sale was in response to the Company's evaluation of the prospective growth and earnings contribution of the branch. Noninterest income also benefited from a $235 thousand net pretax gain from the sale of available-for-sale ("AFS") securities. The securities were sold as part of a securities portfolio restructuring plan aimed at improving the portfolio's return while reducing its risk. In addition, noninterest income benefited from a $261 thousand gain related to the collection of principal on a loan in excess of its carrying value. The benefits described above did not result in an increase to noninterest income in 1996 over 1995 largely because of a net pretax gain in 1995 of $828 thousand pertaining to the sale of a portion of the subsidiary bank's loan servicing portfolio. Consequently, noninterest income for 1996 decreased, in large part, because the discount connected with an acquisition of a failed financial institution has been fully accreted. Discount accretion contributed $249 thousand less to noninterest income in 1996 as compared to 1995.

          The increase of $1.0 million in noninterest income for 1995 as compared to 1994 is due largely to the subsidiary bank selling a portion of its loan servicing portfolio which generated a gain of $828 thousand.

 Table 6
--------------------------------------------------------------------------------
 NONINTEREST INCOME
 for the years ended December 31,
--------------------------------------------------------------------------------
 (in thousands)

                                                                                     1996                 1995                1994
                                                                                     ----                 ----                ----

Service fees on deposit accounts ...................................              $ 1,579              $ 1,474              $ 1,496
Service fees on loan accounts ......................................                   69                  280                  258
Service fees on credit cards .......................................                  240                  168                  155
Net gain/(loss) on sale of loans
         available for sale ........................................                 --                     22                  (14)
Net gain/(loss) on sale of securities ..............................                  242                   15                   (5)
Commission on annuity and
         mutual funds sales ........................................                   66                  138                  228
Accretion of discount in
         connection with acquisition ...............................                  511                  760                  760
Collection of acquired loans in
         excess of carrying value ..................................                  600                  406                  313
Rental on safe deposit boxes .......................................                  148                  142                  138
Net gain on sale of branch .........................................                  455                 --                   --
Net gain on sale of loan servicing rights ..........................                 --                    828                 --
All other ..........................................................                  362                  346                  242
                                                                                  -------              -------              -------

                                                                                  $ 4,272              $ 4,579              $ 3,571
                                                                                  =======              =======              =======


NONINTEREST EXPENSES

          Noninterest expenses totaled $16.4 million for 1996. This represented an increase of $731 thousand or 4.7% from total noninterest expenses of $15.7 million for 1995. For 1995, total noninterest expenses increased $116 thousand or .7% from $15.5 million for the year ended December 31, 1994. The elements that significantly contributed to the changes in noninterest expenses are highlighted below.

         Affecting the change in noninterest expenses for 1996 was an increase of $389 thousand or 5.4% in salaries and related expenses. For the most part, the increase resulted from promotions and normal annual salary adjustments. An increase of $244 thousand or 5.6% in other noninterest expenses also contributed to the change. The increase reflects a $250 thousand reduction of other noninterest expenses in 1995 for the reversal of a reserve related to a settled lawsuit. Furthermore, noninterest expenses were adversely affected by an increase of $198 thousand or 366.7% in foreclosed real estate expenses. For the most part, gains and losses from the disposition of foreclosed real estate contributed to the change in foreclosed real estate expense. In 1996, foreclosed real estate expense included net losses of $87 thousand pertaining to the disposition of foreclosed real estate as compared to net gains of $127 thousand for 1995. In 1996, noninterest expenses were favorably affected by a $343 thousand or 68.2% decrease in insurance premiums paid by the Company to the FDIC for deposit insurance. The decrease reflects the reduction in premium as the BIF attained target reserve levels.

         The change in noninterest expenses for 1995 as compared to 1994 was minimal, largely because normal increases in noninterest expenses were offset by a $384 thousand or 43.3% decrease in insurance premiums paid by the Company to the FDIC for deposit insurance during 1995. In addition, noninterest expenses in 1995 were favorably affected by a $250 thousand reduction of a litigation reserve in connection with a settled lawsuit.


Table 7
--------------------------------------------------------------------------------
Noninterest Expenses
for the years ended December 31,
--------------------------------------------------------------------------------
(in thousands)

                                                                                     1996          1995        1994
                                                                                    ------        ------      ------

Salaries and benefits ................................................              $7,643        $7,254       $6,879
Net occupancy and furniture
   and equipment .....................................................               2,920         2,777        2,540
Other expenses
   Advertising and promotion .........................................                 773           673          701
   Stationery, printing and supplies .................................                 359           281          275
   Federal Deposit Insurance Corporation
      assessment .....................................................                 160           503          887
   Professional fees .................................................               1,117         1,321        1,254
   Communications ....................................................                 246           217          192
   Postage and shipping ..............................................                 301           282          250
   Credit card processing fees .......................................                 199           156          161
   Credit services ...................................................                 145           156          208
   Foreclosed real estate expense ....................................                 252            54          102
   Amortization of premiums in
      connection with acquisitions ...................................                 444           444          403
   Provision for litigation contingency ..............................                 (33)         (250)        --
   Directors' fees, travel and retirement ............................                 553           536          399
   Insurance premiums ................................................                 204           256          332
   Unrealized loss/(gain) on loans held for sale .....................                  13           (60)          85
   All other .........................................................               1,086         1,051          867
                                                                                  --------      --------     --------

                                                                                  $ 16,382      $ 15,651     $ 15,535
                                                                                  ========      ========     ========

INCOME TAXES

          In 1996, income taxes amounted to $3.5 million as compared to $3.3 million and $3.1 million for 1995 and 1994, respectively. The effective tax rate in 1996 was 35.0% as compared to 34.4% and 35.2% for 1995 and 1994, respectively. Detailed information on income taxes is shown in Notes 1 and 15 to the Consolidated Financial Statements.

NEW PRONOUNCEMENTS

          In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, an entity, subsequent to a transfer of financial assets, must recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings are provided in SFAS No. 125. A transfer not meeting the criteria for a sale must be accounted for as a secured borrowing with pledge of collateral.

          SFAS No. 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It additionally requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities must be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessed for asset impairment, or increased obligation, based on their fair value.

          SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently reviewing the impact of the implementation of SFAS No. 125 on its consolidated financial statements.

          In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 amends SFAS No. 125 by deferring for one year the effective date of paragraph 15 of SFAS No. 125 addressing secured borrowings and collateral, and for repurchase agreement, dollar roll, security lending and similar transactions, of paragraphs 9 through 12 and 237(b) of SFAS No. 125.

EFFECTS OF  INFLATION  AND  CHANGING PRICES

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

LOAN PORTFOLIO

          Despite a surge in competition during 1996, the Company experienced strong growth in its loan portfolio. At December 31, 1996, total loans amounted to $351.8 million, up $40.6 million or 13.1% over the previous year. Promotional campaigns in conjunction with competitive loan rates and focused sales efforts were instrumental to the $18.7 million increase in the home equity loan portfolio. A team-sales approach implemented during 1996 helped meet the demands of our business customers and contributed to the $9.8 million and $15.3 million increases in commercial and commercial mortgage loans, respectively.

          In 1995, total loans increased $20.5 million from the 1994 level. The increase was largely the result of promotional campaigns and competitive loan rates as well as the ability of the Company to identify and meet the needs of its business customers.

          Commercial real estate mortgage loans amounted to $112.2 million at December 31, 1996, and represented 31.9% of total loans compared to $96.9 million or 31.2% of all loans at the end of 1995. These loans are secured primarily by first priority mortgage liens on owner-occupied commercial properties. While approximately 84% of all loans are collateralized by real estate located in northern New Jersey, the Company does not have any concentration of loans in any single industry classified under the Standard Industrial Classification Code which exceeds 4% of its total loans.

Table 8
--------------------------------------------------------------------------------
LOAN PORTFOLIO
at December 31,
--------------------------------------------------------------------------------


                                                               1996            1995           1994          1993             1992
                                                             -------        --------       --------      ---------         --------


AMOUNTS OF LOANS BY TYPE (in thousands)

     Commercial and financial ......................         $51,908        $42,106         $36,512         $35,380         $39,107
     Real estate-construction ......................           3,414          1,484           1,917             207             993
     Real estate-mortgage
        1-4 family residential
           First liens .............................          40,426         42,088          43,229          55,982          54,559
           Junior liens ............................          18,254         20,919          25,266          38,771          47,349
           Available for sale ......................           1,195          1,106           1,086          15,751          11,392
           Home equity .............................         119,876        101,133          88,147          50,197          59,513
        Commercial .................................         112,233         96,910          87,728          60,771          44,692
     Installment
        Credit cards and related plans .............           2,666          2,902           3,314           4,039           4,311
        Other ......................................           1,821          2,461           2,757           3,918           4,166
     Lease financing ...............................            --               55             698           1,976           3,132
                                                             -------       --------        --------        --------        --------

                TOTAL ..............................        $351,793       $311,164        $290,654        $266,992        $269,214
                                                            ========       ========        ========        ========        ========


PERCENT OF LOANS BY TYPE

     Commercial and financial ......................          14.8%        13.5%             12.6%           13.2%           14.4%
     Real estate-construction ......................           1.0          0.5               0.7             0.1             0.4
     Real estate-mortgage
        1-4 family residential
           First liens .............................          11.5         13.5              14.9            21.0            20.3
           Junior liens ............................           5.2          6.7               8.7            14.5            17.6
           Available for sale ......................           0.3          0.4               0.4             5.9             4.2
           Home equity .............................          34.1         32.5              30.3            18.8            22.1
        Commercial .................................          31.9         31.2              30.2            22.8            16.6
     Installment
        Credit cards and related plans .............           0.7          0.9               1.1             1.5             1.6
        Other ......................................           0.5          0.8               0.9             1.5             1.6
     Lease financing ...............................           --           --                0.2             0.7             1.2
                                                           --------      -------          -------          ------          -------

                TOTAL ..............................         100.0%       100.0%            100.0%          100.0%          100.0%
                                                           ========      =======          ========         =======         =======

Table 8a

     The following table sets forth the maturity distribution of the Company's loan portfolio as of the December 31, 1996. The table excludes real estate loans
(other than construction loans), lease financing and installment loans: (in thousands)

                                                                                      Due after
                                                                 Due in               one year          Due after
                                                                 one year             through             five
                                                                 or less             five years           years             Total
                                                                 --------            -----------       ------------        --------


Commercial and financial ...........................             $13,430             $36,681             $ 1,797            $51,908
Construction .......................................               3,414                --                  --                3,414
                                                                 -------             -------             -------            -------

            Total ..................................             $16,844             $36,681             $ 1,797            $55,322
                                                                 =======             =======             =======            ======





Table 8b

          The  following  table  sets  forth,  as  of  December  31,  1996,  the sensitivity of the amounts due after one year to changes in interest rates:  (in thousands)
                                                                                     Due after
                                                                                     one year         Due after
                                                                                      through          five
                                                                                     five years        years
                                                                                     ----------        -------

Fixed interest rate .................................................                $ 8,385           $   399
Variable interest rate ..............................................                 28,296             1,398
                                                                                     -------           -------


            Total ...................................................                $36,681           $ 1,797
                                                                                     =======           =======


LOAN QUALITY

          The lending activities of the Company are guided by the basic lending policy established by the Company's Board of Directors. Loans must meet the tests of a prudent loan, which include criteria regarding the character, capacity and capital of the borrower, collateral provided for the loan and prevailing economic conditions. The Company obtains an independent appraisal of real property, within regulatory guidelines, when it is considered the primary collateral for a loan.

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

          Table 9 presents the detail of nonperforming assets and the aggregate of loans whose principal and/or interest has not been paid according to contractual terms. (See discussion of loan losses on page 17.) Other than the loans included in the table, there were no material potential problem loans, either individually or in the aggregate, at December 31, 1996.

Table 9
--------------------------------------------------------------------------------
LOAN DELINQUENCIES AND NONPERFORMING ASSETS
at December 31,
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                           1996        1995          1994         1993         1992
                                                                           ----        ----          ----         ----         ----
Loans delinquent and accruing interest

      Loans past due 30-89 days ...................................       $  772       $  853       $  805       $  600       $1,838

      Loans past due 90 days or more ..............................           25         --           --            157          395
                                                                          ------       ------       ------       ------       ------

          Total loans delinquent and accruing interest ............       $  797       $  853       $  805       $  757       $2,233
                                                                          ======       ======       ======       ======       ======


Nonaccrual loans ..................................................       $2,084       $2,511       $6,177       $3,914       $5,303

Foreclosed real estate ............................................          610        1,213          880        1,342        1,655

Restructured loans ................................................          725        1,465          522         --            285
                                                                          ------       ------       ------       ------       ------

          Total nonperforming assets ..............................       $3,419       $5,189       $7,579       $5,256       $7,243
                                                                          ======       ======       ======       ======       ======

          Total nonperforming assets and loans
              past due 90 days or more ............................       $3,444       $5,189       $7,579       $5,413       $7,638
                                                                          ======       ======       ======       ======       ======



Nonaccrual loans to total loans ...................................        0.59%        0.81%        2.13%        1.47%        1.97%

Nonperforming assets to total loans and
      foreclosed real estate ......................................        0.97         1.66         2.60         1.96         2.67

Nonperforming assets to total assets ..............................        0.68         1.06         1.58         1.25         1.79

Nonaccrual loans and loans past due 90 days
      or more to total loans ......................................        0.60         0.81         2.13         1.52         2.12

Nonperforming assets and loans past due 90 days
      or more to total loans and foreclosed real estate ...........        0.98         1.66         2.60         2.02         2.82

Nonperforming assets and loans past due 90 days
      or more to total assets .....................................        0.68         1.06         1.58         1.28         1.89


SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

          The Company identifies as "securities available for sale" securities used as part of its asset and liability management strategy, or securities that may be sold in response to, among other things, changes in interest rates and prepayment risk. See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information concerning securities.

          Table 10 presents a summary of the contractual maturities and weighted average (adjusted to a taxable equivalent basis) of securities held to maturity and securities available for sale.


Table 10
--------------------------------------------------------------------------------
SECURITIES
at December 31, 1996
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                            After 1     After 5                            Weighted
                                                              Within      But Within  But Within     After                  Average
                                                               1 Year      5 Years     10 Years    10 Years      Total       Yield
                                                              --------     --------    --------    --------    ---------    ------
Securities held to maturity at amortized cost

    Obligations of U.S. Treasury ..........................    $29,116     $14,401        --          --      $ 43,517        6.28 %
    Obligations of U.S. agencies ..........................       --         5,992      $4,090      $  995      11,077        6.70
    Obligations of states & political subdivisions ........      3,471        --          --           110       3,581        5.79
    Other debt securities .................................       --            50         100       5,051       5,201        6.22
                                                               --------    --------    --------    --------    --------
                                                                32,587      20,443       4,190       6,156      63,376
                                                               --------    --------    --------    --------    --------


Securities available for sale at market value

    Obligations of U.S. Treasury ..........................       --        31,847        --          --        31,847         6.37
    Obligations of U.S. agencies ..........................       --         3,995       9,553       3,885      17,433         6.62
    Other debt securities .................................       --          --          --         2,009       2,009         7.02
                                                               --------    --------    --------    --------    --------
                                                                  --        35,842       9,553       5,894      51,289
                                                               --------    --------    --------    --------    --------


         Total ............................................    $32,587     $56,285     $13,743     $12,050    $114,665
                                                               ========    ========    ========    ========   =========

Weighted average yield ....................................      6.33%       6.33%       6.63%       6.55%       6.39%


The weighted average yields above were calculated using an historical cost basis for held to maturity securities and a market value basis for available for sale securities. Had the historical cost basis been used for available for sale securities, the weighted average yield for the after one but within five years category would have changed from 6.33% to 6.32% and the weighted average yield for the obligations of U.S. Treasury (AFS) category would have changed from 6.37% to 6.35%. All other available for sale categories did not change as a result of applying historical cost basis to the table.


DEPOSITS

          The Company traditionally relies on its deposit base to fund its credit needs. Core deposits, which include noninterest bearing demand deposits, interest bearing demand accounts, savings deposits, money market accounts and time deposits in amounts under $100,000, represented 96.0% of total deposits at December 31, 1996, and 97.3% at December 31, 1995.

          Total deposits amounted to $430 million at December 31, 1996, a decrease of $6.4 million or 1.5% from year end 1995. The decrease was attributable to the departure of $9.7 million of deposits in connection with the sale of the Clifton Branch (See discussion pertaining to noninterest income on page 19). In addition, approximately $9.4 million of high cost certificates of deposits were not renewed as part of a planned business strategy. A new branch, opened in June 1996 with deposit balances of approximately $7.0 million at December 31, 1996, offset some of the planned outflows discussed above.


Table 11
--------------------------------------------------------------------------------
DEPOSIT SUMMARY AT DECEMBER 31,
--------------------------------------------------------------------------------
(dollars in thousands)

                                               1996              1995             1994              1993              1992
                                         ---------------   -----------------  --------------   ----------------   --------------

Noninterest bearing demand ..........   $ 76,340    17.8%  $ 69,213   15.8%  $ 66,435   15.7%  $ 59,170   15.3%  $ 49,908   13.5%

Interest bearing demand .............    117,461    27.3    110,813   25.4    101,873   24.0     92,115   23.9     87,253   23.7

Money market ........................     39,815     9.3     38,716    8.9     37,816    8.9     43,483   11.3     37,923   10.3

Savings .............................     66,778    15.5     71,170   16.3     75,906   17.9     70,062   18.2     63,168   17.1

Time deposits less  than $100,000 ...    112,466    26.1    134,866   30.9    134,097   31.6    110,457   28.7    121,295   32.8

Time deposits greater than $100,000 .     17,153     4.0     11,674    2.7      8,043    1.9     10,143    2.6      9,780    2.6
                                        --------    ----    --------  ----    -------- ----    --------   ----    -------- ----

                                        $430,013   100.0%  $436,452  100.0%  $424,170  100.0%  $385,430  100.0%  $369,327  100.0%
                                        ========    ====   ========   ====   ========  ====    ========  ====    ======== ====




* The following table shows the time remaining to maturity of time certificates of deposit of $100,000 or more as of December 31, 1996 (in thousands)

Three months or less .........................................           $10,209
Over three months through six months .........................             3,439
Over six months through twelve months ........................             2,288
Over twelve months ...........................................             1,217
                                                                         -------
                                                                         $17,153
                                                                         =======

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

          The cumulative gap between the Company's interest-rate sensitive assets and its interest-rate sensitive liabilities repricing within a one-year period was (12.22%) at December 31, 1996. Since the cumulative gap was negative, the Company has a "negative gap" position which theoretically will cause its assets to reprice more slowly than its deposit liabilities. In a declining interest rate environment, interest costs may be expected to fall faster than the interest received on earning assets, thus increasing the net interest spread. If interest rates increase, a negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities therefore decreasing the net interest spread.

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

Table 12
--------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY ANALYSIS
at December 31, 1996
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                                                                  NON-
                                            3           6        6 MOS TO    1 TO 3     3 TO 5       OVER       INTEREST
SUBJECT TO RATE CHANGE WITHIN              MONTHS     MONTHS     1 YEAR      YEARS      YEARS      5 YEARS      SENSITIVE     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

Assets

    Net loans .......................   $ 109,837   $  20,152    18,210   $  64,953   $  49,089   $  87,395   $  (1,496)   $ 348,140
    Investment securities ...........      71,655       8,031     8,150      14,429       6,017      10,346        --        118,628
    Cash and amounts due from banks .        --          --        --          --          --          --        24,322       24,322
    Other noninterest earning assets.        --          --        --          --          --          --        13,599       13,599
                                        ---------   --------- ---------   ---------   ---------   ---------   ---------    ---------

        Total assets ................     181,492      28,183    26,360      79,382      55,106      97,741      36,425      504,689
                                        ---------   --------- ---------   ---------   ---------   ---------   ---------    ---------

Liabilities and stockholders' equity
    Demand deposits .................     117,461        --        --          --          --          --        76,340      193,801
    Savings deposits* ...............      13,356        --        --          --        53,422        --         --          66,778
    Fixed maturity certificates of
       deposits .....................      34,756      28,112    37,223      12,745       6,038          26       --         118,900
    Variable rate certificates of
       deposits .....................      10,719        --        --          --          --          --         --          10,719
    Money market accounts ...........      39,815        --        --          --          --          --         --          39,815
    Securities sold under agreements
       to repurchase ................       1,000        --      10,050        --          --          --         --          11,050
    Short-term borrowings ...........       5,200        --        --          --          --          --         --           5,200
    Long-term borrowings ............        --          --        --         9,983        --          --         --           9,983
    Other liabilities ...............        --          --        --          --          --          --         4,082        4,082
    Stockholders' equity ............        --          --        --          --          --          --        44,361       44,361
                                          -------     -------   -------      ------     -------      ------     -------      -------
        Total liabilities and
          stockholders' equity ......     222,307      28,112    47,273      22,728      59,460          26     124,783    $ 504,689
                                          -------     -------   -------      ------     -------      ------     -------     ========

GAP .................................   $ (40,815)         71  $(20,913)    $56,654     $(4,354)    $97,715   $ (88,358)
                                         ========     =======  =========    ========    ========   =========   =========
GAP to total assets .................       (8.09)%      0.01%    (4.14)%     11.23%      (0.86)%     19.36%    (17.51)%
Cumulative GAP ......................   $ (40,815)    (40,744)  (61,657)    $(5,003)    $(9,357)    $88,358
                                         =========    =======  =========    ========    ========    ========
Cumulative GAP to total assets ......       (8.09)%     (8.08)%  (12.22)%     (0.99)%     (1.85)%     17.51%



*Based on past experience with these accounts, management believes that these balances are not interest rate sensitive. Accordingly, 80% of such balances has been allocated to the "3 to 5 years" category. However, there is no assurance that these balances will actually remain insensitive to interest rate changes in the future.


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

          Traditionally, financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At December 31, 1996, total deposits amounted to $430 million, a decrease of $6.4 million or 1.5% over the prior comparable year. In 1996, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At December 31, 1996, advances from the FHLB and REPOS amounted to $15.2 million and $11.1 million, respectively, as compared to $9.2 million and $1.7 million, respectively, at December 31, 1995.

          In 1996, loan production continued to be the Company's principal investing activity. Net loans at December 31, 1996 amounted to $348.1 million, compared to $307.5 million at the end of 1995, an increase of $40.6 million or 13.2%.

          The Company's most liquid assets are cash and due from banks and federal funds sold. At December 31, 1996, the total of such assets amounted to $24.3 million or 4.8% of total assets, compared to $25.2 million or 5.1% of total assets at year-end 1995.

          Another significant liquidity source is the Company's available-for-sale ("AFS") securities. At December 31, 1996, AFS securities amounted to $55.3 million or 46.6% of total securities, compared to $67.5 million or 47.5% of total securities at year-end 1995.

          In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $49.1 million line of credit available through its membership in the Federal Home Loan Bank of New York.

         Management believes that the Company's sources of funds are sufficient to meet its funding requirements.

CAPITAL ADEQUACY

         Stockholders' equity totaled $44.4 million and represents 8.8% of total assets at December 31, 1996, compared to $40.2 million and 8.2% of total assets at December 31, 1995. The $4.1 million increase was primarily attributable to net income of $6.4 million less cash dividends of $2.1 million.

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

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
            FINANCIAL  DISCLOSURE

                                      NONE

                                    PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE OFFICERS

          a.  Directors

          The information contained in the Company's 1996 Proxy Statement is incorporated herein by reference in response to this item.

          b. Executive Officers

          Information required by this item is contained in Part I of this Form 10-K in the section entitled "Executive Officers."

          c. Compliance with Section 16(a)

          Information contained in the section entitled "Section 16 Compliance" of the Company's 1996 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

          Information contained in the section entitled "Executive Compensation" of the Company's 1996 Proxy Statement is incorporated herein by reference to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information contained in the section entitled "Amount and Nature of Beneficial Ownership" of the Company's 1996 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information contained in the section entitled "Transactions with management" of the Company's 1996 Proxy Statement is incorporated herein by reference in response to this item.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

         a.  Financial Statements and Schedules

              The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Annual Report on Form 10-K

         b.   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

          c. Exhibits

               3.(a)Certificate  of   incorporation   and   amendments   thereto
                    (incorporated herein by reference to Registration Statement No.33-49840, exhibit 3 (a))

                 (b)By-laws    (incorporated   herein   by   reference   to
                    Registration Statement No. 33-49840, exhibit 3(b))

              10. Material contracts

                    (a) Agreement for legal services between Andora, Palmisano & Geaney and the Company dated April 27, 1996.

                    (b) Lease for Washington Township, N.J., Branch Office, dated April 13, 1972 and amended December 21, 1972 (incorporated herein by reference to Registration Statement No. 33-49840, exhibit 10(h)).

                    (c) Lease for Lodi, N.J., Branch Office, dated January 25, 1985 (incorporated herein by reference to Registration Statement No. 33-49840, exhibit 10(i)).

                    (d) Lease for Elmwood Park, N.J., Retail Lending Processing Center, dated June 22, 1992 and amended June 28, 1994, (incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission for the year 1992).

                    (e) Amendment to lease for Elmwood Park, New Jersey, Retail Lending Processing Center, dated June 28, 1994
                         (incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission for the year 1994).

                    (f)  Executive Compensation Plans and Arrangements

                    (1)  1989  Stock  Option  Plan  is  incorporated  herein  by
                         reference  to  Registration   Statement  No.  33-49840,
                         exhibit 10(j).

                    (2) Management Incentive Plan is incorporated by reference to Part III, Item 11, of the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders which will be filed with the Commission not later than 120 days after December 31, 1996

                    (3) Directors' Retirement Program (incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission for the year 1994).

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

              21.  Subsidiaries of Registrant

              23.  Independent Auditors' Consent

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Interchange Financial Services Corporation

                                     /s/Anthony Labozzetta
                                     ---------------------------------
                                        Anthony Labozzetta,
                                        Senior Vice President/Treasurer

March 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/Anthony S. Abbate                 /s/James E. Healey
----------------------------------   -----------------------------------------
Anthony S. Abbate   March 27, 1997    James E. Healey          March 27, 1997
   Director                             Director
   President and
   Chief Executive Officer

/s/Anthony D. Andora                 /s/Anthony Labozzetta
----------------------------------   -----------------------------------------
Anthony D. Andora   March 27, 1997    Anthony Labozzetta       March 27, 1997
   Director                             Senior Vice President and Treasurer
   Chairman of the Board

/s/Donald L. Correll                 /s/Nicholas R. Marcalus
----------------------------------   -----------------------------------------
Donald L. Correll   March 27, 1997    Nicholas R. Marcalus     March 27, 1997
   Director                             Director

/s/Anthony R. Cosia                  /s/Eleanore S. Nissley
----------------------------------   -----------------------------------------
Anthony R. Cosia     March 27, 199    Eleanore S. Nissley      March 27, 1997
   Director                             Director

/s/John J. Eccleston                 /s/Jeremiah F. O'Connor
----------------------------------   -----------------------------------------
John J. Eccleston    March 27, 1997   Jeremiah F. O'Connor     March 27, 1997
   Director                             Director

/s/David R. Ficca                    /s/Robert P. Rittereiser
----------------------------------   -----------------------------------------
David R. Ficca       March 27, 1997   Robert P. Rittereiser     March 27, 1997
   Director                             Director

                                     /s/Benjamin Rosenzweig
                                     -----------------------------------------
                                     Benjamin Rosenzweig        March 27,1997
                                        Director

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                      Page No.
                                                                   in Form 10-K

                              Financial Statements

Independent Auditors' Report relating to the Consolidated Financial
     Statements and Notes thereto......................................... 36

Consolidated Balance Sheets at December 31, 1996 and 1995................. 37

Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995 and 1994..................................... 38

Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1996, 1995 and 1994................. 39

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994..................................... 40

Notes to Consolidated Financial Statements................................ 42

                                   Schedules

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
Interchange Financial Services Corporation
Saddle Brook, New Jersey


We have audited the accompanying consolidated balance sheets of Interchange Financial Services Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Interchange Financial Services Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Parsippany, New Jersey
January  20, 1997


Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
December 31,
-----------------------------------------------------------------------------------------------
(dollars in thousands)

                                                                                                           1996               1995
                                                                                                        --------           ---------


Assets
Cash and due from banks ....................................................................            $ 24,322            $ 25,151
                                                                                                        --------            --------


Securities held to maturity at amortized cost (estimated
     market value of $63,619 and $75,611) ..................................................              63,376              74,688
                                                                                                        --------            --------
Securities available for sale at estimated market value (amortized
     cost of $54,871 and $66,604) ..........................................................              55,252              67,545
                                                                                                        --------            --------

Loans ......................................................................................             351,793             311,164
Less:  Allowance for loan losses ...........................................................               3,653               3,647
                                                                                                        --------            --------
Net loans ..................................................................................             348,140             307,517
                                                                                                        --------            --------

Premises and equipment, net ................................................................               5,151               5,510
Foreclosed real estate .....................................................................                 610               1,213
Accrued interest receivable and other assets ...............................................               7,838               9,833
                                                                                                        --------            --------

Total assets ...............................................................................            $504,689            $491,457
                                                                                                        ========            ========


Liabilities
Deposits
    Noninterest bearing ....................................................................            $ 76,340            $ 69,213
    Interest bearing .......................................................................             353,673             367,239
                                                                                                        --------            --------
Total deposits .............................................................................             430,013             436,452

Securities sold under agreements to repurchase .............................................              11,050               1,704
Short-term borrowings ......................................................................               5,200               9,200
Accrued interest payable and other liabilities .............................................               4,082               3,860
Long-term borrowings .......................................................................               9,983                --
                                                                                                        --------            --------

Total liabilities ..........................................................................             460,328             451,216
                                                                                                        --------            --------

Commitments and contingent liabilities

Stockholders' equity
Common stock, without par value; 5,000,000 shares authorized;
    2,839,602 shares issued and outstanding in 1996
    and 2,831,730 in 1995 ..................................................................               4,733               4,495
Capital surplus ............................................................................              14,931              12,110
Retained earnings ..........................................................................              24,429              22,990
Unrealized gain-securities available for sale, net of taxes ................................                 268                 646
                                                                                                        --------            --------

Total stockholders' equity .................................................................              44,361              40,241
                                                                                                        --------            --------

Total liabilities and stockholders' equity .................................................            $504,689            $491,457
                                                                                                        ========            ========

-----------------------------------------------------------------------------------------------
See notes to consolidated financial statements

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
--------------------------------------------------------------------------------
(in thousands except per share data)


                                                                                          1996            1995             1994
                                                                                       -----------     -----------      -----------

Interest income
Interest and fees on loans ..................................................          $ 29,132          $ 27,427          $ 23,537
Interest on federal funds sold ..............................................               407               374               412
Interest and dividends on securities
   Taxable interest income ..................................................             7,465             8,969             8,469
   Interest income exempt from federal income taxes .........................               122                56                59
   Dividends ................................................................               158               169               135
                                                                                       --------          --------          --------

Total interest income .......................................................            37,284            36,995            32,612
                                                                                       --------          --------          --------

Interest expense
Interest on deposits ........................................................            14,041            14,513            10,635
Interest on securities sold under agreements to repurchase ..................               267                12                17
Interest on short-term borrowings ...........................................               246               494               272
Interest on long-term borrowings ............................................                45               131                82
                                                                                       --------          --------          --------

Total interest expense ......................................................            14,599            15,150            11,006
                                                                                       --------          --------          --------

Net interest income .........................................................            22,685            21,845            21,606
Provision for loan losses ...................................................               700             1,200               944
                                                                                       --------          --------          --------
Net interest income after provision
    for loan losses .........................................................            21,985            20,645            20,662
                                                                                       --------          --------          --------

Noninterest income
Service fees on deposit accounts ............................................             1,579             1,474             1,496
Net gain/(loss) on sale of securities .......................................               242                15                (5)
Net gain/(loss) on sale of loans available for sale .........................              --                  22               (14)
Net gain on sale of loan servicing rights ...................................              --                 828              --
Net gain on sale of branch ..................................................               455              --                --
Accretion of discount in connection with acquisition ........................               511               760               760
Other .......................................................................             1,485             1,480             1,334
                                                                                       --------          --------          --------

Total noninterest income ....................................................             4,272             4,579             3,571
                                                                                       --------          --------          --------

Noninterest expenses
Salaries and benefits .......................................................             7,643             7,254             6,879
Net occupancy ...............................................................             2,200             2,080             1,887
Furniture and equipment .....................................................               720               697               653
Advertising and promotion ...................................................               773               673               701
Federal Deposit Insurance Corporation assessment ............................               160               503               887
Foreclosed real estate expense ..............................................               252                54               102
Other .......................................................................             4,634             4,390             4,426
                                                                                       --------          --------          --------

Total noninterest expenses ..................................................            16,382            15,651            15,535
                                                                                       --------          --------          --------

Income before income taxes ..................................................             9,875             9,573             8,698

Income taxes ................................................................             3,456             3,293             3,062
                                                                                       --------          --------          --------


Net income ..................................................................          $  6,419          $  6,280          $  5,636
                                                                                       ========          ========          ========

Net income per common share .................................................          $   2.26          $   2.19          $   1.95
                                                                                       ========          ========          ========

----------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(in thousands except share data)

                                                                                           Unrealized
                                                                                           Gain/(Loss)
                                                                                           on Securities
                                      Preferred    Common       Capital      Retained        Available     Treasury
                                       Stock        Stock       Surplus      Earnings        for Sale       Stock          Total
                                      --------     --------     ---------    ----------      --------      --------      ----------

Balance at January 1, 1994 ........   $  5,000    $  4,495    $ 11,333       $15,100                       $(2,623)       $33,305
Net income ........................                                            5,636                                        5,636
Dividends on common stock
   at $0.67 per share .............                                           (1,887)                                      (1,887)
Dividends on preferred stock ......                                             (112)                                        (112)
Unrealized loss on securities
   available for sale,
   net of income taxes ............                                                           $(1,813)                     (1,813)
                                       --------    --------    --------      --------        --------      --------      --------

Balance at December 31, 1994 ......      5,000       4,495      11,333        18,737           (1,813)      (2,623)        35,129
Net income ........................                                            6,280                                        6,280
Dividends on common stock
   at $0.69 per share .............                                           (1,942)                                      (1,942)
Dividends on preferred stock ......                                              (85)                                         (85)
Purchase of 32,000 preferred shares                                                                         (1,600)        (1,600)
Retirement of 100,000 shares of
   preferred stock ................     (5,000)                    777                                       4,223             --
Increase in market valuation-
   securities available for sale,
   net of income taxes ............                                                             2,459                       2,459
                                        --------    --------    --------     --------        --------      --------      --------

Balance at December 31, 1995 ......       --         4,495      12,110        22,990              646          --          40,241

Net income ........................                                            6,419                                        6,419
Dividends on common stock
   at $0.73 per share .............                                           (2,077)                                      (2,077)
5% common stock dividend ..........                    225       2,678        (2,903)                                          --
Fractional shares of 5% common
   stock dividend .................                                 (5)                                                        (5)
Issued 7,498 shares of common
   stock in connection with
   incentive plan .................                     13         148                                                        161
Decrease in market valuation-
   securities available for sale,
   net of tax effect ..............                                                              (378)                       (378)
                                        --------    --------    --------      --------         --------    --------       --------

Balance at December 31, 1996 ......   $   --      $  4,733    $ 14,931      $ 24,429          $   268    $     --         $44,361
                                        ========    ========    ========     ========          ========    ========       ========
See notes to Consolidated Financial Statements

INTERCHANGE FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
--------------------------------------------------------------------------------
(in thousands)

                                                                                      1996          1995         1994
                                                                                   ---------     ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income ...................................................................   $  6,419    $  6,280    $  5,636
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
         Depreciation and amortization of fixed assets ..........................        984         859         831
         Amortization of securities premiums ....................................      1,030       1,452       1,543
         Accretion of securities discounts ......................................        (65)        (53)        (11)
         Amortization of premium in connection with acquisitions ................        444         444         403
         Accretion of discount in connection with acquisition ...................       (511)       (760)       (760)
         Provision for loan losses ..............................................        700       1,200         944
         Net loss (gain) on sale of foreclosed real estate ......................         87        (127)       (209)
         Net (gain) loss on sale of securities ..................................       (242)        (15)          5
         Net (gain) loss on sale of loans available for sale ....................       --           (22)         14
         Reduction in carrying value of foreclosed real estate ..................         43        --           122
         Decrease (increase) in carrying value of loans available for sale ......         13         (80)         85
         Loss on disposal of fixed assets .......................................         20          26        --
   (Increase) decrease in operating assets
         Net origination of loans available for sale ............................       (102)       (755)    (15,451)
         Proceeds from sale of loans available for sale .........................       --           837       2,129
         Premium in connection with acquisition .................................       --          --        (1,724)
         Accrued interest receivable ............................................        404         144        (917)
         Deferred income taxes ..................................................        161        (134)        (76)
         Other ..................................................................      1,148         694      (1,898)
   Increase (decrease) in operating liabilities
         Accrued interest payable ...............................................        119         162          72
         Other ..................................................................        103         387         619
                                                                                    --------    --------    --------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .................     10,755      10,539      (8,643)
                                                                                    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Payments for) proceeds from
         Net origination of loans ...............................................    (40,117)    (20,470)      1,377
         Purchase of loans ......................................................     (2,150)     (1,251)    (42,244)
         Sale of loans ..........................................................      1,365        --         1,809
         Purchase of securities available for sale ..............................    (27,513)     (5,905)     (1,895)
         Maturities of securities available for sale ............................        885       2,396       2,907
         Sale of securities available for sale ..................................     38,349       2,484         305
         Sale of securities held to maturity ....................................      6,008        --          --
         Purchase of securities held to maturity ................................    (19,515)     (3,999)    (23,618)
         Maturities of securities held to maturity ..............................     24,084      14,000      16,000
         Sale of foreclosed real estate .........................................        644         678       1,136
         Foreclosed real estate .................................................          8        (285)       (106)
         Purchase of fixed assets ...............................................       (601)     (1,862)       (667)
         Sale of fixed assets ...................................................       --             4        --
                                                                                    --------    --------    --------
            NET CASH USED IN INVESTING ACTIVITIES ...............................    (18,553)    (14,210)    (44,996)
                                                                                    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (payments for)
         Deposits in excess of withdrawals ......................................      3,263      12,282      12,272
         Securities sold under agreements to repurchase .........................     16,828       1,704         295
         Other borrowings .......................................................     11,000       4,200      18,000
         Retirement on other borrowings .........................................     (5,017)       --          --
         Retirement of securities sold under agreement to repurchase and
            other borrowings ....................................................     (7,482)    (11,702)     (2,000)
         Sale of deposit accounts ...............................................     (9,702)       --          --
         Acquisition of deposit accounts ........................................       --          --        26,468
         Dividends ..............................................................     (2,077)     (2,027)     (1,999)
         Treasury stock .........................................................       --        (1,600)       --
         Common stock issued ....................................................        156        --          --
                                                                                    --------    --------    --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................      6,969       2,857      53,036
                                                                                    --------    --------    --------

Decrease in cash and cash equivalents ...........................................       (829)       (814)       (603)
Cash and cash equivalents at beginning of year ..................................     25,151      25,965      26,568
                                                                                    --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ........................................   $ 24,322    $ 25,151    $ 25,965
                                                                                    ========    ========    ========

Supplemental disclosure of cash flow information
Cash paid for:
         Income taxes ...........................................................   $  3,410    $  3,346    $  3,527
         Interest ...............................................................     14,480      14,988      10,934

Supplemental non-cash investing activities
         Loans transferred to foreclosed real estate ............................        179         599         481
         Securitization of loans reclassified to securities available for sale ..         --          --      27,888
         Decrease (increase)-market valuation of securities available for sale           559      (3,812)      2,810
         Amortization of valuation allowance-securities transferred from
            available for sale to held to maturity ..............................         25        --          --
         Securities transferred from available for sale to held to maturity .....         --       5,466        --
         Securities transferred from held to maturity to available for sale .....         --      40,888        --
--------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

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

   NATURE OF BUSINESS AND SIGNIFICANT ESTIMATES

         Interchange Financial Services Corporation (the "Company"), a New Jersey business corporation, is a holding company whose principal subsidiary is Interchange State Bank (the "Bank"). The Bank is principally engaged in the business of attracting commercial and retail deposits and investing those funds into commercial business and commercial mortgage loans as well as residential mortgage and consumer loans. When demand for loans is low, the Bank invests in debt securities. Currently, the Bank conducts community banking operations in the northeast region of New Jersey (primarily Bergen county).

         The Company uses certain accounting estimates in the preparation of its consolidated financial statements. As a result, actual results could differ from those estimates.

         The most significant estimate pertains to the allowance for loan losses. The borrowers' ability to meet contractual obligations and collateral value are the most significant assumptions used to arrive at the estimate. The risks associated with such estimates arise when unforeseen conditions affect the borrowers ability to meet the contractual obligations of the loan and result in a decline in the value of the supporting collateral. Such unforeseen changes may have an adverse effect on the financial position of the Company.

         Additionally, the Company is exposed to significant changes in market interest rates. Such changes could have an adverse effect on the earning capacity and financial position of the Company, particularly, in those situations in which a mismatch exists between the maturities or repricing of assets and supporting liabilities.

  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

  SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

         Debt securities which the Company has the positive intent and ability to hold until maturity are classified as held to maturity ("HTM") and are carried at cost, adjusted for the amortization of premiums and accretion of discounts on a level-yield method over the contractual maturity of the instruments. Investment securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale ("AFS") and are carried at market value. The unrealized gains and losses on these securities are reported, net of taxes, as a separate component of stockholders' equity. Management determines the appropriate classification of securities at the time of purchase.

         Securities classified as AFS include securities used as part of the Company's asset and liability management strategy, or securities that may be sold in response to, among other things, changes in interest rates and prepayment risk. Gains and losses from the sale of these securities are determined using the specific identification method.

LOANS

         Loans are stated at principal amounts outstanding, net of unearned discount. Interest income is accrued and credited at the applicable interest rates. Origination fees and certain direct origination costs have been deferred and are recognized over the life of the applicable loan as an adjustment to the yield. At December 31, 1996, approximately 84% of all loans are collateralized by real estate located in northern New Jersey, the Company's market area.

         Loans are placed on nonaccrual status when, in the opinion of management, there is doubt as to the collectibility of interest or principal, or when principal or interest payments are in arrears 90 days or more, or if management considers collection of such amounts to be doubtful. Amounts accrued are evaluated for collectibility. Interest is subsequently recognized on nonaccrual loans only to the extent that cash is received and the ultimate repayment of principal is not in doubt. Loans are returned to accrual status when management deems that collection of principal and interest is reasonable and probable.

         Mortgage loans available for sale are carried at lower of aggregate cost or market value.

         In July 1991, the Bank acquired the assets and liabilities of a failed institution from the Federal Deposit Insurance Corporation (the "FDIC") which was accounted for using the purchase method of accounting. Consideration received from the FDIC was assigned to the fair value of the loans acquired, the allowance for loan losses and acquisition costs. Excess consideration was accreted into income over a five-year period which ended in August 1996.

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 118"). Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral. The fair value of collateral, as reduced by costs to sell on a discounted basis, is utilized if a loan is collateral dependent or foreclosure is probable. All commercial and commercial mortgage loans are evaluated for impairment under SFAS No. 114. All nonaccrual commercial and commercial mortgage loans are considered impaired. The adoption of these rules did not have an impact on the Company's financial condition and results of operations.

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

  FORECLOSED REAL ESTATE

         Real estate properties acquired through foreclosure are recorded at the lower of cost or estimated fair value, less estimated selling costs, at time of foreclosure. Subsequent valuations are performed periodically and the carrying value is adjusted by a charge to foreclosed real estate expense to reflect any subsequent declines in the estimated fair value. As a result, further declines in real estate values may result in increased foreclosed real estate expense. Routine holding costs are charged to expense as incurred.

  INCOME TAXES

         The Company utilizes the asset and liability method for accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence.

   PER SHARE AMOUNTS

         Earnings per common share is computed by dividing net income, less dividends on the preferred stock by the weighted average number of common shares outstanding of 2,838,161 during 1996 and 2,831,730 during 1995 and 1994. The potential dilution from the exercise of stock options is not material.

   2.  ACQUISITIONS

On February 25, 1994, the Bank assumed the deposit liabilities, amounting to $26,468,000, of Volunteer Federal Savings Association of Little Ferry, New Jersey. The Bank received $24,744,000 in cash representing the difference between the deposits assumed, net of $1,724,000 premium paid as part of the transaction.

         The premiums paid to acquire the deposits in the Volunteer transaction and in a 1991 branch acquisition are being amortized over a period ranging from five to seven years. Amortization in 1996, 1995 and 1994, included in noninterest expenses, amounted to $444,000, $444,000, and $403,000, respectively.

3.   RESTRICTIONS ON CASH AND DUE FROM BANKS

The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank based upon the level of its deposit liability. The average amount of this reserve balance for 1996 and 1995 was approximately $8,164,000 and $6,803,000, respectively.

4.  SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

         Securities  held to  maturity  and  securities  available  for sale are summarized as follows: (in thousands)
                                                      ----------------------------------------------
                                                                   DECEMBER 31,1996
                                                      ----------------------------------------------
                                                                     GROSS      GROSS     ESTIMATED
                                                      AMORTIZED    UNREALIZED UNREALIZED   MARKET
                                                       COST          GAINS     LOSSES      VALUE
                                                      ---------    ---------- ----------  ---------

SECURITIES HELD TO MATURITY:

     OBLIGATIONS OF U.S. TREASURY .................   $ 43,517      $ 248       --     $ 43,765
     OBLIGATIONS OF U.S. AGENCIES .................     11,077         74       $ 22     11,129
     OBLIGATIONS OF STATES & POLITICAL SUBDIVISIONS      3,581          1          9      3,573
     OTHER DEBT SECURITIES ........................      5,201       --           49      5,152
                                                      --------   --------   --------   --------
                                                        63,376        323         80     63,619
                                                      --------   --------   --------   --------

SECURITIES AVAILABLE FOR SALE:

     OBLIGATIONS OF U.S. TREASURY .................     31,640        453        246     31,847
     OBLIGATIONS OF U.S. AGENCIES .................     17,321        124         12     17,433
     OTHER DEBT SECURITIES ........................      1,998         11       --        2,009
     EQUITY SECURITIES ............................      3,912         51       --        3,963
                                                      --------   --------   --------   --------
                                                        54,871        639        258     55,252
                                                      --------   --------   --------   --------

             TOTAL SECURITIES .....................   $118,247      $ 962      $ 338   $118,871
                                                      ========   ========   ========   ========

                                                     ----------------------------------------------
                                                                   DECEMBER 31,1995
                                                      ---------------------------------------------
                                                                     GROSS      GROSS     ESTIMATED
                                                      AMORTIZED   UNREALIZED  UNREALIZED   MARKET
                                                        COST         GAINS     LOSSES      VALUE
                                                      ---------   ---------- ----------  ---------

Securities held to maturity:

     Obligations of U.S. Treasury ................   $ 65,223     $  942      $  26   $ 66,139
     Obligations of U.S. agencies ................      8,037          7       --        8,044
     Obligations of states & politica subdivisions      1,278       --         --        1,278
     Other debt securities .......................        150       --         --          150
                                                     --------   --------   --------   --------
                                                       74,688        949         26     75,611
                                                     --------   --------   --------   --------

Securities available for sale:

     Obligations of U.S. Treasury ................     40,888      1,466        184     42,170
     Obligations of U.S. agencies ................     23,282       --          341     22,941
     Equity securities ...........................      2,434       --         --        2,434
                                                     --------   --------   --------   --------
                                                       66,604      1,466        525     67,545
                                                     --------   --------   --------   --------

             Total securities ....................   $141,292    $ 2,415      $ 551   $143,156
                                                     ========   ========   ========   ========

         At December 31, 1996, the contractual maturities of securities held to maturity and securities available for sale are as follows: (in thousands)


                                                                     Securities Held to                          Securities
                                                                          Maturity                            Available for Sale
                                                                ----------------------------            ---------------------------
                                                                                   Estimated                               Estimated
                                                                Amortized            Market             Amortized            Market
                                                                  Cost               Value                 Cost              Value
                                                                ---------           --------             ---------         ---------

Within 1 year ......................................             $32,587             $32,719                --                  --
After 1 but within 5 years .........................              20,443              20,590             $35,581             $35,842
After 5 but within 10 years ........................               4,190               4,205               9,522               9,553
After 10 years .....................................               6,156               6,105               5,856               5,894
Equity securities ..................................                --                  --                 3,912               3,963
                                                                 -------             -------             -------             -------

                                                                 $63,376             $63,619             $54,871             $55,252
                                                                 =======             =======             =======             =======

         Proceeds from the sale of securities available for sale totaled $38,349,000, $2,484,000, and $305,000 during the years ended december 31, 1996,
1995 and 1994, respectively. Gains of $452,000 and $16,000 were realized in 1996 and 1995, respectively, and losses of $217,000, $1,000 and $5,000 were realized in 1996, 1995 and 1994, respectively.

         Proceeds from the sale of securities held to maturity (scheduled to mature within 3 months) totaled $6,008,000 during the year ended december 31, 1996. Gains of $7,000 were realized in 1996.

         Securities with carrying amounts of $26.1 Million and $11.1 Million at December 31, 1996 and 1995, respectively, were pledged for public deposits, securities sold under repurchase agreements and other purposes required by law.

5.  LOANS

The composition of the loan portfolio is summarized as follows:  (in thousands)
                                                                                             --------------------------------------
                                                                                                          December 31,
                                                                                             --------------------------------------
                                                                                                 1996                       1995
                                                                                             -------------              ------------

Commercial and financial .................................................                     $ 51,908                     $ 42,106
Real Estate
   Residential ...........................................................                      178,556                      164,140
   Commercial ............................................................                      112,233                       96,910
   Construction ..........................................................                        3,414                        1,484
   Available for sale ....................................................                        1,195                        1,106
Installment ..............................................................                        4,487                        5,363
Lease financing ..........................................................                         --                             55
                                                                                               --------                     --------
                                                                                                351,793                      311,164
Allowance for loan losses ................................................                        3,653                        3,647
                                                                                               --------                     --------

NET LOANS ................................................................                     $348,140                     $307,517
                                                                                       ========                     ========





Nonperforming loans include loans which are accounted for on a nonaccrual basis and troubled debt restructurings.  Nonperforming loans are as follows: (in thousands)

                                                                                -------------------------------------------------
                                                                                               D e c e m b e r 31,
                                                                                -------------------------------------------------
                                                                                     1996                1995              1994
                                                                                ------------        -------------      ------------

Nonaccrual loans

   Commercial and financial .........................................               $  820               $  621               $3,159
   Residential real estate ..........................................                1,078                1,646                2,430
   Commercial real estate ...........................................                  173                  235                  588
   Installment ......................................................                   13                    9                 --
                                                                                    ------               ------               ------

                                                                                    $2,084               $2,511               $6,177
                                                                                    ======               ======               ======

Troubled debt restructurings

   Commercial and financial .........................................               $  725               $1,000               $  277
   Commercial real estate ...........................................                 --                    465                  245
                                                                                    ------               ------               ------

                                                                                    $  725               $1,465               $  522
                                                                                    ======               ======               ======

Interest  income  that would have been
  recorded during the year on nonaccrual
  loans outstanding at year-end in
  accordance with original terms ....................................               $  242               $  254               $  669

Interest income included in net income
   during the year on nonaccrual loans
   outstanding at year-end ..........................................               $  124               $  114               $  398


         Nonaccrual loans acquired in a 1991 transaction, with an estimated fair value of $452,000, and $1,060,000 at December 31, 1995 and 1994, respectively, are not included in the preceding table. At the acquisition date, these loans were not performing according to their original terms and were discounted from a face value of $978,000 and $2,773,000, respectively. There were no such loans at December 31, 1996.

         Loans on which interest is accruing and included in income, but which were contractually past due 90 days or more as to principal or interest payments amounted to $25,000 at December 31, 1996. There were no such loans at December 31, 1994 and 1995.

         Officers and directors of the Company and their affiliated companies are customers and are engaged in transactions with the Company in the ordinary course of business on substantially the same terms as those prevailing with other borrowers and suppliers.

         The following  table  summarizes  activity with respect to these loans:
(in thousands)

                                                        ---------------------------------
                                                             Years Ended December 31,
                                                        ---------------------------------
                                                          1996                   1995
                                                        ----------             ----------

             Balance at beginning of year                  $2,938                 $3,503
             Additions                                        268                    339
             Reductions                                      (421)                  (904)
                                                        ----------             ----------

             Balance at end of year                        $2,785                 $2,938
                                                        ==========             ==========

6.  ALLOWANCE FOR LOAN LOSSES

The Company's recorded investment in impaired loans is as follows:

                                                                      ----------------------------------------------------------
                                                                                                December 31,
                                                                      ----------------------------------------------------------
                                                                                   1996                            1995
                                                                       -------------------------       --------------------------
                                                                                           RELATED                         Related
                                                                                          ALLOWANCE                       Allowance
                                                                                          FOR LOAN                         for Loan
                                                                         INVESTMENT         LOSSES         Investment       Losses
                                                                         ----------       ---------        ----------     ---------

Impaired loans

   With a related allowance for loan losses
      Commercial and Financial .................................           $1,559           $  361           $  455           $  232
      Commercial real estate ...................................              173               26            1,834               68

   Without a related allowance for loan losses
      Commercial and Financial .................................               50             --                 18             --
                                                                           ------           ------           ------           ------
                                                                           $1,782           $  387           $2,307           $  300
                                                                           ======           ======           ======           ======

-----------------------------------------------------------------------------------------------------------------------------------
All the above loans were measured  based on the fair value of collateral  except for one Commercial and Financial loan in 1996 with a $558,000 loan balance and a
$279,000  related  allowance  which  was  measured  using the  present  value of expected cash flows.


The following table sets forth certain information about impaired loans:
(in thousands)
                                                    ------------------------
                                                    Years Ended December 31,
                                                    ------------------------
                                                       1996          1995
                                                    -----------    ----------


Average recorded investment                             $2,112        $2,485
                                                    ===========    ==========

Interest income recognized during
   time period that loans were impaired:
     Recognized using cash-basis method
          of accounting                                   $126          $141
     Recognized by other methods                             -            -
                                                    -----------    ----------
                                                          $126          $141
                                                    ===========    ==========

         Changes in the allowance for loan losses are summarized as follows: (in thousands)
                                                    ------------------------
                                                    Years Ended December 31,
                                                    ------------------------
                                                  1996        1995        1994
                                                  ----        ----        -----

Balance at beginning of year ...............    $ 3,647     $ 3,839     $ 3,905
Additions (deductions)
     Provision charged to operations .......        700       1,200         944
     Recoveries on loans previously
          charged off ......................        208         118         114
     Loans charged off .....................       (902)     (1,510)     (1,124)
                                                -------     -------     -------
Balance at end of year .....................    $ 3,653     $ 3,647     $ 3,839
                                                =======     =======     =======

For years ended December 31, 1996, 1995 and 1994, the provisions charged to expense for federal income tax purposes amounted to approximately $694,000, $1,392,000, and $1,010,000, respectively.

7.  PREMISES AND EQUIPMENT, NET

Premises and equipment are summarized as follows:  (in thousands)

                                                         -----------------------
                                                                  December 31,
                                                          ----------------------
                                                           1996            1995
                                                         --------         ------

Land ...........................................         $   743         $   743
Buildings ......................................           1,062           1,062
Furniture, fixtures and equipment ..............           3,817           3,864
Leasehold improvements .........................           4,954           4,715
                                                         -------         -------
                                                          10,576          10,384
Less accumulated depreciation and
     amortization ..............................           5,425           4,874
                                                         -------         -------
                                                         $ 5,151         $ 5,510
                                                         =======         =======

8.  DEPOSITS

Deposits are summarized as follows:  (in thousands)

                                                       -------------------------
                                                               December 31,
                                                       -------------------------
                                                           1996          1995
                                                         --------      ---------

Noninterest bearing demand deposits ..............       $ 76,340       $ 69,213
Interest bearing demand deposits .................        117,461        110,813
Money market deposits ............................         39,815         38,716
Savings deposits .................................         66,778         71,170
Time deposits ....................................        129,619        146,540
                                                         --------       --------
                                                         $430,013       $436,452
                                                         ========       ========

         At december 31, 1996 and 1995, the carrying amounts of certificates of deposit that individually exceed $100,000 amounted to $17,153,000, and
$11,674,000, respectively. Interest expense related to such deposits was approximately $692,000, $568,000, and $312,000 in 1996, 1995, and 1994,
respectively.

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM BORROWINGS

         Securities   sold  under   agreements  to  repurchase   and  short-term
borrowings are summarized as follows: (in thousands)

                                                           --------------------
                                                                December 31,
                                                           --------------------
                                                              1996        1995
                                                             ------      ------

Securities sold under agreements to repurchase .........     $11,050     $ 1,704
Federal funds purchased ................................       5,200       4,200
Advances from the Federal Home Loan
    Bank of New York ...................................        --         5,000
                                                             -------     -------

                                                             $16,250     $10,904
                                                             =======     =======

         The Bank has a $49.1 million line of credit available through its membership in the Federal Home Loan Bank of New York.

10.  LONG-TERM  BORROWINGS

          Long-term borrowings are comprised of two Federal Home Loan Bank (the "FHLB") advances consisting of a $4.0 million advance with a 20-year amortization term, a fixed interest rate of 6.31% and matures in November 1998; and a $6.0 million advance, collateralized by U.S. Treasury securities, that has a fixed interest rate of 5.72% and matures in December 1999. The FHLB has an option to call the $6.0 million advance after December 1998.

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

         Effective August 1, 1994, the Company established a retirement plan for all directors of the Company or the Bank who are not employees of the Company or of any subsidiary or affiliate of the Company. As a part of this Plan, the Company contributes annually to a life insurance policy or annuity contract as follows:

                       YEARS OF SERVICE              AMOUNT CONTRIBUTED
                       ----------------              ------------------
                           6........                      $5,000
                           7........                       6,000
                           8........                       7,000
                           9........                       8,000
                           10.......                       9,000
                           11 or more                     10,000

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


Net pension cost of each plan consist of the following:  (in thousands)

                                                                 Pension Plan            Supplemental Plan        Directors' Plan
                                                             -----------------------   ----------------------    ------------------
                                                             1996     1995     1994     1996   1995    1994     1996    1995   1994
                                                             ----     ----     ----     ----   ----    ----     ----    ----   ----

Service cost of benefits during period ..................    $179     $134     $195      $12    $10     $14    $ 40    $ 39    $ 17

Interest cost on projected benefit
   obligation ...........................................      37       22       14        3      2       1      69      66      26

Actual return on plan assets ............................     (51)     (65)      (5)     --      --      --      --      --      --

Net amortization or deferral ............................      10       39       (7)       1    --        1     147     147      61

                                                            -----    -----    -----    -----   -----   -----   -----   -----   -----
Net pension cost ........................................    $175     $130     $197      $16    $12     $16    $256    $252    $104
                                                            =====    =====    =====    =====   =====   =====   =====   =====   =====


         The following table sets forth the funded status, as of December 31, of the plans and amounts recognized in the Company's Consolidated Balance Sheets and the major assumptions used to determine these amounts: (dollars in thousands)

                                                            Pension Plan            Supplemental Plan           Directors' Plan
                                                       ----------------------     --------------------        --------------------
                                                         1996          1995         1996         1995          1996         1995
                                                       -------       --------     --------     -------       --------     -------

Accumulated benefit obligation,
    Vested .......................................       $  32        $  27         --            --           $ 931         $ 921
    Non-vested ...................................         376          275        $  29         $  19          --            --
                                                         -----        -----        -----         -----         -----         -----
                                                         $ 408        $ 302        $  29         $  19         $ 931         $ 921
                                                         =====        =====        =====         =====         =====         =====

Projected benefit obligation .....................       $ 710        $ 527        $  50         $  38         $ 931         $ 921

Plan assets at fair value ........................         644          488         --            --            --            --
                                                         -----        -----        -----         -----         -----         -----

Projected benefit obligation in
   excess of plan assets .........................          66           39           50            38           931           921

Unrecognized prior service cost ..................           6            7           (8)           (9)         (387)         (535)

Unrecognized net gain/(loss) .....................          77           37            2            (1)          (29)          (30)

Adjustment for additional liability ..............        --           --           --            --             416           565
                                                         -----        -----        -----         -----         -----         -----

Accrued pension cost included in
   the balance sheet .............................       $ 149        $  83        $  44         $  28         $ 931         $ 921
                                                         =====        =====        =====         =====         =====         =====

Major assumptions:

   Discount rate .................................         7.5%         7.5%         7.5%          7.5%          7.5%          7.5%
   Expected rate of increase in future
      compensation ...............................         5.0          5.0          5.0           5.0           N/A           N/A
   Expected long-term rate of return
      on assets ..................................         8.0          8.0          N/A           N/A           N/A           N/A



         The Company has a Capital Investment Plan (the "Plan") which permits employees to make basic contributions up to 4% of base compensation. Additional contributions up to 10% of compensation may be made when coupled with basic contributions. Under the Plan, the Company provides a matching contribution equal to 50% of the basic contribution of each participant. In addition, the Company makes a fixed contribution on behalf of each participant equal to 1% of such participant's base compensation. The Company's contribution to the Plan
amounted  to  $119,000,   $115,000,   and  $98,000  in  1996,   1995  and  1994,
respectively.

12. STOCK OPTION PLAN

          In 1989, the Company adopted a stock option plan covering certain key employees. Under this plan, as amended, a maximum of 283,500 shares of common stock may be granted at fair market value at the date of grant. Options granted expire if not exercised within ten years of date of grant and are exercisable starting one year from the date of grant.

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123. "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees, and encourages, but does not require compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees.

         If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and earnings per share would have been reduced to the pro-forma amounts below for the years ended December 31, 1996 and 1995: (no options were granted in 1995) (in thousands except share data)

                                                     -------------------------
                                                          December 31,
                                                     -------------------------
                                                        1996           1995
                                                     ----------     ----------

Net income:

    As reported ..........................             $6,419         $6,280
    Pro-forma ............................              6,412          6,280

Net income per share:

    As reported ..........................              $2.26          $2.19
    Pro-forma ............................               2.26           2.19

The pro-forma effect of applying FAS 123 is not necessarily indicative of the effect on reported net income for future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 1996: expected volatility, 22.26%; expected lives, 7 years; risk-free interest rate, 6.26%; expected dividend yield, 2.45%.

          A summary of the Plan's status and changes during the years then ended is presented below: (in thousands except share data)

                                                                 ----------------------------------------------------------
                                                                                       December 31,
                                                                 ----------------------------------------------------------
                                                                            1996                           1995
                                                                 ---------------------------    ---------------------------
                                                                                   WEIGHTED-                    Weighted-
                                                                                   AVERAGE                       Average
                                                                                   EXERCISE                      Exercise
                                                                     SHARES          PRICE          Shares        Price
                                                                     ------        --------         ------       --------

Outstanding at January 1 ........................................    67,464         $13.22           67,464       $13.22
Granted .........................................................     8,139          18.81             --           --
                                                                     ------                          ------       ------

Outstanding at December 31 ......................................    75,603          13.82           67,464        13.22
                                                                     ======                          ======       ======

Options exercisable at December 31 ..............................    65,260          13.12           55,406        12.58
                                                                     ======                          ======       ======

Weighted-average fair value of options granted during
     the year ended December 31 (per option) ....................     $5.10                             --

          The following table summarizes information about options outstanding under the Plan at December 31, 1996:


                   OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
--------------------------------------------------------------------        ----------------------------
                                         WEIGHTED-
                                          AVERAGE         WEIGHTED-                           WEIGHTED-
    RANGE OF                             REMAINING        AVERAGE                             AVERAGE
    EXERCISE             NUMBER         CONTRACTUAL       EXERCISE              NUMBER        EXERCISE
     PRICES            OUTSTANDING         LIFE             PRICE            EXERCISABLE       PRICE
------------------    ------------      ------------     ------------        ------------   -------------

     10 - 15               35,701         2.96              10.60                35,701         10.60
     15 - 20               39,900         7.23              16.71                29,559         16.18
                      ------------                                          ------------

                           75,601                                                65,260
                      ============                                          ============



13.  CAPITAL

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and the Bank's classification under the regulatory framework for prompt corrective action, are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and Tier I capital to average assets. Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

      As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.


          The Company's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                                                  Capitalized
                                                                                           For Capital          Prompt Corrective
                                                                      Actual            Adequacy Purposes       Action Provisions
                                                                 ---------------        --------------------     ----------------
                                                                 Amount    Ratio        Amount      Ratio        Amount     Ratio
                                                                 ------    -----        ------      -----        ------     -----

As of December 31, 1996:
   Total Capital (to Risk Weighted Assets):
      The Company ........................................      $46,720    14.42%      $25,918      8.00%          N/A      N/A
      The Bank ...........................................       45,391    14.07        25,813      8.00       $32,266     10.00%
   Tier 1 Capital ( to Risk Weighted Assets):
      The Company ........................................       43,067    13.29        12,959      4.00           N/A      N/A
      The Bank ...........................................       41,738    12.94        12,906      4.00        19,359      6.00
   Tier 1 Capital (to Average Assets):
      The Company ........................................       43,067     8.66        14,925      3.00           N/A      N/A
      The Bank ...........................................       41,738     8.39        14,925      3.00        24,875      5.00

As of December 31, 1995:
   Total Capital (to Risk Weighted Assets):
      The Company ........................................      $41,963    14.41%      $23,304      8.00%          N/A      N/A
      The Bank ...........................................       41,952    14.40        23,304      8.00       $29,130     10.00%
   Tier 1 Capital ( to Risk Weighted Assets):
      The Company ........................................       38,322    13.16        11,652      4.00           N/A      N/A
      The Bank ...........................................       38,311    13.15        11,652      4.00        17,478      6.00
   Tier 1 Capital (to Average Assets):
      The Company ........................................       38,322     7.98        14,409      3.00           N/A      N/A
      The Bank ...........................................       38,311     7.98        14,409      3.00        24,014      5.00




14.  OTHER NONINTEREST EXPENSES

Expenses included in other noninterest expenses which exceed one percent of the aggregate of total interest income and noninterest income in 1996, 1995 and 1994 are as follows: (in thousands)


                                                                  1996           1995          1994
                                                                 ------         ------        ------

Professional fees                                                $1,117         $1,321        $1,254
Amortization of premiums in
     connection with acquisitions                                   444            444           403
Directors' fees, travel and retirement                              553            536           399



15. INCOME TAXES

Income tax expense for the years ended December 31, is summarized as follows:
 (in thousands)



                                              1996         1995           1994
                                            -------      -------         ------

Federal:  current ...................       $2,955       $ 3,168        $ 2,913
          deferred ..................          154          (122)           (62)

State:
          current ...................          339           259            225
          deferred ..................            8           (12)           (14)
                                            ------       -------        -------

                                            $3,456       $ 3,293        $ 3,062
                                            ======       =======        =======

          The effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities as of December 31, are as follows: (in thousands)



                                                                                                       1996             1995
                                                                                                     --------          -----

Deferred tax assets

     Excess of book over tax allowance for loan losses .................................             $  958           $  752
     Excess of book over tax depreciation ..............................................                264              201
     Accrued lawsuit settlement not reflected
         on tax return .................................................................               --                 81
     Loan origination fees .............................................................               --                192
     Excess of book over tax provision for
         benefit plan expense ..........................................................                408              259
     Core deposit premium ..............................................................                105             --
     Unrealized loss on other assets ...................................................                 10              183
     Other .............................................................................               --                126
                                                                                                     ------           ------
         Total deferred tax assets .....................................................              1,745            1,794
                                                                                                     ------           ------

Deferred tax liabilities

     Unrealized gains - securities available for sale ..................................                151              356
     Loan origination fees .............................................................                 34             --
     Other .............................................................................                 79             --
                                                                                                     ------           ------
         Total deferred tax liabilities ................................................                264              356
                                                                                                     ------           ------

         Net deferred tax assets .......................................................             $1,481           $1,438
                                                                                                     ======           ======


          Net deferred tax assets are included in other assets on the consolidated balance sheet. It is more likely than not that deferred tax assets of $1.5 million will be principally realized through carryback to taxable income in prior years and future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income and tax planning strategies.

          The provision for income taxes differs from the expected statutory provision as follows:


                                                                       December 31,
                                                                   --------------------
                                                                   1996    1995    1994
                                                                   ----    ----    ----


Expected provision at statutory rate ...........................    34%     34%     34%

Difference resulting from:

    State income tax, net of federal benefit ...................     2       1       2
    Interest income exempt from federal taxes ..................    (1)     (1)     (1)
                                                                   ---     ---     ---
                                                                    35%     34%     35%
                                                                   ===     ===     ===


16.  PREFERRED  STOCK

          On September 15, 1995, the Company exercised its right to redeem all of its preferred stock, not held as Treasury Stock, at $50 per share. At the same time the Company elected to cancel these shares together with the shares held as Treasury Stock. The cancellation included all of the 100,000 shares issued in 1987.

17.  PARENT COMPANY INFORMATION (in thousands)


                                                                                                            December 31,
                                                                                                     -------------------------
                                                                                                       1996            1995
                                                                                                     ---------       ---------

CONDENSED BALANCE SHEETS
Assets

   Cash ..............................................................................               $      6        $    10
   Securities available for sale .....................................................                  1,375           --
   Investment in subsidiaries
     Bank ............................................................................                 43,001         40,231
     Other ...........................................................................                    142            142
   Dividends receivable ..............................................................                    525            485
   Other assets ......................................................................                    (21)          --
                                                                                                     --------        -------

      Total assets ...................................................................               $ 45,028        $40,868
                                                                                                     ========        =======

Liabilities

   Dividends payable .................................................................               $    525        $   485
   Other liabilities .................................................................                    142            142
                                                                                                     --------        -------
                                                                                                          667            627
                                                                                                     --------        -------

Stockholders' equity

   Common stock ......................................................................                  4,733          4,495
   Surplus ...........................................................................                 14,931         12,110
   Retained earnings .................................................................                 24,429         22,990
   Unrealized gain - securities available for sale,
     net of taxes ....................................................................                    268            646
                                                                                                     --------        -------

                                                                                                       44,361         40,241
                                                                                                     --------        -------

      Total liabilities and stockholders' equity .....................................               $ 45,028        $40,868
                                                                                                     ========        =======



                                                                                                    -------------------------------
                                                                                                       Years Ended December 31,
                                                                                                   ---------------------------------
CONDENSED STATEMENTS OF INCOME ...............................................................         1996         1995        1994
                                                                                                   --------      -------     -------

Dividends from subsidiary bank ...............................................................     $  3,400      $ 3,627     $ 1,999
Management fees ..............................................................................           45           44         120
                                                                                                   --------      -------     -------

      Total revenues .........................................................................        3,445        3,671       2,119
                                                                                                   --------      -------     -------

Operating expenses ...........................................................................          206          142         133
                                                                                                   --------      -------     -------


Income before equity in undistributed
   earnings of subsidiaries                                                                           3,239        3,529       1,986
Equity in undistributed earnings of subsidiaries .............................................        3,180        2,751       3,650
                                                                                                   --------      -------     -------

      Net income .............................................................................     $  6,419      $ 6,280     $ 5,636
                                                                                                   ========      =======     =======




                                                                                  -----------------------------------------
                                                                                            Years Ended December 31,
                                                                                  -----------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                                   1996           1995        1994
                                                                                  ---------      ---------     --------

Cash flows from operating activities:
   Net income ..........................................................            $ 6,419      $ 6,280      $ 5,636
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities
      (Increase)/decrease  in other assets .............................                (39)          97            1
      Increase in dividends payable ....................................                 40           13         --
      (Decrease)/increase in other liabilities .........................               --            (12)          12
   Equity in undistributed income of subsidiaries ......................             (3,180)      (2,751)      (3,650)
                                                                                    -------      -------      -------

      Net cash provided by operating activities ........................              3,240        3,627        1,999
                                                                                    -------      -------      -------

Cash flows from investing activities:
   Purchase of available for sale securities ...........................             (1,323)        --           --
                                                                                    -------      -------      -------

Cash flows from financing activities:
   Cash dividends paid .................................................             (2,077)      (2,027)      (1,999)
   Treasury stock ......................................................               --         (1,600)        --
   Proceeds from issuance of common stock ..............................                156         --           --
                                                                                    -------      -------      -------

      Net cash used in financing activities ............................             (1,921)      (3,627)      (1,999)
                                                                                    -------      -------      -------

Net decrease in cash ...................................................                 (4)        --           --
Cash at beginning of year ..............................................                 10           10           10
                                                                                    -------      -------      -------
Cash at end of year ....................................................            $     6      $    10      $    10
                                                                                    =======      =======      =======


18.  RESTRICTIONS OF SUBSIDIARY BANK DIVIDENDS

          Under New Jersey state law, the Bank may declare a dividend only if, after payment thereof, its capital would be unimpaired and its remaining surplus would equal 50 percent of its capital. At December 31, 1996, undistributed net assets of the Bank were $43,001,000 of which $38,683,000 was available for the payment of dividends. In addition, payment of dividends is limited by the requirement to meet the capital guidelines issued by the Board of Governors of the Federal Reserve System.

19.  COMMITMENTS  AND CONTINGENT  LIABILITIES

          The Company has outstanding commitments and contingent liabilities including agreements to extend credit which arise in the normal course of business and which are not shown in the accompanying financial statements.

          Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They are issued primarily to support performance bonds. Both arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the normal credit policies of the Company.

          A summary of commitments to extend credit at December 31, are summarized as follows: (in thousands)

                                                          1996        1995
                                                        -------      ------

           CREDIT CARD LOANS                            $  6,631    $  6,985
           HOME EQUITY LOANS                              43,204      41,089
           OTHER LOANS                                    38,041      21,444
           STANDBY LETTERS OF CREDIT                         444       1,258
                                                       ---------     -------
                                                         $88,320     $70,776
                                                       =========     =======

          The minimum annual rental under non-cancelable operating leases for premises and equipment, exclusive of payments for maintenance, insurance and taxes, is summarized as follows: (in thousands)

                           1997                                 $   868
                           1998                                     818
                           1999                                     714
                           2000                                     558
                           2001                                     346
                           THEREAFTER                               822
                                                                 -------

                           TOTAL MINIMUM LEASE PAYMENTS          $4,126
                                                                 =======

         Rent expense for all leases amounted to approximately $1,024,000, $985,000 and $884,000 in 1996, 1995, and 1994, respectively.

          In 1996, the Company leased certain real estate from two companies (three companies in 1995 and 1994) affiliated with directors of the company. Rental expense associated with such leases was $143,000, $157,000 and $167,000 for the years ended december 31, 1996, 1995, and 1994, respectively. The aggregate minimum rental commitments through 2003 under these leases was approximately $708,000 at december 31, 1996. A director of the Company also provided legal services through his affiliated firm. Fees paid for these services amounted to approximately $375,000, $323,000 and $427,000 in 1996, 1995, and 1994, respectively.

          Interchange   State  Bank's  (the  "bank"),  a  wholly  owned
subsidiary of the Company was a party to a lawsuit commenced in April 1989 (Great American Mortgage Corp., Et al, v. Robert Utter, et al.), filed in the Superior Court of New Jersey alleging that the Bank was statutorily liable for having paid checks which bore irregular endorsements. Various other legal proceedings related to the foregoing were also instituted and, in those actions, the Bank pursued various parties whom the Bank alleged were liable to it. On August 2, 1996, the Bank paid $120,000 plus prejudgment interest to resolve the final matter pertaining to these occurrences. The remainder of a reserve, which was established in 1992, was sufficient to cover this amount. All legal proceedings related to these occurrences, involving the potential liability of the Bank, have now been resolved.

          The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

20.  QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                    FIRST              SECOND              THIRD             FOURTH
                        1996                                       QUARTER            QUARTER             QUARTER            QUARTER
------------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME ........................................             $9,207             $9,232             $9,262             $9,583
INTEREST EXPENSE .......................................              3,748              3,645              3,577              3,629
NET INTEREST INCOME ....................................              5,459              5,587              5,685              5,954
PROVISION FOR LOAN LOSSES ..............................                250                150                150                150
NET GAIN ON SALE OF SECURITIES .........................                235               --                 --                    7
INCOME BEFORE INCOME TAXES .............................              2,480              2,274              1,982              3,139
NET INCOME .............................................              1,612              1,478              1,288              2,041

NET INCOME PER COMMON SHARE ............................               0.57              0.52               0.45               0.72

------------------------------------------------------------------------------------------------------------------------------------
                                                                      First             Second              Third            Fourth
                        1995                                         Quarter            Quarter            Quarter           Quarter
------------------------------------------------------------------------------------------------------------------------------------

Interest income ........................................             $9,094             $9,250             $9,347             $9,304
Interest expense .......................................              3,625              3,827              3,843              3,855
Net interest income ....................................              5,469              5,423              5,504              5,449
Provision for loan losses ..............................                225                375                225                375
Net gain on sale of securities .........................               --                   15               --                 --
Income before income taxes .............................              2,161              2,320              2,177              2,915
Net income .............................................              1,405              1,565              1,415              1,895

Net income per common share ............................               0.49               0.54               0.49               0.67


21.   FAIR VALUE OF FINANCIAL INSTRUMENTS (in thousands)

          Fair value estimates of the Company's financial instruments are made at a particular point in time, based on relevant market information and information about the financial instrument. Fair values are most commonly derived from quoted market prices. In the event market prices are not available, fair value is determined using the present value of anticipated future cash flows. This method is sensitive to the various assumptions and estimates used and the resulting fair value estimates may be significantly affected by minor variations in those assumptions or estimates. In that regard, it is likely that amounts different from the fair value estimates would be realized by the Company in immediate settlement of the financial instruments.


                                                                 ---------------------------------------------------------
                                                                                     December 31,
                                                                 ---------------------------------------------------------
                                                                            1996                               1995
                                                                 -----------------------------      ----------------------
                                                                  CARRYING          FAIR             Carrying        Fair
                                                                   AMOUNT           VALUE             Amount        Value
                                                                 ---------       ---------          --------    ---------

Financial assets:
  Cash and cash equivalents ............................           $ 24,322      $ 24,322           $ 25,151      $ 25,151
  Securities held to maturity ..........................             63,376        63,319             74,688        75,611
  Securities available for sale ........................             55,252        55,252             67,545        67,545
  Loans, net ...........................................            348,140       350,702            307,517       313,097
                                                                   --------      --------           --------      --------
                                                                   $491,090      $493,595           $474,901      $481,404
                                                                   ========      ========           ========      ========


Financial liabilities:
  Deposits .............................................           $430,013      $430,229           $436,452      $436,699
  Short-term borrowings ................................             16,250        16,250             10,904        10,904
  Long-term borrowings .................................              9,983         9,981               --            --
                                                                   --------      --------           --------      --------
                                                                   $456,246      $456,460           $447,356      $447,603
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

LOANS

          The loan portfolio is segregated into various categories for purposes of estimating fair value. Certain homogenous loan categories have been valued on a pool basis using quoted market prices for similar loans sold. The fair values of certain loans that reprice frequently and have no significant change in credit risk is assumed to equal their carrying values. The fair value of other types of loans is estimated by discounting the future cash flows using interest rates that are currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of nonperforming loans is estimated using methods employed by management in evaluating the allowance for loan losses.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

          The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At December 31, 1996 and 1995, the estimated fair values of these off-balance-sheet financial instruments were immaterial.