Form 10-Q
period 1997-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1997-05-15
CIK 755933

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      MARCH 31,        December 31,
                                                                                        1997              1996
                                                                                   -------------       -----------


 ASSETS
 Cash and due from banks ....................................................         $ 27,555             $ 24,322
 Federal funds sold .........................................................           13,900                 --
                                                                                      --------             --------

 Total cash and cash equivalents ............................................           41,455               24,322
                                                                                      --------             --------

 Investment securities at amortized cost  (approximate
      market value of $46,383 and $63,619) ..................................           46,574               63,376
                                                                                      --------             --------
 Securities available for sale at estimated  market value
      (amortized cost of $56,578 and $54,871) ...............................           56,606               55,252
                                                                                      --------             --------

 Loans ......................................................................          356,650              351,793
 Less:  Allowance for loan losses ...........................................            3,965                3,653
                                                                                      --------             --------
 Net loans ..................................................................          352,685              348,140
                                                                                      --------             --------

 Premises and equipment, net ................................................            5,504                5,151
 Foreclosed real estate .....................................................              282                  610
 Accrued interest receivable and other assets ...............................            7,870                7,838
                                                                                      --------             --------

 TOTAL ASSETS ...............................................................         $510,976             $504,689
                                                                                      ========             ========

 LIABILITIES

 Deposits

      Noninterest bearing ...................................................         $ 77,428             $ 76,340
      Interest bearing ......................................................          360,710              353,673
                                                                                      --------             --------

 Total deposits .............................................................          438,138              430,013

 Securities sold under agreements to repurchase .............................           11,700               11,050
 Short-term borrowings ......................................................             --                  5,200
 Accrued interest payable and other liabilities .............................            5,418                4,082
 Long-term borrowings. ......................................................            9,958                9,983
                                                                                      --------             --------

 TOTAL LIABILITIES ..........................................................          465,214              460,328
                                                                                      --------             --------

 COMMITMENTS AND CONTINGENT LIABILITIES

 STOCKHOLDERS' EQUITY

 Common stock ...............................................................            4,762                4,733
 Capital surplus ............................................................           15,233               14,931
 Retained earnings ..........................................................           25,908               24,429
 Unrealized gain - securities available for sale, net of taxes ..............               22                  268
                                                                                      --------             --------
                                                                                        45,925               44,361
  Less:  Treasury Stock (5,422 common shares) ...............................              163                 --
                                                                                      --------             --------
      Total stockholders' equity ............................................           45,762               44,361
                                                                                      --------             --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................         $510,976             $504,689
                                                                                      ========             ========


--------------------------------------------------------------------------------
See notes to consolidated financial statements

                INTERCHANGE FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                                Three months ended
                                                                                    March 31,
                                                                               --------------------
                                                                               1997           1996
                                                                               ----           ----
INTEREST INCOME
Interest and fees on loans ..........................................         $7,812          $7,066
Interest on federal funds sold ......................................             34             228
Interest and dividends on securities
      Taxable interest income .......................................          1,702           1,861
      Interest income exempt from federal income taxes ..............             15              14
      Dividends .....................................................             53              38
                                                                              ------          ------

TOTAL INTEREST INCOME ...............................................          9,616           9,207
                                                                              ------          ------

INTEREST EXPENSE
Interest on deposits ................................................          3,292           3,598
Interest on short-term borrowings ...................................            197             150
Interest on long-term borrowings ....................................            149            --
                                                                              ------          ------

TOTAL INTEREST EXPENSE ..............................................          3,638           3,748
                                                                              ------          ------

NET INTEREST INCOME .................................................          5,978           5,459
Provision for loan losses ...........................................            610             250
                                                                              ------          ------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ....................................................          5,368           5,209
                                                                              ------          ------

NONINTEREST INCOME
Service fees on deposit accounts ....................................            428             369
Net gain on sale of loans ...........................................          1,067            --
Net gain on sale of securities available for sale ...................           --               235
Accretion of discount in connection with acquisition ................           --               190
Other ...............................................................            212             426
                                                                              ------          ------

TOTAL NONINTEREST INCOME ............................................          1,707           1,220
                                                                              ------          ------

NONINTEREST EXPENSES
Salaries and benefits ...............................................          2,011           1,902
Net occupancy .......................................................            486             545
Furniture and equipment .............................................            168             178
Advertising and promotion ...........................................            152             158
Other ...............................................................          1,098           1,166
                                                                              ------          ------

TOTAL NONINTEREST EXPENSES ..........................................          3,915           3,949
                                                                              ------          ------

Income before  income taxes .........................................          3,160           2,480

Income taxes ........................................................          1,106             868
                                                                              ------          ------

NET INCOME ..........................................................         $2,054          $1,612
                                                                              ======          ======

NET INCOME PER COMMON SHARE .........................................         $ 0.48          $ 0.38
                                                                              ======          ======

--------------------------------------------------------------------------------
See notes to consolidated financial statements

                             INTERCHANGE STATE BANK
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                  Unrealized
                                                                                                  Gain/(Loss)
                                                                                                      on
                                                                                                   Securities
                                                               Common     Capital     Retained     Available    Treasury
                                                                Stock     Surplus     Earnings     for Sale      Stock      Total
                                                                -----     -------     --------     --------      -----      -----


Balance at January 1, 1996 ...............................     $4,495     $12,110     $22,990       $ 646    $   --       $40,241

Net income ...............................................                              1,612                               1,612
Dividends on common stock at $0.117 per share (1) ........                               (500)                               (500)
5% common stock dividend .................................        225       2,678      (2,903)                                 --
Issued 7,498 shares of common stock in connection
    with incentive plan ..................................         13         148                                             161
Increase in market valuation-securities available for
    sale, net of taxes ...................................                                             63                      63
                                                             --------    --------    --------     --------   ---------    --------
Balance at March 31, 1996 ................................      4,733      14,936      21,199         709        --        41,577

Net Income ...............................................                              4,807                               4,807
Dividends on common stock at $0.487 per share (1) ........                             (1,577)                             (1,577)
Fractional shares of 5% common stock dividend ............                     (5)                                             (5)
Decrease in market valuation-securities available for
    sale, net of taxes ...................................                                           (441)                   (441)
                                                             --------    --------    --------     --------   ---------    --------
Balance at December 31, 1996 .............................      4,733      14,931      24,429         268        --        44,361

Net income ...............................................                              2,054                               2,054
Dividends on common stock at $0.135 per share (1) ........                               (575)                               (575)
Issued 5,701 shares of common stock in connection
    with incentive plans .................................          9         159                                             168
Exercise of 12,086 option shares .........................         20         143                                             163
Retirement of 5,422 shares in exchange for option shares .                                                       (163)       (163)
Decrease in market valuation - securities available
    for sale, net of taxes ...............................                                           (246)                   (246)
                                                             --------    --------    --------     --------   ---------    --------

Balance at March 31, 1997 ................................     $4,762     $15,233     $25,908        $ 22      $ (163)    $45,762
                                                             ========    ========    ========     ========   =========    ========
--------------------------------------------------------------------------------
(1)  Adjusted for the effects of the 3 for 2 stock split to be issued on April 17, 1997 to shareholders of record on March 20, 1997.

See notes to consolidated financial statements.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                                                         For the Three Months Ended
                                                                                                         --------------------------
                                                                                                                   March 31,
                                                                                                         --------------------------
                                                                                                            1997              1996
                                                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................................         $  2,054          $  1,612
Non-cash items included in earnings
     Depreciation and amortization of fixed assets .............................................              227               254
     Amortization of securities premiums .......................................................              202               285
     Accretion of securities discounts .........................................................              (17)              (12)
     Amortization of premiums in connection with acquisition ...................................              111               111
     Accretion of discount in connection with acquisition ......................................             --                (190)
     Provision for loan losses .................................................................              610               250
     Net gain on sale of securities available for sale .........................................             --                (235)
     Net gain on sale of  loans ................................................................           (1,067)             --
     Net gain on sale of foreclosed real estate ................................................               (3)              (17)
     Decrease in carrying value of loans available for sale ....................................               26                23
(Increase) decrease in operating assets
     Net origination of loans available for sale ...............................................                6              (119)
     Accrued interest receivable ...............................................................              364               408
     Other .....................................................................................             (367)              374
Increase in operating liabilities
     Accrued interest payable ..................................................................               67               107
     Other .....................................................................................            1,269               592
                                                                                                         --------          --------
CASH PROVIDED BY OPERATING ACTIVITIES ..........................................................            3,482             3,443
                                                                                                         --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for)
     Net (originations) repayment of loans .....................................................          (10,065)           (4,378)
     Purchase of loans .........................................................................             --                (870)
     Sale of loans .............................................................................            5,945              --
     Purchase of securities available for sale .................................................           (1,985)           (8,087)
     Maturities of securities available for sale ...............................................              221               195
     Sale of securities available for sale .....................................................             --              38,349
     Sale of foreclosed real estate ............................................................              329                78
     Purchase of investment securities .........................................................             --              (4,563)
     Maturities of investment securities .......................................................           16,672             6,000
     Net payments on foreclosed real estate ....................................................                2                 7
     Purchase of fixed assets ..................................................................             (624)             (135)
     Sale of fixed assets ......................................................................               13              --
                                                                                                         --------          --------
CASH PROVIDED BY INVESTING ACTIVITIES ..........................................................           10,508            26,596
                                                                                                         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments for)
     Deposits more (less) than withdrawals .....................................................            8,125            (3,214)
     Securities sold under agreements to repurchase ............................................            1,650             5,778
     Other borrowings ..........................................................................           (5,225)           (4,200)
     Retirement of securities sold under agreement to repurchase ...............................           (1,000)           (1,250)
     Dividends .................................................................................             (575)             (500)
     Common stock issued .......................................................................              168               161
     Exercise of option shares .................................................................              163              --
     Treasury stock ............................................................................             (163)             --
                                                                                                         --------          --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...............................................            3,143            (3,225)
                                                                                                         --------          --------
INCREASE IN CASH AND CASH EQUIVALENTS ..........................................................           17,133            26,814
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................................................           24,322            25,151
                                                                                                         --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................................         $ 41,455          $ 51,965
                                                                                                         ========          ========
Supplemental disclosure of cash flow information:
     Cash paid for:
          Interest .............................................................................         $  3,571          $  3,641
          Income taxes .........................................................................              110               208

Supplemental disclosure of non-cash investing activities:
          Loans transferred to foreclosed real estate ..........................................         $   --            $    179
          Decrease (increase) - market valuation of securities available for sale ..............              353              (102)
          Amortization of valuation allowance-securities transferred from
             available to sale to held to maturity ..............................................               2                 4
--------------------------------------------------------------------------------
See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

1.   FINANCIAL STATEMENTS

          The consolidated financial statements should be read in conjunction with the financial statements and schedules as presented in the Annual Report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1996.

          Consolidated financial data for the three months ended March 31, 1997 and 1996, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

2.  LEGAL PROCEEDINGS

          The Company is a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1997 and 1996, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

RESULTS OF OPERATIONS

         EARNINGS SUMMARY

          For the first quarter of 1997, the Company reported net income of $2.1 million or $0.48 per share, as compared with $1.6 million or $0.38 per share for the comparable 1996 period, an increase of $442 thousand or $0.10 per share. The growth in earnings was a product of a strong net interest margin that had a positive influence on net interest income and increased noninterest income.

          Net interest income increased $519 thousand or 9.5% largely because of a $16.5 million increase in interest earning assets and an improved net interest margin. The greatest growth in interest earning assets occurred in loans; specifically commercial loans which generally carry higher yields. For the first quarter of 1997, loans on average increased $42.5 million or 13.7% as compared to the same period a year ago. The loan growth was internally generated. Such assets were funded mostly with demand and savings deposits which typically carry lower yields, thereby having a positive effect on the net interest margin. The net interest margin for the first quarter 1997 was 5.11% as compared to 4.84% for the prior year.

          Noninterest income increased $487 or 39.9% for the first quarter of 1997, as compared to the same period in 1996. The increase was the result of a $1.1 million gain from the sale of two commercial mortgage loans with a book value of $4.8 million. These loans were part of a commercial loan package acquired in 1994 at a discount. The sale was consummated based upon management's assessment of the risk associated with such loans as they neared their maturity. However, the benefit resulting from the gain was partly offset by $621 thousand in gains and discount accretion that was realized in the first quarter of 1996 and did not reoccur in 1997. The gain was also partly offset by an increase in the provision for loan losses described below.

         NONPERFORMING ASSETS

          Nonperforming assets, consisting of nonaccrual loans, restructured loans and foreclosed real estate, decreased $2.9 million from $5.8 million at March 31, 1996, to $2.9 million at March 31, 1997. The decrease in nonperforming assets is partly attributable to the sale of $1.4 million in nonperforming loans in the third quarter of 1996. During the past 12 months, $1.1 million of real estate owned was sold and further contributed to the decrease. For the first quarter 1997, nonperforming assets decreased $529 thousand from $3.4 million for the quarter ended December 31, 1996. The ratio of nonperforming assets to total loans and foreclosed real estate decreased from 1.8% at March 31, 1996, to .8% at March 31, 1997. The ratio at March 31, 1997, decreased by .2% as compared to 1.0% at December 31, 1996.

         PROVISION FOR LOAN LOSSES AND LOAN LOSS EXPERIENCE

          The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio. In its evaluation of the adequacy of the allowance for loan losses, management considers past loan loss experience, changes in the composition of performing and nonperforming loans, the condition of borrowers facing financial pressure, the relationship of the current level of the allowance to the credit portfolio and to nonperforming loans and existing economic conditions. However, the process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

          The allowance for loan losses was $4.0 million at March 31, 1997, and $3.7 million at December 31, 1996, representing 143.7% and 130.0% of nonperforming loans at those dates, respectively. In the first quarter of 1997, the Bank's provision for loan losses was $610 thousand, an increase of $360 thousand from the same period a year ago. The increase in the provision for loan losses was necessitated based upon certain changes in the characteristics of the Bank's loan portfolio. The Bank's lending focus and growth continue to be largely in its commercial and commercial mortgage loan portfolio. As a result, the Bank has modified its method of computing the allowance for loan losses to capture the potential increase in inherent credit risk associated with the increased concentration in commercial and commercial mortgage loans.


SECURITIES

          Investment securities and securities available for sale consist of the following: (in thousands)



                                                                                                March 31, 1997
                                                                            ------------------------------------------------------
                                                                                              Gross            Gross
                                                                             Amortized     Unrealized       Unrealized      Market
                                                                               Cost           Gains          Losses          Value
                                                                               ----           -----          ------          -----

INVESTMENT SECURITIES
      OBLIGATIONS OF U.S. TREASURY .................................        $ 30,396           $  46           $  17        $ 30,425
      OBLIGATIONS OF U.S. AGENCIES .................................          11,069            --               104          10,965
      OBLIGATIONS OF STATE AND POLITICAL SUBDIVISION ...............             180            --                 9             171
      OTHER DEBT SECURITIES ........................................           4,929            --               107           4,822
                                                                            --------        --------        --------        --------
                                                                              46,574              46             237          46,383
                                                                            --------        --------        --------        --------

SECURITIES AVAILABLE FOR SALE
      OBLIGATIONS OF U.S. TREASURY .................................          33,581             311             444          33,448
      OBLIGATIONS OF U.S. AGENCIES .................................          17,199            --               241          16,958
      OTHER DEBT SECURITIES ........................................           1,886            --                10           1,876
      EQUITY SECURITIES ............................................           3,912             412            --             4,324
                                                                            --------        --------        --------        --------
                                                                              56,578             723             695          56,606
                                                                            --------        --------        --------        --------

           TOTAL SECURITIES ........................................        $103,152           $ 769           $ 932        $102,989
                                                                            ========        ========        ========        ========



                                                                                               December 31, 1996
                                                                            ------------------------------------------------------
                                                                                              Gross            Gross      Estimated
                                                                             Amortized     Unrealized       Unrealized      Market
                                                                               Cost           Gains          Losses          Value
                                                                               ----           -----          ------          -----


Investment securities
      Obligations of U.S. Treasury .................................        $ 43,517           $ 248            --          $ 43,765
      Obligations of U.S. agencies .................................          11,077              74           $  22          11,129
      Obligations of states & political subdivisions ...............           3,581               1               9           3,573
      Other debt securities ........................................           5,201            --                49           5,152
                                                                            --------        --------        --------        --------
                                                                              63,376             323              80          63,619
                                                                            --------        --------        --------        --------
Securities available for sale
      Obligations of U.S. Treasury .................................          31,640             453             246          31,847
      Obligations of U.S. agencies .................................          17,321             124              12          17,433
      Other debt securities ........................................           1,998              11            --             2,009
      Equity securities ............................................           3,912              51            --             3,963
                                                                            --------        --------        --------        --------
                                                                              54,871             639             258          55,252
                                                                            --------        --------        --------        --------

           Total securities ........................................        $118,247           $ 962           $ 338        $118,871
                                                                            ========        ========        ========        ========

At March 31, 1997, the contractual maturities of investment securities and securities available for sale are as follows: (in thousands)

                                                                                                             SECURITIES
                                                                       INVESTMENT SECURITIES              AVAILABLE FOR SALE
                                                                   ---------------------------          ----------------------
                                                                   AMORTIZED           MARKET            AMORTIZED       MARKET
                                                                      COST             VALUE               COST          VALUE
                                                                   ---------------------------          ----------------------

WITHIN 1 YEAR ..........................................            $18,163            $18,193               --            --
AFTER 1 BUT WITHIN 5 YEARS .............................             18,346             18,277            $37,526       $37,358
AFTER 5 BUT WITHIN 10 YEARS ............................              4,182              4,157              7,665         7,515
AFTER 10 YEARS .........................................              5,883              5,756              7,475         7,409
EQUITY SECURITIES ......................................               --                 --                3,912         4,324
                                                                    -------            -------            -------       -------

                        TOTAL ..........................            $46,574            $46,383            $56,578       $56,606
                                                                    =======            =======            =======       =======



CAPITAL ADEQUACY

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                                                   To Be Well
                                                                                                                Capitalized Under
                                                                                           For Capital          Prompt Corrective
                                                                        Actual           Adequacy Purposes      Action Provisions
                                                                   ----------------      -----------------      -----------------
                                                                   Amount     Ratio      Amount      Ratio      Amount    Ratio
                                                                   ------     -----      ------      -----      ------    -----

AS OF MARCH 31, 1997:
       TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
            THE COMPANY .....................................      $48,740     14.76%    $26,411     8.00%          N/A    N/A
            THE BANK ........................................       47,402     14.42      26,304     8.00       $32,880    10.00%
       TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS):
            THE COMPANY .....................................       44,775     13.56      13,205     4.00           N/A    N/A
            THE BANK ........................................       43,437     13.21      13,152     4.00        19,728     6.00
       TIER 1 CAPITAL (TO AVERAGE ASSETS):
            THE COMPANY .....................................       44,775      8.94      15,032     3.00           N/A    N/A
            THE BANK ........................................       43,437      8.69      14,991     3.00        24,985     5.00

As of December 31, 1996:
       Total Capital (to Risk Weighted Assets):
            The Company .....................................      $46,720     14.42%    $25,918     8.00%          N/A    N/A
            The Bank ........................................       45,391     14.07      25,813     8.00       $32,266    10.00%
       Tier 1 Capital (to Risk Weighted Assets):
            The Company .....................................       43,067     13.29      12,959     4.00           N/A    N/A
            The Bank ........................................       41,738     12.94      12,906     4.00        19,359     6.00
       Tier 1 Capital (to Average Assets):
            The Company .....................................       43,067      8.66      14,925     3.00           N/A     N/A
            The Bank ........................................       41,738      8.39      14,925     3.00        24,875     5.00


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

         Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 1997, total deposits amounted to $438.1 million, an increase of $8.1 million or 1.9% from December 31, 1996. The Company continues to supplement the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At March 31, 1997, advances from the FHLB and REPOS amounted to $10.0 million and $11.7 million, respectively, as compared to $15.2 million and $11.1 million, respectively, at December 31, 1996.

         In the first quarter of 1997, loan production continued to be the Company's principal investing activity. Net loans at March 31, 1997 amounted to $352.7 million, compared to $348.1 million at the end of 1996, an increase of $4.6 million or 1.32%.

         The Company's most liquid assets are cash and due from banks and federal funds sold. At March 31, 1997, the total of such assets amounted to $41.5 million or 8.1% of total assets, compared to $24.3 million or 4.8% of total assets at year-end 1996.

         Another    significant    liquidity    source    is    the    Company's
available-for-sale ("AFS") securities. At March 31, 1997, AFS securities amounted to $56.6 million or 54.9% of total securities. compared to $55.3 million or 46.6% of total securities at year-end 1996.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          Reference is made to Form 10-K filed for the year ended December 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are furnished herewith:

                  EXHIBIT NO.
                  10

                    (a) Change in Control Agreement for Anthony Labozzetta dated January 2, 1997

                    (b) Separation Agreement for Robert N. Harris dated January 2, 1997

                  11     Statement Re:  Computation of Per Share Earnings

          (b) Form 8-K filed January 22, 1997 announcing the retirement of Robert N. Harris and the promotion to Senior Vice President and Treasurer of Anthony Labozzetta.






                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCHANGE FINANCIAL SERVICES CORPORATION

by:       /S/ANTHONY LABOZZETTA

         Anthony Labozzetta
         Senior Vice President & Treasurer