Form 10-Q
period 1997-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1997-08-14
CIK 755933

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                       JUNE 30,         December 31,
                                                                                                         1997                1996
                                                                                                       --------           --------
 ASSETS

 Cash and due from banks .................................................................             $ 32,579             $ 24,322
                                                                                                       --------             --------

 Investment securities at amortized cost  (approximate
       market value of $53,085  and $63,619 ) ............................................               52,883               63,376
                                                                                                       --------             --------
 Securities available for sale at estimated  market value
       (amortized cost of $58,291 and $54,871 ) ..........................................               59,114               55,252
                                                                                                       --------             --------

 Loans ...................................................................................              369,869              351,793
 Less:  Allowance for loan losses ........................................................                4,515                3,653
                                                                                                       --------             --------
 Net loans ...............................................................................              365,354              348,140
                                                                                                       --------             --------

 Premises and equipment, net .............................................................                6,168                5,151
 Foreclosed real estate ..................................................................                 --                    610
 Accrued interest receivable and other assets ............................................                7,305                7,838
                                                                                                       --------             --------

 TOTAL ASSETS ............................................................................             $523,403             $504,689
                                                                                                       ========             ========

 LIABILITIES

 Deposits

       Noninterest bearing ...............................................................             $ 84,680             $ 76,340
       Interest bearing ..................................................................              366,516              353,673
                                                                                                       --------             --------

 Total deposits ..........................................................................              451,196              430,013

 Securities sold under agreements to repurchase ..........................................               11,800               11,050
 Short-term borrowings ...................................................................                 --                  5,200
 Accrued interest payable and other liabilities ..........................................                3,865                4,082
 Long-term borrowings ....................................................................                9,932                9,983
                                                                                                       --------             --------

 TOTAL LIABILITIES .......................................................................              476,793              460,328
                                                                                                       --------             --------

 COMMITMENTS AND CONTINGENT LIABILITIES

 STOCKHOLDERS' EQUITY

 Common stock ............................................................................                4,794                4,733
 Capital surplus .........................................................................               15,739               14,931
 Retained earnings .......................................................................               27,251               24,429
 Unrealized gain - securities available for sale, net of taxes ...........................                  532                  268
                                                                                                       --------             --------
                                                                                                         48,316               44,361
  Less:  Treasury Stock (89,350 common shares) ...........................................                1,706                 --
                                                                                                       --------             --------
       Total stockholders' equity ........................................................               46,610               44,361
                                                                                                       --------             --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................................             $523,403             $504,689
                                                                                                       ========             ========

 --------
 See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                                Three Months Ended             Six Months Ended
                                                                               -----------------------        ---------------------
                                                                                     June 30,                       June 30,
                                                                               -----------------------        ----------------------
                                                                                 1997           1996           1997           1996
                                                                               -------         -------        -------        -------
INTEREST INCOME
Interest and fees on loans ............................................        $ 7,983         $ 7,107        $15,795        $14,173
Interest on federal funds sold ........................................            161             142            195            370
Interest and dividends on securities
      Taxable interest income .........................................          1,675           1,929          3,377          3,790
      Interest income exempt from federal income taxes ................              9              16             24             30
      Dividends .......................................................             48              38            101             76
                                                                               -------         -------        -------        -------

TOTAL INTEREST INCOME .................................................          9,876           9,232         19,492         18,439
                                                                               -------         -------        -------        -------

INTEREST EXPENSE
Interest on deposits ..................................................          3,531           3,540          6,823          7,138
Interest on short-term borrowings .....................................            168             105            365            255
Interest on long-term borrowings ......................................            149            --              298           --
                                                                               -------         -------        -------        -------

TOTAL INTEREST EXPENSE ................................................          3,848           3,645          7,486          7,393
                                                                               -------         -------        -------        -------

NET INTEREST INCOME ...................................................          6,028           5,587         12,006         11,046
Provision for loan losses .............................................            510             150          1,120            400
                                                                               -------         -------        -------        -------
NET INTEREST INCOME AFTER PROVISION

 FOR LOAN LOSSES ......................................................          5,518           5,437         10,886         10,646
                                                                               -------         -------        -------        -------

NONINTEREST INCOME
Service fees on deposit accounts ......................................            465             395            893            764
Net gain on sale of loans .............................................           --              --            1,067           --
Net gain on sale of securities available for sale .....................           --              --             --              235
Accretion of discount in connection with acquisition ..................           --               190           --              380
Other .................................................................          1,103             346          1,315            772
                                                                               -------         -------        -------        -------

TOTAL NONINTEREST INCOME ..............................................          1,568             931          3,275          2,151
                                                                               -------         -------        -------        -------

NONINTEREST EXPENSES
Salaries and benefits .................................................          2,036           1,901          4,047          3,803
Net occupancy .........................................................            477             553            963          1,098
Furniture and equipment ...............................................            196             185            364            363
Advertising and promotion .............................................            209             190            361            348
Federal Deposit Insurance Corporation assessment ......................             16              13             19             25
Foreclosed real estate expense, net ...................................             (3)             54              5             98
Other .................................................................          1,200           1,198          2,287          2,308
                                                                               -------         -------        -------        -------

TOTAL NONINTEREST EXPENSES ............................................          4,131           4,094          8,046          8,043
                                                                               -------         -------        -------        -------

Income before  income taxes ...........................................          2,955           2,274          6,115          4,754

Income taxes ..........................................................          1,034             796          2,140          1,664
                                                                               -------         -------        -------        -------

NET INCOME ............................................................        $ 1,921         $ 1,478        $ 3,975        $ 3,090
                                                                               =======         =======        =======        =======

PER COMMON SHARE ......................................................        $  0.44         $  0.35        $  0.93        $  0.73
                                                                               =======         =======        =======        =======

-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                   Unrealized
                                                                                                   Gain/(Loss)
                                                                                                       on
                                                                                                    Securities
                                                                  Common    Capital     Retained    Available  Treasury
                                                                   Stock    Surplus     Earnings    for Sale    Stock      Total
                                                                 --------   --------    --------    --------    -------   --------

Balance at January 1, 1996 ..................................   $  4,495    $ 12,110    $ 22,990    $    646    $   --    $ 40,241


Net income ..................................................                              3,090                             3,090
Dividends on common stock at $0.24 per share (1) ............                             (1,025)                           (1,025)
5% common stock dividend ....................................        225       2,678      (2,903)                               --
Fractional shares of 5% common stock dividend ...............                     (5)                                           (5)
Issued 7,498 shares of common stock in connection
      with incentive plan ...................................         13         148                                           161
Decrease in market valuation-securities available for
      sale, net of taxes ....................................                                           (805)                 (805)
                                                                --------    --------    --------    --------    --------  --------
Balance at June 30, 1996 ....................................      4,733      14,931      22,152        (159)       --      41,657

Net Income ..................................................                              3,329                             3,329
Dividends on common stock at $0.247 per share (1) ...........                             (1,052)                           (1,052)
Increase in market valuation-securities available for
      sale, net of taxes ....................................                                             427                  427
                                                                --------    --------    --------    --------    --------  --------
Balance at December 31, 1996 ................................      4,733      14,931      24,429         268        --      44,361

Net income ..................................................                              3,975                             3,975
Dividends on common stock at $0.27 per share (1) ............                             (1,153)                           (1,153)
Fractional shares on 3 for 2 stock split ....................                     (3)                                           (3)
Issued 8,549 shares of common stock in connection
      with incentive plans (1) ..............................          9         159                                           168
Exercise of 18,293 option shares (1) ........................         20         143                                           163
Purchase of 8,133 shares in exchange for option shares (1) ..                                                       (163)     (163)
Purchase 81,217 shares of common stock at $19 per share .....                                                     (1,543)   (1,543)
Issuance of 153,041 shares of common stock in merger
      with Washington Interchange Corporation ...............        170       2,765                                         2,935
Retirement of 124,855 shares of common stock held by
      Washington Interchange Corporation at  time of merger .       (138)     (2,256)                                       (2,394)
Increase in market valuation - securities available
      for sale, net of taxes ................................                                            264                   264
                                                                --------    --------    --------    --------    --------  --------

Balance at June 30, 1997 ....................................   $  4,794    $ 15,739    $ 27,251    $    532    $ (1,706) $ 46,610
                                                                ========    ========    ========    ========    ========  ========

------------------------------------------------------------------------------------------------------------------------------------
(1)   Adjusted for the effects of the 3 for 2 stock split issued on April 17, 1997 to shareholders of record on March 20, 1997

See notes to consolidated financial statements.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                          For the six months ended
                                                                                                                  June 30,
                                                                                                          --------------------------
                                                                                                            1997              1996
                                                                                                          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income .....................................................................................         $  3,975          $  3,090
Non-cash items included in earnings
     Depreciation and amortization of fixed assets .............................................              483               511
     Amortization of securities premiums .......................................................              388               550
     Accretion of securities discounts .........................................................              (46)              (31)
     Amortization of premiums in connection with acquisition ...................................              222               222
     Accretion of discount in connection with acquisition ......................................             --                (380)
     Provision for loan losses .................................................................            1,120               400
     Net gain on sale of securities available for sale .........................................             --                (235)
     Net gain on sale of  loans ................................................................           (1,067)             --
     Net gain on sale of foreclosed real estate ................................................               (6)               (7)
     Decrease in carrying value of loans available for sale ....................................                2                42
Decrease (increase) in operating assets
     Net repayment (origination) of loans available for sale ...................................               13              (114)
     Accrued interest receivable ...............................................................              398               178
     Deferred income taxes .....................................................................             --                 (84)
     Other .....................................................................................             (198)           (1,171)
Increase (decrease) in operating liabilities
     Accrued interest payable ..................................................................              172                51
     Other .....................................................................................             (389)             (145)
                                                                                                         --------          --------
CASH PROVIDED BY OPERATING ACTIVITIES ..........................................................            5,067             2,877
                                                                                                         --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
(Payments for) proceeds from
     Net originations of loans .................................................................          (23,227)          (12,451)
     Purchase of loans .........................................................................             --              (1,798)
     Sale of loans .............................................................................            5,945              --
     Purchase of securities available for sale .................................................           (3,990)          (21,527)
     Maturities of securities available for sale ...............................................              453               365
     Sale of securities available for sale .....................................................             --              38,349
     Sale of foreclosed real estate ............................................................              616               251
     Purchase of investment securities .........................................................          (14,806)          (16,215)
     Maturities of investment securities .......................................................           25,068            14,059
     Net payments on foreclosed real estate ....................................................             --                   8
     Washington Interchange merger .............................................................               37              --
     Purchase of fixed assets ..................................................................           (1,070)             (402)
     Sale of fixed assets ......................................................................               13              --
                                                                                                         --------          --------
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES ...............................................          (10,961)              639
                                                                                                         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments for)
     Deposits more than withdrawals ............................................................           21,183             1,432
     Securities sold under agreements to repurchase ............................................            1,750             5,778
     Other borrowings ..........................................................................           (5,251)           (1,300)
     Retirement of securities sold under agreement to repurchase ...............................           (1,000)           (7,382)
     Dividends .................................................................................           (1,153)           (1,025)
     Common stock issued .......................................................................              165               156
     Treasury stock ............................................................................           (1,543)             --
                                                                                                         --------          --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...............................................           14,151            (2,341)
                                                                                                         --------          --------
INCREASE IN CASH AND CASH EQUIVALENTS ..........................................................            8,257             1,175
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................................................           24,322            25,151
                                                                                                         --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................................         $ 32,579          $ 26,326
                                                                                                         ========          ========
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information: Cash paid for:
          Interest .............................................................................         $  7,313          $  7,341
          Income taxes .........................................................................            2,486             1,872

Supplemental disclosure of non-cash investing activities:
          Loans transferred to foreclosed real estate ..........................................         $   --            $    179
          Increase (decrease) - market valuation of securities available for sale ..............             (441)            1,231
          Amortization of valuation allowance-securities transferred from
             available to sale to held to maturity .............................................                5                17

--------------------------------------------------------------------------------
See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

1.   FINANCIAL STATEMENTS

         The consolidated financial statements should be read in conjunction with the financial statements and schedules as presented in the Annual Report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1996.

         Consolidated financial data for the three months and six months ended June 30, 1997 and 1996, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three months and six months ended June 30, 1997 and 1996, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

RESULTS OF OPERATIONS

EARNINGS SUMMARY -- SIX MONTHS

         Net Income for the six months ended June 30, 1997, was $4.0 million or $.93 per share, as compared to $3.1 million or $.73 per share for the same period a year ago. The increase was attributable to several components which are described in detail in the following paragraphs.

         Earnings for the six month period improved as a result of a $960 thousand or 8.7% growth in net interest income from the same period a year ago. Contributing to the growth in net interest income was an increase of $20.5 million in average interest earning assets for the 1997 period over the comparable 1996 period. The growth occurred mostly in loans which had an average balance of $357.4 million for the six months ended June 30, 1997, an increase of $42.4 million or 13.5% over the comparable 1996 period. The earnings benefit derived from the growth in earning assets was augmented by an increase in the net yield on average earning assets to 5.07% for the 1997 period, as compared to 4.87% for the same period in 1996. The improved net yield on average earning assets was a product of the Company's effort to change the composition of deposit liabilities from higher costing single transaction certificates of deposit to lower costing demand and savings deposits. In addition, a portion of the higher costing single transaction certificates of deposit were replaced with less expensive alternative funding sources, such as, reverse repurchase agreements. The change in the composition of deposit liabilities combined with the growth in earning assets was principally responsible for the improvement in net interest income.

         Earnings for the 1997 period also benefited from a $1.1 million increase in noninterest income. The increase resulted from the following: a gain of $775 thousand resulting from the early payoff of a commercial loan that was purchased at a discount; and, a gain of $1.1 million from the sale of two commercial mortgage loans in the first quarter of 1997. However, the benefit derived from the gains was partly offset by approximately $889 thousand in gains and discount accretion that was realized in the first six months of 1996 and did not reoccur in 1997.

         Earnings for the six month period ended June 30, 1997, were unfavorably affected by a $720 thousand increase in the provision for loan losses as compared to the same period in 1996. The increase is described in the section titled "Provision for Loan Losses and Loan Loss Experience."

         Noninterest expenses for the 1997 period are approximately the same as the 1996 period despite the Company's growth and continued investment in technology.

EARNINGS SUMMARY -- THREE  MONTHS

         For the second quarter of 1997, the Company reported net income of $1.9 million or $0.44 per share, as compared with $1.5 million or $0.35 per share for the comparable 1996 period, an increase of $443 thousand or $0.09 per share. The growth in earnings was a product of a strong net interest margin and increased noninterest income.

         Net interest income increased $441 thousand or 7.9% largely because of a $24.5 million increase in average interest earning assets and an improved net interest margin. The greatest growth in interest earning assets continues to occur in loans; specifically commercial loans which generally carry higher yields. For the second quarter of 1997, loans on average increased $42.2 million or 13.2% as compared to the same period a year ago. The loan growth was a product of internal loan originations. Such assets were funded mostly with demand and savings deposits which typically carry lower yields, thereby having a positive effect on the net interest margin. The net interest margin for the second quarter 1997 was 5.02% as compared to 4.90% for the prior comparable period.

         Noninterest income increased $637 thousand or 68.4% for the second quarter of 1997, as compared to the same period in 1996. The increase was principally due to a gain of $775 thousand resulting from the early payoff of a commercial loan that was purchased at a discount.

         Earnings for the quarter ended June 30, 1997, were unfavorably affected by a $360 thousand increase in the provision for loan losses as compared to the same period in 1996. The increase is described in the section titled "Provision for Loan Losses and Loan Loss Experience."

         Noninterest expenses for the 1997 period increased $37 thousand or .9% as the 1996 period despite the Company's growth and continued investment in technology.

NONPERFORMING ASSETS

         Nonperforming assets, consisting of nonaccrual loans, restructured loans and foreclosed real estate, decreased $814 thousand from $3.4 million at December 31, 1996, to $2.6 million at June 30, 1997. The sale of $616 thousand of real estate owned was primarily responsible for the decrease. At June 30, 1997, nonperforming assets decreased $3.7 million from $6.3 million at June 30, 1996. The sale of $1.4 million in nonperforming loans that occurred in the third quarter of 1996 was partly attributable to the decrease. During the past 12 months, $1.1 million of real estate owned was sold and further contributed to the decrease. The ratio of nonperforming assets to total loans and foreclosed real estate decreased from 1.0% at December 31, 1996, to .7% at June 30, 1997.

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


         The allowance for loan losses was $4.5 million at June 30, 1997, and $3.7 million at December 31, 1996, representing 173.3% and 130.0% of nonperforming loans at those dates, respectively. In the second quarter of 1997, the Company's provision for loan losses was $510 thousand, an increase of $360 thousand from the same period a year ago. For the six month period, the Company's provision for loan losses was $1.1 million, an increase of $720 thousand from the same period a year ago. The Company's lending focus and growth continue to be largely in its commercial and commercial mortgage loan portfolio. Such growth can change the characteristics and potentially increase the inherent credit risk of the Company's loan portfolio. As a result, the Company has modified its method of computing the allowance for loan losses to capture such risk which resulted in the increase in the provision for loan losses.

SECURITIES

     Investment securities and securities available for sale consist of the following:  (in thousands)

                                                                                                  JUNE 30, 1997
                                                                            -------------------------------------------------------
                                                                                            GROSS             GROSS        ESTIMATED
                                                                             AMORTIZED     UNREALIZED       UNREALIZED       MARKET
                                                                              COST          GAINS            LOSSES           VALUE
                                                                            -------------------------    --------------   ---------
INVESTMENT SECURITIES

      OBLIGATIONS OF U.S. TREASURY ...................................       $ 28,299       $    141        $   --         $ 28,440
      OBLIGATIONS OF U.S. AGENCIES ...................................         19,022            114              28         19,108
      OBLIGATIONS OF STATES & POLITICAL SUBDIVISIONS .................            980           --                 9            971
      OTHER DEBT SECURITIES ..........................................          4,582           --                16          4,566
                                                                             --------        --------        --------      --------
                                                                               52,883            255              53         53,085
                                                                             --------        --------        --------      --------

SECURITIES AVAILABLE FOR SALE

      OBLIGATIONS OF U.S. TREASURY ...................................         35,542            471             192         35,821
      OBLIGATIONS OF U.S. AGENCIES ...................................         17,061            101              26         17,136
      OTHER DEBT SECURITIES ..........................................          1,776             39            --            1,815
      EQUITY SECURITIES ..............................................          3,912            430            --            4,342
                                                                             --------        --------        --------      --------
                                                                               58,291           1,041            218         59,114
                                                                             --------        --------        --------      --------

           TOTAL SECURITIES ..........................................       $111,174       $  1,296        $    271       $112,199
                                                                             ========        ========        ========      ========




                                                                                                 December 31, 1996
                                                                            ------------------------------------------------------
                                                                                            GROSS             GROSS       ESTIMATED
                                                                             AMORTIZED     UNREALIZED       UNREALIZED     MARKET
                                                                              COST          GAINS            LOSSES        VALUE
                                                                            -------------------------    --------------  ---------

Investment securities

      Obligations of U.S. Treasury .................................        $ 43,517        $    248            --         $ 43,765
      Obligations of U.S. agencies .................................          11,077              74        $     22         11,129
      Obligations of states & political subdivisions ...............           3,581               1               9          3,573
      Other debt securities ........................................           5,201            --                49          5,152
                                                                            --------        --------        --------       --------
                                                                              63,376             323              80         63,619
                                                                            --------        --------        --------       --------
Securities available for sale

      Obligations of U.S. Treasury .................................          31,640             453             246         31,847
      Obligations of U.S. agencies .................................          17,321             124              12         17,433
      Other debt securities ........................................           1,998              11            --            2,009
      Equity securities ............................................           3,912              51            --            3,963
                                                                            --------        --------        --------       --------
                                                                              54,871             639             258         55,252
                                                                            --------        --------        --------       --------

           Total securities ........................................        $118,247        $    962        $    338       $118,871
                                                                            ========        ========        ========       ========

At June 30, 1997, the contractual maturities of investment securities and securities available for sale are as follows: (in thousands)

                                                                                                                SECURITIES
                                                                       INVESTMENT SECURITIES                 AVAILABLE FOR SALE
                                                                   ---------------------------          ----------------------------
                                                                   AMORTIZED           MARKET             AMORTIZED          MARKET
                                                                      COST             VALUE                COST             VALUE
                                                                   ---------------------------          ---------------------------

WITHIN 1 YEAR ..........................................            $14,990            $15,033               --                 --
AFTER 1 BUT WITHIN 5 YEARS .............................             20,221             20,337            $39,489            $39,800
AFTER 5 BUT WITHIN 10 YEARS ............................              6,898              6,948              8,896              8,949
AFTER 10 YEARS .........................................             10,774             10,767              5,994              6,024
EQUITY SECURITIES ......................................               --                 --                3,912              4,341
                                                                    -------            -------            -------            -------

                        TOTAL ..........................            $52,883            $53,085            $58,291            $59,114
                                                                    =======            =======            =======            =======




CAPITAL ADEQUACY

         The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)



                                                                                                                     To Be Well
                                                                                                                  Capitalized Under
                                                                                             For Capital          Prompt Corrective
                                                                         Actual           Adequacy Purposes       Action Provisions
                                                                  -------------------     --------------------    -----------------
                                                                  Amount        Ratio     Amount         Ratio     Amount    Ratio
                                                                  ------        -----     ------         -----     ------    -----

AS OF JUNE 30, 1997:
   TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
        THE COMPANY .......................................      $49,426         14.53%   $27,207         8.00%       N/A      N/A
        THE BANK ..........................................       47,590         14.07     27,061         8.00    $33,826     10.00%

   TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS):
        THE COMPANY .......................................       45,175         13.28     13,604         4.00        N/A      N/A
        THE BANK ..........................................       43,362         12.82     13,530         4.00     20,296      6.00
   TIER 1 CAPITAL (TO AVERAGE ASSETS):
        THE COMPANY .......................................       45,175          8.78     15,437         3.00        N/A      N/A
        THE BANK ..........................................       43,362          8.44     15,404         3.00     25,673      5.00

As of December 31, 1996:
   Total Capital (to Risk Weighted Assets):
        The Company .......................................      $46,720         14.42%   $25,918         8.00%       N/A      N/A
        The Bank ..........................................       45,391         14.07     25,813         8.00    $32,266     10.00%
   Tier 1 Capital (to Risk Weighted Assets):
        The Company .......................................       43,067         13.29     12,959         4.00        N/A      N/A
        The Bank ..........................................       41,738         12.94     12,906         4.00     19,359      6.00
   Tier 1 Capital (to Average Assets):
        The Company .......................................       43,067          8.66     14,925         3.00        N/A      N/A
        The Bank ..........................................       41,738          8.39     14,925         3.00     24,875      5.00


LIQUIDITY

         Liquidity is the ability to provide sufficient resources to meet all financial obligations and finance prospective business opportunities. Liquidity levels over any given period of time are a product of the Company's operating, financing and investing activities. The extent of such activities is often shaped by such external factors as competition for deposits and demand for loans.

         Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At June 30, 1997, total deposits amounted to $451.2 million, an increase of $21.2 million or 4.9% from December 31, 1996. The Company continues to supplement the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At June 30, 1997, advances from the FHLB and REPOS amounted to $9.9 million and $11.8 million, respectively, as compared to $15.2 million and $11.1 million, respectively, at December 31, 1996.

         In the second quarter of 1997, loan production continued to be the Company's principal investing activity. Net loans at June 30, 1997, amounted to $365.4 million, compared to $348.1 million at the end of 1996, an increase of $17.3 million or 5.0%.

         The Company's most liquid assets are cash and due from banks and federal funds sold. At June 30, 1997, the total of such assets amounted to $32.6 million or 6.2% of total assets, compared to $24.3 million or 4.8% of total assets at December 31, 1996.

         Another significant liquidity source is the Company's available-for-sale ("AFS") securities. At June 30, 1997, AFS securities amounted to $59.1 million or 52.8% of total securities, compared to $55.3 million or 46.6% of total securities at December 31, 1996.

         In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Company also has a $50.9 million line of credit available through its membership in the Federal Home Loan Bank of New York.

         Management believes that the Company's sources of funds are sufficient to meet its funding requirements.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Form 10-K filed for the year ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 22, 1997, at the annual meeting, the following matters were submitted to a vote of security holders:

     (a) Election of directors: Donald L. Correll, James E. Healey, Jeremiah F. O'Connor and Robert P. Rittereiser were reelected and Anthony R. Coscia and Nicholas R. Marcalus were elected, by the common shareholders, as directors of Interchange Financial Services Corporation. The votes were as follows:

                                            FOR                        AGAINST

         Donald L. Correll                 3,099,785                   253,205
         Anthony R. Coscia                 3,346,531                     6,459
         James E. Healey                   3,347,794                     5,196
         Nicholas R. Marcalus              3,346,726                     6,264
         Jeremiah F. O'Connor              3,302,945                    50,045
         Robert P. Rittereiser             3,102,461                   250,529

         (b) Approval of Amendment to Certificate of Incorporation increasing the number of authorized shares of common stock, without nominal or par value, from five million shares to ten million shares.

      FOR               AGAINST                   ABSTAIN           (NOT VOTED)
      ---               -------                   -------           -----------

    3,256,390           42,647                    14,884              37,928

     (c) Approval of Amendment of Company's Stock Option Plan of 1989 (as amended in 1995) to incorporate incentive stock awards:

      FOR               AGAINST                   ABSTAIN           (NOT VOTED)
      ---               -------                   -------           -----------

    3,172,027          116,857                    26,178              37,928

     (d) Ratification of Appointment of Independent Auditors, Deloitte & Touche:

                  FOR               AGAINST                   ABSTAIN
                  ---               -------                   -------

              3,346,866              2,153                    3,971


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are furnished herewith:

                  EXHIBIT NO.

                    2    WIC Transaction Agreement dated April 30, 1997

                    10 Legal Agreement with Andora, Palmisano & Geaney dated April 24, 1997

                    11   Statement Re: Computation of Per Share Earnings






                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCHANGE FINANCIAL SERVICES CORPORATION

by:      /s/Anthony Labozzetta
        -----------------------
         Anthony Labozzetta
         Senior Vice President & Treasurer