Form 10-Q
period 1997-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1997-11-14
CIK 755933

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          SEPTEMBER 30,        December 31,
                                                                                             1997                  1996
                                                                                         --------------     --------------

 ASSETS

 Cash and due from banks .......................................................           $ 24,685             $ 24,322
                                                                                           --------             --------

 Investment securities at amortized cost  (approximate
       market value of $56,716  and $63,619 ) ..................................             56,344               63,376
                                                                                           --------             --------
 Securities available for sale at estimated  market value
       (amortized cost of $57,852 and $54,871 ) ................................             59,353               55,252
                                                                                           --------             --------

 Loans .........................................................................            378,445              351,793
 Less:  Allowance for loan losses ..............................................              4,672                3,653
                                                                                           --------             --------
 Net loans .....................................................................            373,773              348,140
                                                                                           --------             --------

 Premises and equipment, net ...................................................              7,650                5,151
 Foreclosed real estate ........................................................               --                    610
 Accrued interest receivable and other assets ..................................              6,813                7,838
                                                                                           --------             --------
 TOTAL ASSETS ..................................................................           $528,618             $504,689
                                                                                           ========             ========

 LIABILITIES

 Deposits

       Noninterest bearing .....................................................           $ 86,977             $ 76,340
       Interest bearing ........................................................            367,036              353,673
                                                                                           --------             --------
 Total deposits ................................................................            454,013              430,013

 Securities sold under agreements to repurchase ................................             12,638               11,050
 Short-term borrowings .........................................................               --                  5,200
 Accrued interest payable and other liabilities ................................              3,792                4,082
 Long-term borrowings ..........................................................              9,906                9,983
                                                                                           --------             --------
 TOTAL LIABILITIES .............................................................            480,349              460,328
                                                                                           --------             --------

 COMMITMENTS AND CONTINGENT LIABILITIES

 STOCKHOLDERS' EQUITY

 Common stock ..................................................................              4,794                4,733
 Capital surplus ...............................................................             15,739               14,931
 Retained earnings .............................................................             28,491               24,429
 Unrealized gain - securities available for sale, net of taxes .................                951                  268
                                                                                           --------             --------
                                                                                             49,975               44,361
  Less:  Treasury Stock (89,350 common shares) .................................              1,706                 --
                                                                                           --------             --------
       Total stockholders' equity ..............................................             48,269               44,361
                                                                                           --------             --------

 TOTAL liabilities and stockholders' equity ....................................           $528,618             $504,689
                                                                                           ========             ========

----------

 See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                              THREE MONTHS ENDED                Nine Months Ended
                                                                                SEPTEMBER 30,                     September 30,
                                                                           ------------------------           ----------------------
                                                                              1997            1996             1997            1996
                                                                           ----------    ----------          --------    -----------
INTEREST INCOME
Interest and fees on loans ........................................        $  8,335         $  7,295        $ 24,130        $ 21,468
Interest on federal funds sold ....................................              73                5             268             375
Interest and dividends on securities
    Taxable interest income .......................................           1,704            1,874           5,081           5,664
    Interest income exempt from federal income taxes ..............              36               49              60              79
    Dividends .....................................................              47               39             148             115
                                                                           --------         --------        --------        --------
TOTAL INTEREST INCOME .............................................          10,195            9,262          29,687          27,701
                                                                           --------         --------        --------        --------

INTEREST EXPENSE
Interest on deposits ..............................................           3,660            3,488          10,483          10,626
Interest on short-term borrowings .................................             180               89             545             344
Interest on long-term borrowings ..................................             149             --               447            --
                                                                           --------         --------        --------        --------
TOTAL INTEREST EXPENSE ............................................           3,989            3,577          11,475          10,970
                                                                           --------         --------        --------        --------

NET INTEREST INCOME ...............................................           6,206            5,685          18,212          16,731
Provision for loan losses .........................................             210              150           1,330             550
                                                                           --------         --------        --------        --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ..................................................           5,996            5,535          16,882          16,181
                                                                           --------         --------        --------        --------

NONINTEREST INCOME
Service fees on deposit accounts ..................................             525              397           1,418           1,161
Net gain on sale of loans .........................................            --               --             1,067            --
Net gain on sale of securities available for sale .................            --               --              --               235
Accretion of discount in connection with acquisition ..............            --                131            --               511
Other .............................................................             304              197           1,619             969
                                                                           --------         --------        --------        --------
TOTAL NONINTEREST INCOME ..........................................             829              725           4,104           2,876
                                                                           --------         --------        --------        --------

NONINTEREST EXPENSES
Salaries and benefits .............................................           2,010            1,919           6,057           5,722
Net occupancy .....................................................             468              539           1,431           1,637
Furniture and equipment ...........................................             216              171             580             534
Advertising and promotion .........................................             184              213             545             561
Federal Deposit Insurance Corporation assessment ..................              15              129              34             154
Foreclosed real estate expense, net ...............................              (5)             116            --               214
Other .............................................................           1,161            1,191           3,448           3,499
                                                                           --------         --------        --------        --------
TOTAL NONINTEREST EXPENSES ........................................           4,049            4,278          12,095          12,321
                                                                           --------         --------        --------        --------

Income before  income taxes .......................................           2,776            1,982           8,891           6,736

Income taxes ......................................................             972              694           3,112           2,358
                                                                           --------         --------        --------        --------

NET INCOME ........................................................        $  1,804         $  1,288        $  5,779        $  4,378
                                                                           ========         ========        ========        ========

PER COMMON SHARE ..................................................        $   0.43         $   0.30        $   1.35        $   1.03
                                                                           ========         ========        ========        ========

-----------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                      Unrealized
                                                                                                    Gain/(Loss) on
                                                                                                      Securities
                                                                   Common      Capital    Retained    Available  Treasury
                                                                   Stock       Surplus    Earnings    for Sale    Stock       Total
                                                                 -------------------------------------------------------------------

Balance at January 1, 1996 ...................................   $  4,495    $ 12,110    $ 22,990    $    646   $   --     $ 40,241

Net income ...................................................                              4,378                             4,378
Dividends on common stock at $0.36 per share (1) .............                             (1,551)                           (1,551)
5% common stock dividend .....................................        225       2,678      (2,903)                              --
Fractional shares of 5% common stock dividend ................                     (5)                                           (5)
Issued 7,498 shares of common stock in connection
    with incentive plan ......................................         13         148                                           161
Decrease in market valuation-securities available for
    sale, net of taxes .......................................                                           (580)                 (580)
                                                                    ------      -----       ------      ------     -----       ----

Balance at September 30, 1996 ................................      4,733      14,931      22,914          66       --       42,644

Net Income ...................................................                              2,041                             2,041
Dividends on common stock at $0.127 per share (1) ............                               (526)                             (526)
Increase in market valuation-securities available for
    sale, net of taxes .......................................                                            202                   202
                                                                 --------    --------    --------    --------   --------    --------
Balance at December 31, 1996 .................................      4,733      14,931      24,429         268       --       44,361

Net income ...................................................                              5,779                             5,779
Dividends on common stock at $0.405 per share (1) ............                             (1,717)                           (1,717)
Fractional shares on 3 for 2 stock split .....................                     (3)                                           (3)
Issued 8,549 shares of common stock in connection
    with incentive plans (1) .................................          9         159                                           168
Exercise of 18,293 option shares (1) .........................         20         143                                           163
Purchase of 8,133 shares in exchange for option shares (1) ...                                                     (163)       (163)
Purchase 81,217 shares of common stock at $19 per share ......                                                   (1,543)     (1,543)
Issuance of 153,041 shares of common stock in merger
    with Washington Interchange Corporation ..................        170       2,765                                         2,935
Retirement of 124,855 shares of common stock held by
    Washington Interchange Corporation at  time of merger ....       (138)     (2,256)                                       (2,394)
Increase in market valuation - securities available
    for sale, net of taxes ...................................                                            683                   683
                                                                 --------    --------    --------    --------   --------    --------

Balance at September 30, 1997 ................................   $  4,794    $ 15,739    $ 28,491    $    951   $ (1,706)   $ 48,269
                                                                 ========    ========    ========    ========   ========    ========

-----------------------------------------------------------------------------------------------------------------------------------

(1) Adjusted for the effects of the 3 for 2 stock split issued on April 17, 1997 to shareholders of record on March 20, 1997

See notes to consolidated financial statements.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                                          For the nine months ended
                                                                                                September 30,
                                                                                         ---------------------------
                                                                                            1997              1996
                                                                                          ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................................      $  5,779            $  4,378
Non-cash items included in earnings
   Depreciation and amortization of fixed assets ................................           775                 755
   Amortization of securities premiums ..........................................           579                 801
   Accretion of securities discounts ............................................           (81)                (48)
   Amortization of premiums in connection with acquisition ......................           333                 333
   Accretion of discount in connection with acquisition .........................          --                  (511)
   Provision for loan losses ....................................................         1,330                 550
   Net gain on sale of securities available for sale ............................          --                  (235)
   Net gain on sale of  loans ...................................................        (1,067)               --
   Net (gain) loss on sale of foreclosed real estate ............................            (5)                 87
   (Increase) decrease in carrying value of loans available for sale ............            (7)                 30
Decrease (increase) in operating assets
   Net repayment (origination) of loans available for sale ......................            19                (108)
   Accrued interest receivable ..................................................           352                 616
   Deferred income taxes ........................................................          --                   (84)
   Other ........................................................................           (39)              1,014
Increase (decrease) in operating liabilities
   Accrued interest payable .....................................................            39                  93
   Other ........................................................................          (330)               (326)
                                                                                       --------            --------
CASH PROVIDED BY OPERATING ACTIVITIES ...........................................         7,677               7,345
                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
(Payments for) proceeds from
   Net originations of loans ....................................................       (30,350)            (20,482)
   Purchase of loans ............................................................        (1,502)             (2,116)
   Sale of loans ................................................................         5,944                --
   Purchase of securities available for sale ....................................        (3,990)            (21,528)
   Maturities of securities available for sale ..................................           834                 618
   Sale of securities available for sale ........................................          --                38,349
   Sale of foreclosed real estate ...............................................           616                 644
   Purchase of investment securities ............................................       (21,086)            (19,266)
   Maturities of investment securities ..........................................        27,787              20,270
   Net payments on foreclosed real estate .......................................          --                     8
   Washington Interchange merger ................................................            37                --
   Purchase of fixed assets .....................................................        (2,833)               (582)
   Sale of fixed assets .........................................................            13                --
                                                                                       --------            --------
CASH USED FOR INVESTING ACTIVITIES ..............................................       (24,530)             (4,085)
                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments for)
   Deposits more (less) than withdrawals ........................................        24,000                (802)
   Securities sold under agreements to repurchase ...............................        14,388              15,828
   Retirement of other borrowings ...............................................        (5,277)             (7,950)
   Retirement of securities sold under agreement to repurchase ..................       (12,800)             (7,382)
   Dividends ....................................................................        (1,717)             (1,551)
   Common stock issued ..........................................................           165                 156
   Treasury stock ...............................................................        (1,543)               --
                                                                                       --------            --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ................................        17,216              (1,701)
                                                                                       --------            --------

INCREASE IN CASH AND CASH EQUIVALENTS ...........................................           363               1,559
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....................................        24,322              25,151
                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................      $ 24,685            $ 26,710
                                                                                       ========            ========
----------
Supplemental disclosure of cash flow information:
Cash paid for:
     Interest ...................................................................       $11,436            $ 10,876
     Income taxes ...............................................................         3,822               2,960

Supplemental disclosure of non-cash investing activities:
     Loans transferred to foreclosed real estate ................................       $   --              $   179
     (Increase) decrease - market valuation of securities available
          for sale ..............................................................        (1,119)                876

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

1.   FINANCIAL STATEMENTS

         The consolidated financial statements should be read in conjunction with the financial statements and schedules as presented in the Annual Report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1996.

         Consolidated financial data for the three months and nine months ended September 30, 1997 and 1996, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three months and nine months ended September 30, 1997 and 1996, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

RESULTS OF OPERATIONS

EARNINGS SUMMARY -- THREE  MONTHS

         For the third quarter of 1997, the Company reported net income of $1.8 million or $0.43 per share, as compared with $1.3 million or $0.30 per share for the comparable 1996 period, an increase of $516 thousand or $0.13 per share. The growth in earnings was a product of improved net interest income, increased noninterest income and a decline in noninterest expenses.

         Net interest income increased $521 thousand or 9.2% largely because of a $37.6 million or 8.3% increase in average interest earning assets and an improved net interest margin. The greatest growth in interest earning assets continues to occur in loans; specifically commercial loans which generally carry higher yields. For the third quarter of 1997, loans on average increased $43.6 million or 13.2% as compared to the same period a year ago. Such assets were funded mostly with demand and savings deposits which typically carry lower yields, thereby having a positive effect on the net interest margin. The net interest margin for the third quarter 1997 was 5.05% as compared to 5.01% for the prior comparable period.

         Noninterest income increased $104 thousand for the third quarter of 1997, as compared to the same period in 1996. The change was principally due to an increase in service charge income.

         Noninterest expenses for the 1997 period decreased $229 thousand or 5.4% as compared to the 1996 period despite the Company's growth and continued investment in technology. The decrease is attributable in the first instance to a decrease in foreclosed real estate expense of $121 thousand resulting from the workout and sale of the Company's foreclosed real estate. In addition, the decrease is attributable to a one time Federal Deposit Insurance Corporation ("FDIC") assessment of $114 thousand in the third quarter of 1996 to recapitalize the Savings Association Insurance Fund.

EARNINGS SUMMARY -- NINE MONTHS

         Net Income for the nine months ended September 30, 1997, was $5.8 million or $1.35 per share, as compared to $4.4 million or $1.03 per share for the same period a year ago. The growth in earnings was generated by improved net interest income, increased noninterest income and a decline in noninterest expenses.

         Earnings for the nine month period improved as a result of a $1.5 million or 8.9% growth in net interest income from the same period a year ago. Contributing to the growth in net interest income was an increase of $26.3 million in average interest earning assets for the 1997 period over the comparable 1996 period. The growth occurred mostly in loans which had an average balance of $362.6 million for the nine months ended September 30, 1997, an increase of $42.8 million or 13.4% over the comparable 1996 period. The earnings benefit derived from the growth in earning assets was augmented by an increase in the net interest margin to 5.06% for the 1997 period, as compared to 4.92% for the same period in 1996. The improved net interest margin was a product of the Company's effort to improve the composition of its deposit liabilities by moving from higher costing single transaction certificates of deposit to lower costing demand and savings deposits. In addition, a portion of the higher costing single transaction certificates of deposit were replaced with less expensive alternative funding sources, such as repurchase agreements. The change in the composition of deposit liabilities combined with the growth in earning assets was principally responsible for the improvement in net interest income.

         Earnings for the 1997 period also benefited from a $1.2 million increase in noninterest income. The increase resulted from the following: a gain of $775 thousand resulting from the early payoff of a commercial loan that was purchased at a discount; and, a gain of $1.1 million from the sale of two commercial mortgage loans in the first quarter of 1997. However, the benefit derived from the gains was partly offset by approximately $1.1 million in gains and discount accretion that was realized in the first nine months of 1996 and did not reoccur in 1997.

         Earnings for the nine month period ended September 30, 1997, were unfavorably affected by a $780 thousand increase in the provision for loan losses as compared to the same period in 1996. The increase is described in the section titled "Provision for Loan Losses and Loan Loss Experience."

         Noninterest expenses for the 1997 period decreased $226 thousand or 1.8% as compared to the 1996 period despite the Company's growth and continued investment in technology. During 1997, the Company increased investment in technology to include a wide area network, improved deposit and loan software, ACH origination, automated bill payment system and a larger mainframe. The enhancements in technology will allow the Company to deliver faster and more efficient services to its customers. The decrease in noninterest expenses is principally attributable to the following: a decrease in foreclosed real estate expense of $214 thousand resulting from the workout and sale of the Company's remaining foreclosed real estate; a decline in the Federal Deposit Insurance Corporation ("FDIC") assessment of $120 thousand due to a third quarter 1996 special assessment of $114 thousand to recapitalize the Savings Association Insurance Fund; and, a decline in net occupancy of $206 thousand. An increase of $335 thousand in salaries and benefits due primarily to annual salary increases and promotions partially offset the benefits described above.

NONPERFORMING ASSETS

         Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At September 30, 1997, nonperforming assets amounted to $2.1 million, a decrease of $1.3 million from $3.4 million at December 31, 1996. The decline was mostly influenced by the sale of $610 thousand of real estate owned during the nine month period. The ratio of nonperforming assets to total loans and foreclosed real estate decreased from 1.0% at December 31, 1996, to .6% at September 30, 1997.

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

         The allowance for loan losses was $4.7 million at September 30, 1997, and $3.7 million at December 31, 1996, representing 217.7% and 130.0% of nonperforming loans at those dates, respectively. In the third quarter of 1997, the Company's provision for loan losses was $210 thousand, an increase of $60 thousand from the same period a year ago. For the nine month period, the Company's provision for loan losses was $1.3 million, an increase of $780 thousand from the same period a year ago. The Company's lending focus and growth continue to be largely in its commercial loan portfolio. Such growth can change the characteristics and potentially increase the inherent credit risk of the Company's loan portfolio. Accordingly, the Company has revised the risk allocation percentages applied to commercial loans used in computing the allowance for loan losses to capture such risk. This resulted in the increase in the provision for loan losses.

SECURITIES

     Investment securities and securities available for sale consist of the following:  (in thousands)

                                                                                           SEPTEMBER 30, 1997
                                                                             -------------------------------------------------------
                                                                                            GROSS          GROSS          ESTIMATED
                                                                             AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                                                             COST            GAINS          LOSSES           VALUE
                                                                             ---------      ----------     ----------     ---------

INVESTMENT SECURITIES

    OBLIGATIONS OF U.S. TREASURY .................................        $ 28,208        $    155             --           $ 28,363
    OBLIGATIONS OF U.S. AGENCIES .................................          19,689             249         $     11           19,927
    OBLIGATIONS OF STATES & POLITICAL SUBDIVISIONS ...............           4,158            --                  9            4,149
    OTHER DEBT SECURITIES ........................................           4,289            --                 12            4,277
                                                                          --------        --------         --------         --------

                                                                            56,344             404               32           56,716
                                                                          --------        --------         --------         --------

SECURITIES AVAILABLE FOR SALE

    OBLIGATIONS OF U.S. TREASURY .................................          35,497             589              102           35,984
    OBLIGATIONS OF U.S. AGENCIES .................................          16,751             178                5           16,924
    OTHER DEBT SECURITIES ........................................           1,692              33             --              1,725
    EQUITY SECURITIES ............................................           3,912             808             --              4,720
                                                                          --------         --------         --------        --------
                                                                            57,852           1,608              107           59,353
                                                                          --------        --------         --------         --------

      TOTAL SECURITIES ...........................................        $114,196        $  2,012         $    139         $116,069
                                                                          ========        ========         ========         ========


                                                                                                  December 31, 1996
                                                                             -------------------------------------------------------
                                                                                            GROSS          GROSS          ESTIMATED
                                                                             AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                                                             COST            GAINS          LOSSES           VALUE
                                                                             ---------      ----------     ----------     ---------


Investment securities
    Obligations of U.S. Treasury ...................................        $ 43,517          $  248            --          $ 43,765
    Obligations of U.S. Agencies ...................................          11,077              74          $   22          11,129
    Obligations of states & political subdivisions .................           3,581               1               9           3,573
    Other debt securities ..........................................           5,201            --                49           5,152
                                                                            --------        --------        --------        --------
                                                                              63,376             323              80          63,619
                                                                            --------        --------        --------        --------
Securities available for sale
    Obligations of U.S. Treasury ...................................          31,640             453             246          31,847
    Obligations of U.S. Agencies ...................................          17,321             124              12          17,433
    Other debt securities ..........................................           1,998              11            --             2,009
    Equity securities ..............................................           3,912              51            --             3,963
                                                                            --------        --------        --------        --------
                                                                              54,871             639             258          55,252
                                                                            --------        --------        --------        --------

      Total securities .............................................        $118,247          $  962          $  338        $118,871
                                                                            ========        ========        ========        ========







At September 30, 1997, the contractual maturities of investment securities and securities available for sale are as follows: (in thousands)

                                                                                          SECURITIES
                                               INVESTMENT SECURITIES                  AVAILABLE FOR SALE
                                           -------------------------------        ----------------------------
                                            AMORTIZED           MARKET             AMORTIZED          MARKET
                                               COST             VALUE                COST             VALUE
                                           -------------     -------------        ------------    ------------

WITHIN 1 YEAR ....................           $20,191            $20,242            $ 2,000            $ 2,006
AFTER 1 BUT WITHIN 5 YEARS .......            19,140             19,294             37,447             37,981
AFTER 5 BUT WITHIN 10 YEARS ......             6,887              6,996              8,705              8,821
AFTER 10 YEARS ...................            10,126             10,184              5,788              5,825
EQUITY SECURITIES ................              --                 --                3,912              4,720
                                             -------            -------            -------            -------

                        TOTAL ....           $56,344            $56,716            $57,852            $59,353
                                             =======            =======            =======            =======


CAPITAL ADEQUACY

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                                                    To Be Well
                                                                                                                 Capitalized Under
                                                                                          For Capital            Prompt Corrective
                                                                Actual                 Adequacy Purposes         Action Provisions
                                                       ------------------------     ------------------------  ---------------------
                                                          Amount       Ratio           Amount       Ratio       Amount       Ratio
                                                       ------------ -----------     ------------ -----------  ----------- ---------
AS OF SEPTEMBER 30, 1997:
    TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):

       THE COMPANY ....................................     $50,835      14.58%       $27,891         8.00%          N/A      N/A
       THE BANK .......................................      48,982      14.12         27,745         8.00        $34,681    10.00%
    TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS):
       THE COMPANY ....................................      46,477      13.33         13,946         4.00           N/A      N/A
       THE BANK .......................................      44,647      12.87         13,872         4.00         20,809     6.00
    TIER 1 CAPITAL (TO AVERAGE ASSETS):
       THE COMPANY ....................................      46,477       8.81         15,823         3.00           N/A      N/A
       THE BANK .......................................      44,647       8.50         15,756         3.00         26,259     5.00

As of December 31, 1996:
    Total Capital (to Risk Weighted Assets):
       The Company ....................................     $46,720      14.42%       $25,918         8.00%          N/A      N/A
       The Bank .......................................      45,391      14.07         25,813         8.00        $32,266    10.00%
    Tier 1 Capital (to Risk Weighted Assets):
       The Company ....................................      43,067      13.29         12,959         4.00           N/A      N/A
       The Bank .......................................      41,738      12.94         12,906         4.00         19,359     6.00
    Tier 1 Capital (to Average Assets):
       The Company ....................................      43,067       8.66         14,925         3.00           N/A      N/A
       The Bank .......................................      41,738       8.39         14,925         3.00         24,875     5.00

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

         Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At September 30, 1997, total deposits amounted to $454.0 million, an increase of $24.0 million or 5.6% from December 31, 1996. The Company continues to supplement the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At September 30, 1997, advances from the FHLB and REPOS amounted to $9.9 million and $12.6 million, respectively, as compared to $15.2 million and $11.1 million, respectively, at December 31, 1996.

         In the third quarter of 1997, loan production continued to be the Company's principal investing activity. Net loans at September 30, 1997, amounted to $373.8 million, compared to $348.1 million at the end of 1996, an increase of $25.7 million or 7.4%.

         The Company's most liquid assets are cash and due from banks and federal funds sold. At September 30, 1997, the total of such assets amounted to $24.7 million or 4.7% of total assets, compared to $24.3 million or 4.8% of total assets at December 31, 1996.

         Another significant liquidity source is the Company's available-for-sale ("AFS") securities. At September 30, 1997, AFS securities amounted to $59.4 million or 51.3% of total securities, compared to $55.3 million or 46.6% of total securities at December 31, 1996.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are furnished herewith:

     EXHIBIT NO.

          10   Change in Control  Agreement  dated  August 4, 1997 for  Patricia
               Arnold

          11   Statement Re:  Computation  of Per Share  Earnings

     (b) No reports filed on Form 8-K for the three months ended September 30, 1997

     (c) Executive Compensation Plans and Arrangements

          (1) Stock Option Plan of 1989 now retitled Stock Option & Incentive Stock Plan of 1997, filed as part of Amendment No. 1 to Form S-8 filed with the SEC on September 30, 1997, is incorporated herein by reference to Registration Statement No. 33-82530


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCHANGE FINANCIAL SERVICES CORPORATION

by:      _______________________________
         Anthony Labozzetta
         Executive Vice President & Chief Financial Officer