Form 10-K
period 1997-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1998-03-30
CIK 755933

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission File number 1-10518

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

New Jersey                                                       22-2553159
(State or other jurisdiction of                               (I.R.S. Employer
incorporation  or organization)                              Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                            07663
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (201) 703-2265

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
        Title of Each Class                                 which registered
        -------------------                                 ----------------
    Common Stock (no par value)                         American Stock Exchange

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                                      None

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Class                                                          Outstanding
   -----                                                          -----------
Common Stock                                                       4,272,161
(No par value)

The aggregate market value on March 2, 1998, of voting stock held by non-affiliates of the Registrant was approximately $94,528,268

Documents incorporated by reference:

Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART 1                                                                      PAGE

Item 1.  Business.........................................................    1
Item 2.  Properties.......................................................    7
Item 3.  Legal Proceedings................................................    8
Item 4.  Submission of Matters to a Vote of Security Holders..............    8
Executive Officers    ....................................................    9

PART II

Item 5.  Market for Registrant's Common Stock and Stockholder Matters.....    10
Item 6.  Selected Consolidated Financial Data.............................    11
Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................    12
Item 8.  Financial Statements and Supplemental Data.......................    35
Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................    35

PART III

Item 10. Directors and Executive Officers.................................    35
Item 11. Executive Compensation...........................................    35
Item 12. Security Ownership of Certain Beneficial Owners
             and Management...............................................    35
Item 13. Certain Relationships and Related Transactions...................    35

PART IV

Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K......................................    36

Signatures   .............................................................    37

                                     PART I

Item 1.  Business

   General

      Interchange Financial Services Corporation (the "Company"), a New Jersey business corporation and bank holding company under Federal law, acquired all of the outstanding stock of Interchange State Bank, a New Jersey chartered bank (the "Bank" or "Interchange") in 1986.

      The Bank, established in 1969, is a full-service commercial bank headquartered in Saddle Brook, New Jersey. It offers banking services for individuals and businesses through its twelve banking offices in Bergen County, New Jersey. In 1996, the Bank sold its Clifton, New Jersey branch and closed a mini-branch in Paramus. In the same year, it opened a branch in Oakland, New Jersey. In 1993, the Bank opened a Little Ferry branch, which was augmented in 1994 by the purchase of deposits of a failed thrift institution in its service area.

      The Bank offers a wide range of consumer banking services, including: checking and savings accounts, money-market accounts, certificates of deposit, individual retirement accounts, residential mortgages, home equity lines of credit and other second mortgage loans, home improvement loans, automobile loans, personal loans and overdraft protection. The Bank also offers its own VISA credit card and several new convenience products including the Interchange Check Card which lets you access your checking account by using the card when you make purchases. It can also be used as a MAC card to perform all the usual ATM transactions. Interchange Bank-Line(R) allows customers to perform basic banking transactions over the telephone. In 1997, a new feature of Bank-Line was introduced - Direct Bill Payment. Direct Bill Payment allows customers to pay bills over the phone since bill payments are debited directly to the customer's checking account. The Bank has also entered the mutual funds market. An Investment Services Program is offered through an alliance between Interchange State Bank and IBAA Financial Services Corporation, under which mutual funds offered by IBAA are made available to the Bank's customers by Bank employees. Automated teller machines (MAC(TM), Plus(TM), HONOR(TM), VISA(TM) and MasterCard(TM) networks) are located at ten of the banking offices, at two supermarkets and at one mini-market.

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

      The Bank has taken advantage of opportunities to purchase packages of loans and leases. In 1997, the Bank purchased $10.2 million and $9.1 million of auto leases and residential real estate loans, respectively. These loans and leases were subjected to the Bank's independent credit analysis prior to purchase and were, in some cases, purchased with a limited buy-back obligation or other financial assurance from the sellers. In the Bank's experience, there are significant opportunities to sell the Bank's other products and services to the borrowers whose loans are purchased. The Bank believes that purchasing loans and leases will continue to be a desirable way to increase its portfolios as opportunities arise.

      Deposits of the Bank are insured up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC.

      The Company had 177 full-time-equivalent employees during 1997. Its principal executive office is located at Park 80 West/Plaza Two, Saddle Brook, New Jersey 07663, telephone number (201) 703-2265. As used herein the term "Company" includes the Bank and wholly-owned subsidiaries of the Bank, unless the context otherwise requires.

      Bergen County has a relatively large affluent base for the Bank's services. The Bank's principal market for its deposit gathering activities covers major portions of Bergen County in the northeastern corner of New Jersey adjacent to New York City. The principal service areas of the Bank represent a diversified mix of stable residential neighborhoods with a wide range of per household income levels; offices, service industries and light industrial facilities; and large shopping malls and small retail outlets.

      For many years Interchange State Bank has conducted periodic market research to keep aware of market trends. Much of this research affirmed that consumer financial needs are directly related to identifiable life stages. In response to these distinctive preferences, the Bank has designed and marketed "packaged" products to appeal to these different segments.

      Since there is a preponderance of the population in the age groups of 35-54 and 55+, Interchange has strategically targeted these two life stage segments by designing and marketing "packaged" products (Money Maker Account and Prime Time Account) which include deposit, credit and other services sold together as a product unit. We also recognized the needs of "Generation X" with the Money Plus Account (25-34) and our youngest with the Grow'N Up Savings(R) Passbook Account. The Bank was among the first to offer such packaged financial products in its area and management believes they have been successful in attracting deposits and building a loyal client base.

   Recent Developments

      The Company and the Bank entered into an Agreement and Plan of Merger dated as of January 27, 1998 with The Jersey Bank for Savings ("Jersey"). Under the Agreement, Jersey will merge with and into the Bank, and shareholders of Jersey will receive 1.5 shares of the Company's common stock for each Jersey common share, after an adjustment to take into effect a 3 for 2 stock split approved by the Company to be distributed April 17, 1998. Jersey is a capital stock savings bank with two banking offices, in Montvale and River Edge, New Jersey. At December 31, 1997, Jersey had assets of $77 million, deposits of $70 million and shareholders' equity of $6.4 million. Completion of the Merger is subject to regulatory approvals and other conditions, and is not expected to occur prior to the end of the second quarter of 1998. The acquisition will be accounted for using the pooling-of-interests method. The Chairman and the Vice Chairman of the Board of Directors of Jersey are to be appointed to the Board of Directors of each of the Company and the Bank once the transaction is concluded.

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

      Management believes that opportunities continue to exist to satisfy the deposit and lending demands of small and middle market businesses. Larger banks continued to show an appetite for only the largest loans, finding themselves ill-equipped to administer smaller loans profitably. Interchange has the desire and the ability to give smaller businesses the service they require and deserve. Interchange meets this need through a unique program called Rapid Response Banking. The program provides commercial loans up to $100,000 with a streamlined approval process that borrows liberally from standard consumer lending practices. Naturally, in due course, many small businesses become midsize businesses, with a corresponding change in their financial requirements. But they do not outgrow Interchange because of its ability to be responsive to both constituencies. To continue serving companies throughout the various stages of their evolution, Interchange created Business Class Banking--a program that grows with the customer. Business Class Banking supports a spectrum of business-oriented financial products with value-added services. By designing progressive programs to accommodate the changing needs of growing businesses, Interchange is extending the longevity of valuable customer relationships.

      Interchange State Bank maintains a relational database. This is a powerful technology, designed expressly for the banking industry and generally associated with only the largest and most forward thinking companies. This technology greatly enhances the Bank's internal marketing analysis by providing information about account relationships, their activity and their relative value to the Bank in great detail.

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

      Capital Adequacy Guidelines

      The Federal Reserve Board issued guidelines establishing risk-based capital requirements for bank holding companies and member banks. The guidelines established a risk-based capital framework consisting of (1) a definition of capital consisting of Tier I capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier II, which includes a portion of the allowance for loan losses and (2) a system for assigning assets and off-balance-sheet items to one of the four weighted risk categories, with higher levels of capital being required for the categories perceived as representing the greater risks, and established a minimum risk-based capital ratio of 8% (of which at least 4% must be Tier I). An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance sheet items into account in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards. At December 31, 1997 the Bank satisfies these ratios and has been categorized as a well-capitalized institution which in the regulatory framework for prompt corrective action imposes the lowest level of supervisory restraints.

      Capital adequacy guidelines focus principally on broad categories of credit risk although the framework for assigning assets and off-balance sheet items to risk categories does incorporate elements of transfer risk. The risk-based capital ratio does not, however, incorporate other factors that may affect a company's financial condition, such as overall interest rate exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks.

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

 The Bank

      As a New Jersey state-chartered bank, the Bank's operations are subject to various requirements and restrictions of state law pertaining, among other things, to lending limits, reserves, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital adequacy. The Bank is subject to primary supervision, periodic examination and regulation by the New Jersey Department of Banking and Insurance ("NJDBI"). If, as a result of an examination of a bank, the NJDBI determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the NJDBI. Such remedies include the power to enjoin "unsafe and unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to, among other things, direct an increase in capital, to restrict the growth of the Bank, to assess civil penalties and to remove officers and directors. The Bank has never been the subject of any administrative orders, memoranda of understanding or any other regulatory action by the NJDBI. The Bank also is a member of the Federal Reserve System and therefore subject to supervisory examination by and regulations of the Federal Reserve Bank of New York.

      The Bank's deposits are insured by the Bank Insurance Fund administered by the FDIC up to a maximum of $100,000 per depositor. For this protection, the Bank pays a quarterly statutory assessment to, and is subject to the rules and regulations of, the FDIC.

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

      The Bank's deposits are insured primarily by the Bank Insurance Fund ("BIF") administered by the FDIC and the Bank is therefore subject to FDIC deposit insurance assessments.

      The Deposit Insurance Funds Act of 1996 ("Funds Act") authorized the Financing Corporation ("FICO") to levy assessments on BIF and SAIF deposits and stipulated that the BIF rate must equal one-fifth the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter, BIF and SAIF payers will be assessed on a pro-rata basis for FICO.

      FICO assessment rates are adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. During 1997, the Bank's BIF FICO rates ranged between 1.26 and 1.30 basis points and the SAIF FICO rates were between
6.30 and 6.50 basis points.

Item 2.  Properties

      The Company leases eight banking offices and one operations/support facility. It owns four banking offices and leases land on which it owns one bank building. The Company owns land and a building to be used for a future branch site.

Item 3.  Legal Proceedings

      The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted during the three months ended December 31, 1997, to a vote of the Company's security holders through the solicitation of proxies or otherwise.

Executive Officers

      The following table sets forth the names, ages, and present positions of the principal executive officers:

Name                       Age    Positions Held with the Company and the Bank
----                       ---    --------------------------------------------

ANTHONY S. ABBATE ......   58     President and Chief Executive Officer
ANTHONY J. LABOZZETTA ..   34     Executive Vice President and Chief
                                    Financial Officer
RICHARD N. LATRENTA ....   44     Senior Vice President--Retail Banking
FRANK R. GIANCOLA ......   44     Senior Vice President--Operations
PATRICIA  D. ARNOLD ....   39     Senior Vice President--Commercial Lending

Business Experience

      ANTHONY S. ABBATE, President and Chief Executive Officer of the Bank since 1981; Senior Vice President and Controller from October 1980; President and Chief Executive Officer of Home State Bank 1978-1980. Engaged in the banking industry since 1959.

      ANTHONY J. LABOZZETTA, Executive Vice President and Chief Financial Officer since September 1997; Treasurer from 1995. Engaged in the banking industry since 1989. Formerly a senior manager with an international accounting firm.

      RICHARD N. LATRENTA, Senior Vice President - Retail Banking Officer since September 1997; Senior Vice President-Lending of the Bank from 1984; Senior Loan Officer from 1982; Assistant Vice President from 1980; other positions with the Bank from 1976. Engaged in the banking industry since 1972.

      FRANK R. GIANCOLA, Senior Vice President - Operations Officer since September 1997; Senior Vice President-Retail Banking from 1993; Senior Vice President-Operations of the Bank from 1984; Senior Operations Officer from 1982; Vice President/Branch Administrator from 1981. Engaged in the banking industry since 1971.

      PATRICIA D. ARNOLD, Senior Vice President - Commercial Lending since August 1997; First Vice President from 1995; Department Head Vice President from 1986; Assistant Vice President from 1985; Commercial Loan Officer-Assistant Treasurer from 1983. Engaged in the banking industry since 1981.

      Officers are elected annually and serve at the discretion of the board of directors. Management is not aware of any family relationship between any director or executive officer.

                                    Part II

Forward Looking Information

      Statements included herein which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements in this Report involve a number of risks and uncertainties, including but not limited to, changes in economic conditions and of government monetary policy, demand for the Bank's loan and deposit products and for services, competitive pressures from other financial institutions and other providers of financial services in the Bank's primary trade area, the ability to acquire loan and lease assets at reasonable prices, the financial ability of borrowers to make timely payments, the quality of Bank personnel and other factors identified in the Bank's filings with the Commission.

Item 5.  Market for the Registrant's Common Stock (3)

      The common stock is traded on the American Stock Exchange under the symbol "ISB." A cash dividend of $0.115, $0.1225 and $0.135 was paid on each common share outstanding in each quarter during 1995, 1996 and 1997, respectively. The following table sets forth, for the periods indicated, the reported high and low sales prices:

                                                   High               Low
                                                   ----               ---
      1995 (1)(2)
           First quarter                          $11.03            $ 9.285
           Second quarter                          12.78             10.48
           Third quarter                           14.60             12.06
           Fourth quarter                          13.73             12.86

      1996
           First quarter (1)(2)                   $14.13            $12.62
           Second quarter (2)                      13.75             12.83
           Third quarter (2)                       14.75             12.50
           Fourth quarter (2)                      16.67             14.25

      1997
           First quarter (2)                      $22.00            $15.92
           Second quarter                          26.375            17.875
           Third quarter                           25.00             22.00
           Fourth quarter                          32.375            22.125

      The number of stockholders of record as of December 31, 1997, was 1,158.

----------
(1) On February 22, 1996, the Company declared a 5% Stock Dividend to be distributed on April 19, 1996 to shareholders of record on March 20, 1996. The high and low sales price and the cash dividends have been restated to reflect the effects of the stock dividend.
(2) On February 27, 1997, the Company declared a 3 for 2 Stock Split to be distributed on April 17, 1997 to shareholders of record on March 20, 1997. The high and low sales price and the cash dividends have been restated to reflect the effects of the stock split.
(3) On February 26, 1998, the Board of Directors approved another 3 for 2 stock split distributable on April 17, 1998. The figures in the above table are not adjusted to reflect the 1998 split.

Item 6.  Selected Consolidated Financial Data


                                                                            Y e a r s  E n d e d  D e c e m b e r  31,
                                                           -----------------------------------------------------------------------
                                                               1997           1996          1995            1994           1993
                                                           -----------    -----------    -----------    -----------    -----------
Summary Earnings (in thousands)
     Interest income                                       $    40,175    $    37,284    $    36,995    $    32,612    $    29,267
     Interest expense                                           15,533         14,599         15,150         11,006         10,237
                                                           -----------    -----------    -----------    -----------    -----------
        Net interest income                                     24,642         22,685         21,845         21,606         19,030
     Provision for loan losses                                   1,630            700          1,200            944          1,065
                                                           -----------    -----------    -----------    -----------    -----------
        Net interest income after
          provision for loan losses                             23,012         21,985         20,645         20,662         17,965
     Noninterest income                                          4,596          4,118          4,459          3,571          4,861
     Noninterest expenses                                       15,984         16,228         15,531         15,535         14,897
                                                           -----------    -----------    -----------    -----------    -----------
        Income before cumulative effect
            of change in accounting principle
            and income taxes                                    11,624          9,875          9,573          8,698          7,929
     Income taxes                                                4,068          3,456          3,293          3,062          2,887
                                                           -----------    -----------    -----------    -----------    -----------
        Income before cumulative effect of
            change in accounting principle                       7,556          6,419          6,280          5,636          5,042
     Cumulative effect of change in
        accounting principle                                      --             --             --             --             (205)
                                                           -----------    -----------    -----------    -----------    -----------
        Net income                                         $     7,556    $     6,419    $     6,280    $     5,636    $     4,837
                                                           ===========    ===========    ===========    ===========    ===========

Per Share Data
     Basic earnings per common share
        before cumulative effect of
        change in accounting principle                     $      1.77    $      1.51    $      1.46    $      1.30     $     1.14
     Cumulative effect of change in
        accounting principle                                      --             --             --             --            (0.05)
     Basic earnings per common share                              1.77           1.51           1.46           1.30           1.09
     Diluted earnings per common share                            1.75           1.50           1.45           1.30           1.09
     Cash dividends declared                                      0.54           0.49           0.46           0.44           0.44
     Book value-end of year                                      11.74          10.41           9.47           7.71           7.28
     Tangible book value-end of year                             11.29          10.11           9.02           7.78           7.28
     Weighted average shares
        outstanding (in thousands)                               4,257          4,257          4,248          4,248          4,248

Pro Forma Per Share Data (1)
     Basic earnings per common share
        before cumulative effect of
        change in accounting principle                     $      1.18    $      1.01    $      0.97    $      0.87    $      0.76
     Cumulative effect of change
        in accounting principle                                   --             --             --             --            (0.03)
     Basic earnings per common share                              1.18           1.01           0.97           0.87           0.73
     Diluted earnings per common share                            1.17           1.00           0.97           0.87           0.73
     Cash dividends declared                                      0.36           0.33           0.31           0.29           0.29
     Book value-end of year                                       7.83           6.94           6.31           5.14           4.85
     Tangible book value-end of year                              7.53           6.74           6.01           5.19           4.85
     Weighted average shares
        outstanding (in thousands)                               6,386          6,386          6,372          6,372          6,372

Balance Sheet Data-end of year
     (in thousands)
     Total assets                                          $   548,037    $   504,689    $   491,457    $   479,312    $   421,659
     Securities held to maturity and
        securties available for sale                           107,627        118,628        142,233        148,781        118,939
     Loans                                                     401,854        351,793        311,164        290,654        266,992
     Allowance for loan losses                                   4,893          3,653          3,647          3,839          3,905
     Total deposits                                            470,693        430,013        436,452        424,170        385,430
     Long-term borrowings                                        9,879          9,983           --            5,000           --
     Total stockholders' equity                                 49,770         44,361         40,241         35,129         33,305

Selected Performance Ratios
     Return on average total assets                               1.45%          1.31%          1.32%          1.25%          1.23%
     Return on average total
        stockholders' equity                                     16.05          15.18          16.66          16.58          15.63
     Dividend payout ratio                                       30.27          32.36          32.28          35.47          41.39
     Average total stockholders' equity
        to average total assets                                   9.02           8.61           7.90           7.52           7.90
     Net yield on interest earning
        assets (taxable equivalent)                               5.05           4.98           4.91           5.13           4.98
     Noninterest expenses to average assets                       3.06           3.31           3.26           3.44           3.65
     Noninterest income to average assets                         0.88           0.84           0.93           0.79           1.19

Asset Quality Ratios-end of year
     Nonaccrual loans to total loans                              0.38%          0.59%          0.81%          2.13%          1.47%
     Nonperforming assets to total assets                         0.38           0.68           1.06           1.58           1.25
     Allowance for loan losses
        to nonaccrual loans                                     323.18         175.29         145.24          62.15          99.77
     Allowance for loan losses to
        total loans                                               1.22           1.04           1.17           1.32           1.46
     Net charge-offs to average
        loans for the year                                        0.11           0.21           0.48           0.37           0.48

Liquidity and Capital Ratios
     Average loans to average deposits                           82.21%         74.78%         68.60%         66.69%         70.34%
     Total stockholders' equity to
        total assets                                              9.08           8.79           8.19           7.33           7.90
     Tier I capital to risk-weighted assets                      12.78          13.29          13.16          12.56          12.98
     Total capital to risk-weighted assets                       14.03          14.42          14.41          13.81          14.23
     Tier I leverage ratio                                        8.86           8.66           7.98           7.57           7.96

----------
(1) On February 26, 1998, the Company declared a 3 for 2 stock split to be distributed on April 17, 1998, to shareholders of record as of March 20, 1998. The restated per share data reflects the effects of the stock split. Pro forma amounts are stated because the stock split had not been affected as of December 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This section presents management's discussion and analysis of the consolidated results of operations and financial condition of Interchange Financial Services Corporation (the "Company"). The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto on pages F-1 through F-28 and the summary consolidated data included elsewhere in this report.

Overview of Results

      1997 was a productive year for the Company, highlighted by significant loan growth, solid earnings performance, and an improvement in asset quality. As a result of the sustained earnings and capital growth, the quarterly dividend paid on common stock was increased in 1997 to an annualized rate of $0.54 as compared to $0.49 in 1996.

      Net income for the year ended December 31, 1997 was $7.6 million as compared with $6.4 million in 1996, an increase of 17.7%. For the same period basic earnings per common share rose 17.2% to $1.77 from $1.51 in 1996. As a result, the Company's relevant earnings performance measures remained strong. The Company's returns on average equity and average assets were 16.05% and 1.45%, respectively, in 1997 as compared to 15.18% and 1.31%, respectively, in 1996.

      Earnings for 1997 were favorably affected by an increase in net interest income of $2.0 million or 8.6% compared to the previous year. The enhancement resulted from strong loan growth and an improved net interest margin. Average total loans increased $42.7 million or 13.1%, of which $20.3 million of the growth was comprised of consumer and residential mortgage loans. Net interest income also benefited from the growth in interest bearing and non-interest bearing demand deposits which increased on average $28.9 million or 15.5%. The strong loan growth, combined with an increase in low cost deposit liabilities, improved the net interest margin to 5.05%, an increase of 7 basis points over 1996.

      Net income for 1997 was adversely affected by an increase of $930 thousand in the provision for loan losses as compared to 1996. The increase is mainly attributable to the growth of the loan portfolio, particularly commercial loans which typically carry higher levels of inherent credit risk.

      Net income for 1997 was favorably affected by a pretax gain of $1.1 million resulting from the sale of two commercial mortgage loans and a pretax gain of $775 thousand related to the collection of principal on a loan in excess of its carrying value. The effects of these gains on earnings, when compared to the prior year, were partly offset by net pretax gains of $951 thousand realized in 1996 related to the sale of deposits of a branch location, the sale of available-for-sale ("AFS") securities and the collection of principal on a loan in excess of its carrying value.

      In 1997, the Company continued to invest in technology and other tools to deliver faster more efficient services to its customers. Notwithstanding such investments the Company managed to control noninterest expenses which decreased by 1.5% to $16.0 million and helped improve earnings.

      In 1996, the Company reported net income of $6.4 million or $1.51 basic earnings per common share, as compared with $6.3 million or $1.46 basic earnings per common share in 1995. The Bank's return on average equity and average assets were 15.18% and 1.31%, respectively, in 1996 as compared to 16.66% and 1.32%, respectively, in 1995.

      Net income for 1996 was favorably affected by an increase in net interest income of $840 thousand or 3.8%, as compared to 1995 due largely to an improved net interest margin. The net interest margin increased 7 basis points in 1996, as compared to 1995, and was augmented by growth in average interest earning assets from 1995 levels. The growth occurred in loans which generally are the higher yielding assets for the Company. The net interest margin was also positively affected by growth in average noninterest bearing deposits of $6.2 million or 9.5%, from 1995 levels of $65.2 million. Furthermore, net interest income was positively affected by a favorable change in average rate paid on interest bearing liabilities resulting from a favorable shift in the mix of the Company's interest bearing liabilities.

      In addition, net income for 1996 was beneficially affected by a decrease of $500 thousand in the provision for loan losses as compared to 1995. The decrease was mainly attributable to improved trends with respect to nonperforming loans and a decline in charge-off experience in 1996 as compared to 1995.

      Net income for 1996 included the effects of the following pretax gains: A net gain of $455 thousand resulting from the sale of deposits of one of the Company's branch locations; a net gain of $235 thousand from the sale of AFS securities; and, a gain of $261 thousand related to the collection of principal on a loan in excess of its carrying value. The aforementioned gains did not serve to increase net income for 1996 over 1995 mainly due to a net gain of $828 thousand in 1995 related to the sale of a portion of the subsidiary bank's loan servicing portfolio.

      The benefits obtained from the improved net interest income and decrease in the provision for loan losses were partially offset by an increase of $697 thousand or 4.5% in operating expenses for 1996, as compared to 1995.

Table 1

--------------------------------------------------------------------------------
Summary of Operating Results
--------------------------------------------------------------------------------

                                                1997         1996        1995
                                                ----         ----        ----

Net income (in thousands)                      $7,556       $6,419      $6,280
Basic earnings per common share                  1.77         1.51        1.46
Diluted earnings per common share                1.75         1.50        1.45
Return on average total assets                   1.45%        1.31%      1.32%
Return on average total equity                  16.05        15.18       16.66
Dividend payout ratio*                          30.27        32.36       32.28
Average total stockholders' equity to            9.02         8.61        7.90
    average total assets

----------
* Cash dividends declared on common and preferred shares to net income.

Net Interest Income

      Net interest income is the difference between the interest a company earns on its assets, principally loans and investment securities, and interest it pays on its deposits and borrowings. When expressed as a percentage of average assets, it is referred to as net interest margin, or simply interest margin. Table 3, which presents changes in interest income and interest expense by major asset and liability category for 1997 and 1996, illustrates the impact of average volume growth (estimated according to prior year rates) and rate changes (estimated on the basis of prior year volumes). Changes not due solely to changes in either volume or rates have been allocated based on the relationship of changes in volume and changes in rates.

      Figures are adjusted to a taxable equivalent basis to recognize the income from tax-exempt assets as if the interest was taxable, thereby allowing a uniform comparison to be made between yields on assets.

Table 2

--------------------------------------------------------------------------------
Analysis of Net Interest Income
for the years ended December 31,
--------------------------------------------------------------------------------
(dollars in thousands)


                                                 1997                           1996                             1995
                                     ---------------------------  -----------------------------   ----------------------------------
                                      Average            Average   Average              Average    Average                  Average
                                      Balance  Interest    Rate    Balance     Interest   Rate     Balance      Interest     Rate
                                     ---------------------------  -----------------------------   ----------------------------------
Assets
  Interest earning assets
     Loans (1)                       $368,208   $32,609    8.86%  $325,530     $29,132    8.95%    $291,981      $27,427     9.39%
     Taxable securities (4)           108,303     6,936    6.40    120,086       7,623    6.35      145,776        9,138     6.27
     Tax-exempt securities (2)(4)       2,514       129    5.13      2,919         159    5.45        1,081           74     6.85
     Federal funds sold                 9,459       530    5.60      7,705         407    5.28        6,366          374     5.87
                                     --------   -------           --------     -------             --------      -------
     Total interest earning assets    488,484    40,204    8.23    456,240      37,321    8.18      445,204       37,013     8.31
                                                -------                        -------                           -------

  Noninterest earning assets
     Cash and due from banks           23,795                       23,474                           20,781
     Allowance for loan losses         (4,308)                      (3,734)                          (3,865)
     Other assets                      13,917                       15,017                           14,898
                                     --------                     --------                         --------
     Total assets                    $521,888                     $490,997                         $477,018
                                     ========                     ========                         ========

Liabilities and stockholders'
  equity
  Interest bearing liabilities
     Demand deposits                 $136,068     4,463    3.28   $114,848       3,575    3.11     $102,397        3,141     3.07
     Savings deposits                 105,780     3,225    3.05    110,205       3,184    2.89      111,959        3,515     3.14
     Time deposits                    126,985     6,522    5.14    138,923       7,282    5.24      146,133        7,857     5.38
     Short-term borrowings             12,844       727    5.66      8,810         513    5.82        7,845          506     6.45
     Long-term borrowings               9,935       596    6.00        710          45    6.34        1,932          131     6.78
                                     --------   -------           --------     -------             --------      -------
     Total interest
       bearing liabilities            391,612    15,533    3.97    373,496      14,599    3.91      370,266       15,150     4.09
                                                -------                        -------                           -------

  Noninterest bearing liabilities
     Demand deposits                   79,044                       71,324                           65,164
     Other liabilities                  4,167                        3,888                            3,903
                                     --------                     --------                         --------
     Total liabilities (3)            474,823                      448,708                          439,333
     Stockholders' equity              47,065                       42,289                           37,685
                                     --------                     --------                         --------
     Total liabilities and
       stockholders' equity          $521,888                     $490,997                         $477,018
                                     ========                     ========                         ========

Net interest income
   (tax-equivalent basis)                        24,671    4.26                 22,722    4.27                    21,863     4.22
Tax-equivalent basis adjustment                     (29)                           (37)                              (18)
                                                -------                        -------                           -------
Net interest income                             $24,642                        $22,685                           $21,845
                                                =======                        =======                           =======

Net interest income as a
  percent of interest
  earning assets
  (tax-equivalent basis)                                   5.05%                          4.98%                              4.91%

----------
(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio.
(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3)   All deposits are in domestic bank offices.
(4) The average balances are based on historical cost and do not reflect unrealized gains or losses.

Table 3

--------------------------------------------------------------------------------
Effect of Volume and Rate Changes on Net Interest Income
--------------------------------------------------------------------------------
(in thousands)


                                            Year ended December 31,                            Year ended December 31,
                                           1997 compared with 1996                            1996 compared with 1995
                                              increase (decrease)                                increase (decrease)
                                               due to change in:                                  due to change in:
                                 ---------------------------------------------        ----------------------------------------------
                                                                    Net                                                     Net
                                   Average         Average         Increase            Average           Average          Increase
                                   Volume           Rate           (Decrease)           Volume            Rate           (Decrease)
                                 ---------------------------------------------        ----------------------------------------------
Interest income
   Loans                           $3,819          $(342)           $3,477             $3,150           $(1,445)           $1,705
   Taxable securities                (755)            68              (687)            (1,632)              117            (1,515)
   Tax-exempt securities              (21)            (9)              (30)               126               (41)               85
   Federal funds sold                  97             26               123                 79               (46)               33
                                   ------          -----            ------             ------             -----             -----
      Total interest income         3,140           (257)            2,883              1,723            (1,415)              308
                                   ------          -----            ------             ------             -----             -----

Interest expense
   Demand deposits                    688            200               888                387                47               434
   Savings deposits                  (128)           169                41                (54)             (277)             (331)
   Time deposits                     (616)          (144)             (760)              (376)             (199)             (575)
   Short-term borrowings              235            (21)              214                 63               (56)                7
   Long-term borrowings               585            (34)              551                (78)               (8)              (86)
                                   ------          -----            ------             ------             -----             -----
      Total interest expense          764            170               934                (58)             (493)             (551)
                                   ------          -----            ------             ------             -----             -----
Change in net interest income      $2,376          $(427)           $1,949             $1,781             $(922)            $ 859
                                   ======          =====            ======             ======             =====             =====

----------
Nonperforming loans are included in interest earning assets.

      Interest income, on a taxable equivalent basis, totaled $40.2 million in 1997, an increase of $2.9 million or 7.7% from $37.3 million in 1996. The increase was predominantly due to an increase in the average volume of loans. The average balance of commercial and commercial mortgage loans totaled $170.6 million in 1997, compared to $148.1 million in 1996, an increase of $22.5 million or 15.2%. The average balances of consumer loans (comprised mostly of home equity loans) totaled $156.0 million in 1997, compared to $135.7 million in 1996, an increase of $20.3 million or 15.0%. The increase in the average loan volume was partly offset by a decrease in the average volume of securities; the proceeds of which were used to fund a portion of the loan growth. The average yield on all interest earning assets was 8.23% in 1997 as compared to 8.18% in 1996, an increase of 5 basis points.

      Interest expense, on a taxable equivalent basis, totaled $15.5 million in 1997, an increase of $934 thousand or 6.4% from $14.6 million in 1996. The increase was mostly due to increases in the average volume of interest bearing demand deposits and long-term borrowings . The average balance of interest bearing demand deposits was $136.1 million in 1997, compared to $114.9 million in 1996, an increase of $21.2 million or 18.5%. The average balance of long-term borrowings was $9.9 million in 1997, compared to $710 thousand in 1996, an increase of $9.2 million. The growth in demand deposits is attributable to the Company's continued efforts in marketing and sales. Commercial loans resulting from these efforts generally carry compensating deposit balances. The average yield on all interest bearing liabilities was 3.97% in 1997 as compared to 3.91% in 1996, an increase of 6 basis points.

      In 1996, interest income, on a taxable equivalent basis, was $37.3 million, an increase of $308 thousand or 0.8% from $37.0 million in 1995. The increase was predominantly due to an increase in the average volume of loans. The average balance of commercial and commercial mortgage loans totaled $148.1 million in 1996, compared to $129.3 million in 1995, an increase of $18.8 million or 14.5%. The average balances of consumer loans (comprised mostly of home equity loans) totaled $135.7 million in 1996, compared to $119.5 million in 1995, an increase of $16.2 million or 13.6%. The increase in the average loan volume was partly offset by a decrease in the average rate earned on loans and a decrease in the average volume of securities; the proceeds of which were used to fund a portion of the loan growth. The average yield on all interest earning assets was 8.18% in 1996 as compared to 8.31% in 1995, a decrease of 13 basis points.

      In 1996, interest expense, on a taxable equivalent basis, totaled $14.6 million, a decrease of $551 thousand or 3.6% from $15.2 million in 1995. The decline was mostly due to decreases in the average rate paid on deposits which resulted from a favorable shift in the composition of deposit liabilities for 1996. The shift occurred mostly from time deposits which carry higher yields to lower costing demand deposits. The average balance of interest bearing demand deposits was $114.9 million in 1996, compared to $102.4 million in 1995, an increase of $12.5 million or 12.2%. The average balance of time deposits was $138.9 million in 1996, compared to $146.1 million in 1995, a decrease of $7.2 million or 4.9%. The growth in demand deposits is attributable largely to the Company's marketing effort along with a more focused sales approach in the lending area. The loans resulting from this effort generally carry compensating balances in the form of demand deposit accounts. The reduction in time deposits was part of a planned effort not to renew certain high cost single transaction time deposits. The average yield on all interest bearing liabilities was 3.91% in 1996 as compared to 4.09% in 1995, a decrease of 18 basis points.

Loan Losses

      The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to the level it considers adequate to reflect the risk of future losses in the loan portfolio. Factors considered in the evaluation include: past loss experience; changes in the composition of nonperforming loans; the condition of borrowers facing financial pressure; the relationship of the current level of the allowance to the portfolio and to nonperforming loans; loan concentrations and economic conditions.

      Loan loss provisions for 1997 amounted to $1.6 million, an increase of $930 thousand from the previous year. The Bank's lending focus and growth have been largely in its commercial and commercial mortgage loan portfolio. Such growth and concentration can change the characteristics and potentially increase the inherent credit risk in the Bank's loan portfolio. As a result, during 1997, the Bank has increased its allowance for loan losses to capture such risk which resulted in an increase in the provision for loan losses.

      In 1996, the loan loss provision amounted to $700 thousand, a decrease of $500 thousand from 1995. The decrease in the provision for loan losses reflected, in part, the positive trends in nonperforming loans. In addition, it reflected the decrease in charge-off experience during 1996. Net loans charged-off against the allowance for loan losses in 1996 amounted to $694 thousand, down $698 thousand from $1.4 million in 1995.

      See sections on Loan Portfolio and Loan Quality beginning on page 24 of this report for additional discussions pertaining to the allowance for loan losses.

Table 4

--------------------------------------------------------------------------------
Loan Loss Experience
for the years ended December 31,
--------------------------------------------------------------------------------
(dollars in thousands)


                                                              1997           1996            1995            1994            1993
                                                              ----           ----            ----            ----            ----

Average loans outstanding                                  $368,208        $325,530        $291,981        $272,399        $262,222
                                                           ========        ========        ========        ========        ========

Allowance at beginning of year                             $  3,653        $  3,647        $  3,839        $  3,905        $  4,100
                                                           --------        --------        --------        --------        --------
Loans charged off
    Commercial                                                  293               8             399             281             138
    Installment                                                 141              67             108             149             613
    Real estate                                                 139             770             914             647             560
    Lease financing                                            --                57              89              47            --
                                                           --------        --------        --------        --------        --------
        Total                                                   573             902           1,510           1,124           1,311
                                                           --------        --------        --------        --------        --------

Recoveries of loans previously charged off
    Commercial                                                   84              75              25            --              --
    Installment                                                  29              45              54              99              42
    Real estate                                                  70              88              32              15               9
    Lease financing                                            --              --                 7            --              --
                                                           --------        --------        --------        --------        --------
        Total                                                   183             208             118             114              51
                                                           --------        --------        --------        --------        --------
Net loans charged off                                           390             694           1,392           1,010           1,260
                                                           --------        --------        --------        --------        --------

Additions to allowance charged to expense                     1,630             700           1,200             944           1,065
                                                           --------        --------        --------        --------        --------
Allowance at end of year                                   $  4,893        $  3,653        $  3,647        $  3,839        $  3,905
                                                           ========        ========        ========        ========        ========

Allowance to total loans                                       1.22%           1.04%           1.17%           1.32%           1.46%
Allowance to nonaccrual loans                                323.18          175.29          145.24           62.15           99.77
Allowance to nonaccrual loans and
     loans past due 90 days or more                          295.65          173.21          145.24           62.15           95.92
Ratio of net charge-offs to average loans                      0.11            0.21            0.48            0.37            0.48

      The allowance for losses represented 234.5% of nonperforming assets at the end of 1997, up from 106.8% at the end of 1996.

      The ratio increased as a result of a $1.3 million decrease in nonperforming assets in 1997 as compared to the end of the year in 1996. The decrease resulted largely from the sale of approximately $610 thousand of foreclosed real estate which resulted in a net gain of approximately $6 thousand.

Table 5

--------------------------------------------------------------------------------
Allocation of Allowance for Loan Losses
at December 31,
--------------------------------------------------------------------------------
(in thousands)

                             1997       1996       1995        1994        1993
                             ----       ----       ----        ----        ----

Commercial and financial    $3,333     $2,199     $1,993      $1,985      $2,822
Installment                    126        137        215         278         324
Real estate                    605        591        813         611         592
Unallocated                    829        726        626         965         167
                            ======     ======     ======      ======      ======
                            $4,893     $3,653     $3,647      $3,839      $3,905
                            ======     ======     ======      ======      ======

      The above allocation is intended for analytical purposes and may not be indicative of the categories in which future loan losses occur.

Noninterest income

      Noninterest income consists of all income other than interest and dividend income and is derived from: fees on bank transactions and credit cards; commissions on sales of annuities and mutual funds; rental of safe deposit space and net gains on sales of assets. Noninterest income totaled $4.6 million for 1997, an increase of $478 thousand or 11.6% from $4.1 million for 1996. For 1996, total noninterest income decreased $341 thousand or 7.6% from $4.5 million for the year ended December 31, 1995. The elements that significantly contributed to the changes in noninterest income are highlighted below.

      The increase in noninterest income for 1997 compared to 1996 was largely due to a $1.1 million pretax gain from the sale of two commercial mortgage loans and a $341 thousand increase in service fees collected on deposit accounts. Service charges to non-customers for use of the subsidiary bank's ATM machines contributed $177 thousand to the increase in service fee income. Further contributing to the improved noninterest income in 1997 compared to 1996 was an increase of $255 thousand relating to the collection of principal in excess of reserves on loans purchased at a discount. These benefits, however, were partially offset by net pretax gains, recognized in 1996, of $455 thousand from the sale of deposits of a branch location and $235 from the sale of available for sale securities which were sold as part of a securities portfolio restructuring plan. Noninterest income for 1996 also included $511 thousand of discount accretion in connection with a past acquisition that did not reoccur in 1997.

      In addition to the 1996 benefits, mentioned previously, noninterest income for 1996, also benefited from a $261 thousand gain related to the collection of principal on loans in excess of their carrying value. The benefits described above did not result in an increase to noninterest income in 1996 over 1995 largely because of a net pretax gain in 1995 of $828 thousand pertaining to the sale of a portion of the subsidiary bank's loan servicing portfolio. Consequently, noninterest income for 1996 decreased, in large part, because the discount connected with an acquisition of a failed financial institution had been fully accreted. Discount accretion contributed $249 thousand less to noninterest income in 1996 as compared to 1995.

Table 6

--------------------------------------------------------------------------------
Noninterest Income
for the years ended December 31,
--------------------------------------------------------------------------------
(in thousands)

                                                   1997        1996        1995
                                                   ----        ----        ----

Service fees on deposit accounts                  $1,920      $1,579      $1,474
Service fees on loan accounts                         65          69         280
Service fees on credit cards                         125          86          48
Net gain on sale of loans                          1,067        --            22
Net gain on sale of securities                      --           242          15
Commission on annuity and mutual
   fund sales                                         39          66         138
Accretion of discount in
   connection with acquisition                      --           511         760
Collection of acquired loans in
   excess of carrying value                          855         600         406
Rental on safe deposit boxes                         151         148         142
Net gain on sale of deposits of
   a branch location                                --           455        --
Net gain on sale of loan
   servicing rights                                 --          --           828
All other                                            374         362         346
                                                  ------      ------      ------
                                                  $4,596      $4,118      $4,459
                                                  ======      ======      ======

Noninterest Expenses

      Noninterest expenses totaled $16.0 million for 1997. This represented a decrease of $244 thousand or 1.5% from total noninterest expenses of $16.2 million for 1996. For 1996, total noninterest expenses increased $697 thousand or 4.5% from $15.5 million for the year ended December 31, 1995. The elements that significantly contributed to the changes in noninterest expenses are highlighted below.

      The decrease in noninterest expenses for 1997 was attributable, in part, to a $252 thousand decline in foreclosed real estate expense resulting from the workout and sale of the Company's foreclosed real estate during the first half of the year. Also contributing to the improvement in noninterest expenses was a $109 decrease in Federal Deposit Insurance Corporation ("FDIC") assessment due to a one time FDIC special assessment charged in 1996. Furthermore, net occupancy and furniture and equipment costs decreased $219 thousand. This decrease was mainly the result of closing two branch offices during 1996 and the purchase of a previously leased branch location during

1997 coupled with a decline in maintenance costs incurred at all the Company's locations. An increase of $545 thousand in salaries and benefits due primarily to annual salary increases and promotions partially offset the benefits described above.

      Affecting the change in noninterest expenses for 1996 was an increase of $389 thousand or 5.4% in salaries and related expenses. For the most part, the increase resulted from promotions and normal annual salary adjustments. An increase of $210 thousand or 4.9% in other noninterest expenses also contributed to the change. The increase reflects a $250 thousand reduction of other noninterest expenses in 1995 for the reversal of a reserve related to a settled lawsuit. Furthermore, noninterest expenses were adversely affected by an increase of $198 thousand or 366.7% in foreclosed real estate expenses. In 1996, foreclosed real estate expense included net losses of $87 thousand pertaining to the disposition of foreclosed real estate as compared to net gains of $127 thousand for 1995. In 1996, noninterest expenses were favorably affected by a $343 thousand or 68.2% decrease in insurance premiums paid by the Company to the FDIC for deposit insurance. The decrease reflects the reduction in premium as the Bank Insurance Fund attained target reserve levels.

Table 7

--------------------------------------------------------------------------------
Noninterest Expenses
for the years ended December 31,
--------------------------------------------------------------------------------
(in thousands)

                                              1997         1996           1995
                                              ----         ----           ----

Salaries and benefits                      $  8,188      $  7,643      $  7,254
Net occupancy and furniture
  and equipment                               2,701         2,920         2,777
Other expenses
  Advertising and promotion                     727           773           673
  Stationery, printing and
    supplies                                    279           359           281
  Federal Deposit Insurance
    Corporation assessment                       51           160           503
  Professional fees                           1,183         1,117         1,321
  Communications                                279           246           217
  Postage and shipping                          291           301           282
  Credit card processing fees                    63            45            36
  Credit services                                95           145           156
  Foreclosed real estate
    expense                                    --             252            54
  Amortization of premiums
    in connection with
    acquisitions                                444           444           444
  Provision for litigation
    contingency                                --             (33)         (250)
  Directors' fees, travel
    and retirement                              564           553           536
  Insurance premiums                            194           204           256
  Unrealized (gain)/loss on
    loans held for sale                         (18)           13           (60)
  All other                                     943         1,086         1,051
                                           --------      --------      --------
                                           $ 15,984      $ 16,228      $ 15,531
                                           ========      ========      ========

Income Taxes

      In 1997, income taxes amounted to $4.1 million as compared to $3.5 million and $3.3 million for 1996 and 1995, respectively. The effective tax rate in 1997 was 35.0% as compared to 35.0% and 34.4% for 1996 and 1995, respectively. Detailed information on income taxes is shown in Notes 1 and 16 to the Consolidated Financial Statements.

New Pronouncements

      In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," ("SFAS No. 127"). SFAS No. 127 amends Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125"), by deferring for one year the effective date of paragraph 15 of SFAS No. 125 addressing secured borrowings and collateral, and paragraphs 9 through 12 and 237(b) addressing repurchase agreements, dollar rolls, security lending and similar transactions. The Company has determined that the adoption of SFAS No. 127 will not have a material impact on its consolidated financial statements.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 beginning January 1, 1998.

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

Loan Portfolio

      The Company, during 1997, continued to experience strong growth in its loan portfolio. At December 31, 1997, total loans amounted to $401.9 million, up $50.1 million or 14.2% over the previous year. Promotional campaigns in conjunction with competitive loan rates and focused sales efforts were instrumental to the loan growth. The loan growth was largely in the subsidiary bank's delineated community which confirms the Company's pledge of striving to be the largest community-based banking organization in Bergen County, dedicated to community service and helping its customers grow and prosper.

      In 1996, total loans increased $40.6 million from the 1995 level. The increase was largely the result of promotional campaigns and competitive loan rates as well as the ability of the Company to identify and meet the needs of its business customers.

      Commercial real estate mortgage loans amounted to $127.9 million at December 31, 1997, and represented 31.8% of total loans compared to $112.2 million or 31.9% of all loans at the end of 1996. These loans are secured primarily by first priority mortgage liens on owner-occupied commercial properties. While approximately 80% of all loans are collateralized by real estate located in northern New Jersey, the Company does not have any concentration of loans in any single industry classified under the Standard Industrial Classification Code which exceeds 4% of its total loans.

Table 8

--------------------------------------------------------------------------------
Loan Portfolio
at December 31,
--------------------------------------------------------------------------------


                                                             1997             1996            1995           1994             1993
                                                             ----             ----            ----           ----             ----
Amounts of loans by type (in thousands)
   Commercial and financial                              $   51,560        $ 51,908        $ 42,106        $ 36,512        $ 35,380
   Real estate-construction                                   1,974           3,414           1,484           1,917             207
   Real estate-mortgage
     1-4 family residential
        First liens                                          49,477          40,426          42,088          43,229          55,982
        Junior liens                                         15,617          18,254          20,919          25,266          38,771
        Available for sale                                     --             1,195           1,106           1,086          15,751
        Home equity                                         142,091         119,876         101,133          88,147          50,197
     Commercial                                             127,856         112,233          96,910          87,728          60,771
   Installment
        Credit cards and related plans                        2,381           2,666           2,902           3,314           4,039
        Other                                                   797           1,821           2,461           2,757           3,918
   Lease financing                                           10,101            --                55             698           1,976
                                                         ----------        --------        --------        --------        --------
                     Total                               $  401,854        $351,793        $311,164        $290,654        $266,992
                                                         ==========        ========        ========        ========        ========

Percent of loans by type
   Commercial and financial                                    12.8%           14.8%           13.5%           12.6%           13.2%
   Real estate-construction                                     0.5             1.0             0.5             0.7             0.1
   Real estate-mortgage
     1-4 family residential
        First liens                                            12.3            11.5            13.5            14.9            21.0
        Junior liens                                            3.9             5.2             6.7             8.7            14.5
        Available for sale                                     --               0.3             0.4             0.4             5.9
        Home equity                                            35.4            34.1            32.5            30.3            18.8
     Commercial                                                31.8            31.9            31.2            30.2            22.8
   Installment
         Credit cards and related plans                         0.6             0.7             0.9             1.1             1.5
         Other                                                  0.2             0.5             0.8             0.9             1.5
   Lease financing                                              2.5             --              --              0.2             0.7
                                                         ----------        --------        --------        --------        --------
                     Total                                    100.0%          100.0%          100.0%          100.0%          100.0%
                                                         ==========        ========        ========        ========        ========

Table 8a

--------------------------------------------------------------------------------

      The following table sets forth the maturity distribution of the Company's loan portfolio as of December 31, 1997 The table excludes real estate loans (other than construction loans), lease financing and installment loans: (in thousands)

                                                Due after
                                      Due in    one year    Due after
                                     one year    through       five
                                      or less  five years     years       Total
                                      -------  ----------     -----       -----

Commercial and financial             $10,160     $34,682     $ 6,718     $51,560
Construction                           1,974        --          --         1,974
                                     -------     -------     -------     -------
            Total                    $12,134     $34,682     $ 6,718     $53,534
                                     =======     =======     =======     =======

Table 8b

--------------------------------------------------------------------------------

      The following table sets forth, as of December 31, 1997, the sensitivity of the amounts due after one year to changes in interest rates: (in thousands)

                                                  Due after
                                                  one year          Due after
                                                   through            five
                                                 five years           years
                                                 ----------           -----

Fixed interest rate                                $12,041           $   927
Variable interest rate                              22,641             5,791
                                                   -------           -------
            Total                                  $34,682           $ 6,718
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

Nonperforming Assets

      Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed real estate. Foreclosed real estate, representing real estate collateral acquired by legal foreclosure procedures, is valued using independent appraisals and the Company's policy is to review such appraisals annually. The Company intends to dispose of each property at or near its current valuation. However, there can be no assurance that disposals will be made as soon as anticipated or at expected values. Table 9 presents the detail of nonperforming assets and the aggregate of loans whose principal and/or interest has not been paid according to contractual terms. (See discussion of loan losses on page 17.) Other than the loans included in the table, there were no material potential problem loans, either individually or in the aggregate, at December 31, 1997.

Table 9

--------------------------------------------------------------------------------
Loan Delinquencies and Nonperforming Assets
at December 31,
--------------------------------------------------------------------------------
(dollars in thousands)


                                                                      1997          1996          1995          1994          1993
                                                                      ----          ----          ----          ----          ----
Loans delinquent and accruing interest
   Loans past due 30-89 days                                         $  533        $  772        $  853        $  805        $  600
   Loans past due 90 days or more                                       141            25          --            --             157
                                                                     ------        ------        ------        ------        ------
       Total loans delinquent and accruing interest                  $  674        $  797        $  853        $  805        $  757
                                                                     ======        ======        ======        ======        ======
Nonaccrual loans                                                     $1,514        $2,084        $2,511        $6,177        $3,914
Foreclosed real estate                                                 --             610         1,213           880         1,342
Restructured loans                                                      573           725         1,465           522          --
                                                                     ------        ------        ------        ------        ------
   Total nonperforming assets                                        $2,087        $3,419        $5,189        $7,579        $5,256
                                                                     ======        ======        ======        ======        ======
   Total nonperforming assets and loans
         past due 90 days or more                                    $2,228        $3,444        $5,189        $7,579        $5,413
                                                                     ======        ======        ======        ======        ======

Nonaccrual loans to total loans                                        0.38%         0.59%         0.81%         2.13%         1.47%
Nonperforming assets to total loans and
   foreclosed real estate                                              0.52          0.97          1.66          2.60          1.96
Nonperforming assets to total assets                                   0.38          0.68          1.06          1.58          1.25
Nonaccrual loans and loans past due 90 days
   or more to total loans                                              0.41          0.60          0.81          2.13          1.52
Nonperforming assets and loans past due 90 days
   or more to total loans and foreclosed real estate                   0.55          0.98          1.66          2.60          2.02
Nonperforming assets and loans past due 90 days
   or more to total assets                                             0.41          0.68          1.06          1.58          1.28

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

      Table 10 presents a summary of the contractual maturities and weighted average yields (adjusted to a taxable equivalent basis) of securities held to maturity and securities available for sale. Historical cost was used to calculate the weighted average yields.

Table 10

--------------------------------------------------------------------------------
Securities
at December 31, 1997

--------------------------------------------------------------------------------
(dollars in thousands)


                                                                           After 1      After 5                             Weighted
                                                               Within     But Within   But Within     After                  Average
                                                               1 Year      5 Years      10 Years     10 Years       Total     Yield
                                                               ------      -------      --------     --------       -----     -----
Securities held to maturity at amortized cost
   Obligations of U.S. Treasury                               $ 14,133     $  8,001         --           --       $ 22,134    6.12%
   Mortgage-backed securities                                     --           --       $  4,723     $  9,603       14,326    6.64
   Obligations of U.S. agencies                                   --          3,976        2,735         --          6,711    6.77
   Obligations of states & political subdivisions                3,049         --           --           --          3,049    5.58
   Other debt securities                                          --             50          100         --            150    6.58
                                                              --------     --------     --------     --------     --------
                                                                17,182       12,027        7,558        9,603       46,370
                                                              --------     --------     --------     --------     --------

Securities available for sale at market value
   Obligations of U.S. Treasury                                  2,004       33,979         --           --         35,983    6.36
   Mortgage-backed securities                                     --          2,950        5,603        7,741       16,294    6.73
   Obligations of U.S. agencies                                   --          4,020         --           --          4,020    6.59
                                                              --------     --------     --------     --------     --------
                                                                 2,004       40,949        5,603        7,741       56,297
                                                              --------     --------     --------     --------     --------
        Total                                                 $ 19,186     $ 52,976     $ 13,161     $ 17,344     $102,667
                                                              ========     ========     ========     ========     ========

Weighted average yield                                           5.95%        6.41%        6.77%        6.75%       6.43%

Deposits

      The Company traditionally relies on its deposit base to fund its credit needs. Core deposits, which include noninterest bearing demand deposits, interest bearing demand accounts, savings deposits, money market accounts and time deposits in amounts under $100,000, represented 95.5% of total deposits at December 31, 1997, and 96.0% at December 31, 1996.

      Total deposits amounted to $470.7 million at December 31, 1997, an increase of $40.7 million or 9.5% from year end 1996. The most significant growth occurred in noninterest and interest bearing demand which increased $45.9 million or 23.7% to $239.7 million at December 31, 1997 as compared to the prior comparable period. Conversely, time deposits in amounts under $100,000 decreased $7.8 million or 6.9% to $104.7 million as compared to year end 1996. The positive change in the mix of deposit liabilities reflects the Company's continued emphasis of building core deposit relationships to supplant a portion of its higher costing deposit liabilities. The outflow of the higher costing time deposits was more than offset by the growth in low cost demand deposits.

Table 11

--------------------------------------------------------------------------------
Deposit Summary
at December 31,
--------------------------------------------------------------------------------
(dollars in thousands)


                                      1997                  1996                 1995                  1994                1993
                               ------------------    ------------------   ------------------   ------------------  -----------------

Noninterest bearing demand     $ 92,145     19.6%    $ 76,340     17.8%   $ 69,213     15.8%   $ 66,435     15.7%  $ 59,170    15.3%

Interest bearing demand         147,573     31.4      117,461     27.3     110,813     25.4     101,873     24.0     92,115    23.9

Money market                     40,049      8.5       39,815      9.3      38,716      8.9      37,816      8.9     43,483    11.3

Savings                          64,917     13.8       66,778     15.5      71,170     16.3      75,906     17.9     70,062    18.2

Time deposits less
   than $100,000                104,652     22.2      112,466     26.1     134,866     30.9     134,097     31.6    110,457    28.7

Time deposits greater
   than $100,000                 21,357      4.5       17,153      4.0      11,674      2.7       8,043      1.9     10,143     2.6
                               --------    -----     --------    -----    --------    -----    --------    -----   --------   -----
                               $470,693    100.0%    $430,013    100.0%   $436,452    100.0%   $424,170    100.0%  $385,430   100.0%
                               ========    =====     ========    =====    ========    =====    ========    =====   ========   =====

----------
* The following table shows the time remaining to maturity of time certificates of deposit of $100,000 or more as of December 31, 1997 (in thousands)

Three months or less                       $ 8,447
Over three months through six months         7,106
Over six months through twelve months        3,512
Over twelve months                           2,292
                                           -------
                                           $21,357
                                           =======

Interest Rate Risk Management

      Interest rate risk is generally described as the exposure to potentially adverse changes in current and future net interest income resulting from: fluctuations in interest rates; product spreads; and imbalances in the repricing opportunities of interest-rate sensitive assets and liabilities. Therefore, managing the Company's interest rate sensitivity is a primary objective of the Company's senior management. The Company's Asset/Liability Committee ("ALCO") is responsible for managing the exposure to changes in market interest rates. ALCO attempts to maintain stable net interest margins by periodically evaluating the relationship between interest-rate sensitive assets and interest-rate sensitive liabilities. The evaluation attempts to determine the impact on net interest margin from current and prospective changes in market interest rates.

      The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company periodically reviews and validates these assumptions. At December 31, 1997, the Company simulated the effects on Net Interest Income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. Based on the simulation, it was estimated that net interest income, over a twelve month horizon, would not decrease by more than 8.0%. At December 31, 1997, the Company was within policy limits established for changes in net interest income and future economic value.

      The preceding simulation does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

      Also, as market conditions vary from those assumed in the simulation, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variable. Furthermore, the simulation does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

      In addition to the above mentioned techniques, the Company utilizes sensitivity gap as an interest rate risk measurement. Sensitivity gap is determined by analyzing the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same period of time. Sensitivity gap provides an indication of the extent to which the Company's net interest income may be affected by future changes in market interest rates. The cumulative gap position as a percentage of total assets provides one relative measure of the Company's interest rate exposure.

      The cumulative gap between the Company's interest-rate-sensitive assets and its interest-rate-sensitive liabilities repricing within a one-year period was (4.35%) at December 31, 1997. Since the cumulative gap was negative, the Company has a "negative gap" position which theoretically will cause its assets to reprice more slowly than its deposit liabilities. In a declining interest rate environment, interest costs may be expected to fall faster than the interest received on earning assets, thus increasing the net interest spread. If interest rates increase, a negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities therefore decreasing the net interest spread.

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

Table 12
--------------------------------------------------------------------------------
Interest Rate Sensitivity Analysis
at December 31, 1997
--------------------------------------------------------------------------------
(dollars in thousands)


                                                                                                                Non-
                                      3           6       6 Mos. to     1 to 3        3 to 5       Over       interest
Subject to rate change within      Months      Months       1 Year       Years         Years     5 Years     Sensitive      Total
                                   ------      ------       ------       -----         -----     -------     ---------      -----
Assets
  Net loans                      $ 136,935   $  25,756    $  46,213    $ 100,133    $  63,861   $  27,442    $  (3,379)   $ 396,961
  Investment securities              7,692       6,994       17,045       45,678       20,307       8,087        1,824      107,627
  Cash and amounts due
    from banks                       8,400        --           --           --           --          --         17,797       26,197
  Other noninterest
    earning assets                    --          --           --           --           --          --         17,252       17,252
                                 ---------   ---------    ---------    ---------    ---------   ---------    ---------    ---------
     Total assets                  153,027      32,750       63,258      145,811       84,168      35,529       33,494      548,037
                                 ---------   ---------    ---------    ---------    ---------   ---------    ---------    ---------

Liabilities and stockholders'
  equity
  Demand deposits                   25,861      25,861       51,723       69,020       33,344      33,909         --        239,718
  Savings deposits                   5,680       5,680       11,360       29,180        9,001       4,016         --         64,917
  Fixed maturity certificates
    of deposits                     34,958      33,925       34,559       16,815        5,752        --           --        126,009
  Money market accounts              6,007       6,007       12,015        8,614        3,982       3,424         --         40,049
  Securities sold under
    agreements to repurchase         2,325        --         10,702         --           --          --           --         13,027
  Long-term borrowings                  54          54        6,107        3,664         --          --           --          9,879
  Other liabilities                   --          --           --           --           --          --          4,668        4,668
  Stockholders' equity                --          --           --           --           --          --         49,770       49,770
                                 ---------   ---------    ---------    ---------    ---------   ---------    ---------    _________
     Total liabilities and
       stockholders' equity         74,885      71,527      126,466      127,293       52,079      41,349       54,438    $ 548,037
                                 ---------   ---------    ---------    ---------    ---------   ---------    ---------    _________

GAP                              $  78,142   $ (38,777)   $ (63,208)   $  18,518    $  32,089   $  (5,820)   $ (20,944)
                                 =========   =========    =========    =========    =========   =========    =========
GAP to total assets                 14.26%       (7.08)%     (11.53)%      3.38%        5.86%      (1.06)%
Cumulative GAP                   $  78,142   $  39,365    $ (23,843)   $  (5,325)   $  26,764   $  20,944
                                 =========   =========    =========    =========    =========   =========
Cumulative GAP to total assets      14.26%        7.18%       (4.35)%     (0.97)%       4.88%       3.82%

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

      Traditionally, financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At December 31, 1997, total deposits amounted to $470.7 million, an increase of $40.7 million or 9.5% over the prior comparable year. During 1997, the Company continued to use advances from the Federal Home Loan Bank of New York ("FHLB") and securities sold under agreements to repurchase ("REPOS") to supplement the more traditional funding sources. At December 31, 1997, advances from the FHLB and REPOS amounted to $9.9 million and $13.0 million, respectively, as compared to $15.2 million and $11.1 million, respectively, at December 31, 1996.

      In 1997, loan production continued to be the Company's principal investing activity. Net loans at December 31, 1997 amounted to $397.0 million, compared to $348.1 million at the end of 1996, an increase of $48.9 million or 14.0%.

      The Company's most liquid assets are cash and due from banks and federal funds sold. At December 31, 1997, the total of such assets amounted to $26.2 million or 4.8% of total assets, compared to $24.3 million or 4.8% of total assets at year-end 1996.

      Another significant liquidity source is the Company's available-for-sale ("AFS") securities. At December 31, 1997, AFS securities amounted to $61.3 million or 56.9% of total securities, compared to $55.3 million or 46.6% of total securities at year-end 1996.

      In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $51.0 million line of credit available through its membership in the Federal Home Loan Bank of New York.

      Management believes that the Company's sources of funds are sufficient to meet its funding requirements.

Capital Adequacy

      Stockholders' equity totaled $49.8 million and represents 9.1% of total assets at December 31, 1997, compared to $44.4 million and 8.8% of total assets at December 31, 1996. The $5.4 million increase was primarily attributable to net income of $7.6 million less cash dividends of $2.3 million.

      Guidelines issued by the Federal Reserve Board and the FDIC establish capital adequacy guidelines for bank holding companies and state-chartered banks. The guidelines establish a risk-based capital framework consisting of (1) a definition of capital consisting of Tier 1 capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier II, which includes a portion of the allowance for loan losses, and
(2) a system for assigning assets and off-balance-sheet items to one of the four weighted risk categories, with higher levels of capital being required for the categories perceived as representing the greater risks. An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance-sheet items into account in assessing capital adequacy, and minimize the disincentive to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards.

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

The Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in the date field. As a result, the computer applications affected by such programs could fail or produce incorrect results by or at the Year 2000. The Company acknowledges the need to ensure its operations will not be adversely affected by Year 2000 computer software failures. Software failures due to processing errors, potentially arising from calculations using the Year 2000 date, are a known risk.

      The Company has implemented a five step plan that involves awareness, assessment, validation, renovation and implementation. It is currently assessing the extent to which its systems may be affected and is communicating with all necessary vendors concerning timely and completed remedies for those systems that require modification. The Company is also communicating with all third parties, on which it relies, to assess their progress in evaluating their systems and implementing any corrective measures. The Company has been taking and will continue to pursue all reasonably necessary steps to protect its operations and assets. It is currently anticipated that by December 31, 1998, the Company will be Year 2000 compliant. At this time, the Company has not yet determined the cost, which will be expensed as incurred, of evaluating its computer software or databases, or of making any modifications required to correct any "Year 2000" problems.

Item 8.  Financial Statements and Supplemental Data

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      NONE

                                    PART III

Item 10.  Directors and Executive Officers

      a. Directors

      The information contained in the section entitled "Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

      b. Executive Officers

      Information required by this item is contained in Part I of this Form 10-K in the section entitled "Executive Officers."

      c. Compliance with Section 16(a)

      Information contained in the section entitled "Section 16 Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

      Information contained in the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information contained in the section entitled "Amount and Nature of Beneficial Ownership" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

      The information contained in the section entitled "Transactions with management" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

                                    PART IV

Item 14.  Exhibits, Financial Statements and Schedules and Reports on Form 8-K

      a. Financial Statements and Schedules

      The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Annual Report on Form 10-K

      b. Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

      c. Exhibits

      3.(a) Certificate of incorporation and amendments thereto are incorporated herein by reference to Registration Statement No. 33-49840, Exhibit 3 (a)

        (b) By-laws are incorporated herein by reference to Registration Statement No.33-49840, Exhibit 3(b)

      10. Material contracts

        (a) Agreement for legal services between Andora, Palmisano & Geaney and the Company dated April 24, 1997.

        (b) Lease for Washington Township, N.J., Branch Office, dated April 13, 1972 and amended December 21, 1972 is incorporated herein by reference to Exhibit 10(h) filed with the Registration Statement No. 33-49840.

        (c) Executive Compensation Plans and Arrangements

            (1) The Stock Option and Incentive Plan of 1997 is incorporated herein by reference to Exhibit 4(a) filed with Registration Statement No. 33-82530.

            (2) Directors' Retirement Program is incorporated herein by reference to the Company's Annual Report on Form 10-K Commission for the year 1994.

            (3) Executives' Supplemental Pension Plan is incorporated herein by reference to Exhibit 10(i)(4) filed with the Company's Annual Report on Form 10-K for the year 1994.

        (d) Agreement and Plan of Merger dated January 27, 1998 by and among registrant, Interchange State Bank and The Jersey Bank for Savings.

        (e) Stock Option Agreement dated January 27, 1998 between the registrant and The Jersey Bank for Savings.

      11. Statement re Computation of per share earnings

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

                                      Interchange Financial Services Corporation

                                            /s/ Anthony Labozzetta
                                      ------------------------------------------
                                            Anthony Labozzetta
                                             Executive Vice President and
                                             Chief Financial Officer

March 26, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/Anthony S. Abbate                       /s/James E. Healey
----------------------------------------   -------------------------------------
Anthony S. Abbate    March 26, 1998         James E. Healey       March 26, 1998
   Director                                   Director
   President and Chief Executive Officer

/s/Anthony D. Andora                       /s/Anthony Labozzetta
----------------------------------------   -------------------------------------
Anthony D. Andora    March 26, 1998        Anthony Labozzetta     March 26, 1998
   Director                                   Executive Vice President and
   Chairman of the Board                      Chief Financial Officer

                                           /s/Nicholas R. Marcalus
----------------------------------------   -------------------------------------
Donald L. Correll    March 26, 1998        Nicholas R. Marcalus   March 26, 1998
   Director                                   Director

/s/Anthony R. Coscia                       /s/Eleanore S. Nissley
----------------------------------------   -------------------------------------
Anthony R. Coscia    March 26, 1998        Eleanore S. Nissley    March 26, 1998
   Director                                   Director

/s/John J. Eccleston                       /s/Jeremiah F. O'Connor
----------------------------------------   -------------------------------------
John J. Eccleston    March 26, 1998        Jeremiah F. O'Connor   March 26, 1998
   Director                                   Director

/s/David R. Ficca                          /s/Robert P. Rittereiser
----------------------------------------   -------------------------------------
David R. Ficca       March 26, 1998        Robert P. Rittereiser  March 26, 1998
   Director                                   Director

                                           /s/Benjamin Rosenzweig

                                           -------------------------------------
                                           Benjamin Rosenzweig    March 26, 1998
                                              Director

Independent Auditors' Report
================================================================================

Board of Directors and Stockholders
Interchange Financial Services Corporation
Saddle Brook, New Jersey

     We have audited the accompanying consolidated balance sheets of Interchange Financial Services Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Interchange Financial Services Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Parsippany, New Jersey
January  21, 1998

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
December 31,
--------------------------------------------------------------------------------
(dollars in thousands)

                                                            1997          1996
                                                          --------      --------
Assets
Cash and due from banks                                   $ 17,797      $ 24,322
Federal funds sold                                           8,400          --
                                                          --------      --------
Total cash and cash equivalents                             26,197        24,322
                                                          --------      --------
Securities held to maturity at
     amortized cost (estimated
     market value of $46,786
     and $63,619)                                           46,370        63,376
                                                          --------      --------
Securities available for sale at
     estimated market value
     (amortized cost of $59,433
     and $54,871)                                           61,257        55,252
                                                          --------      --------
Loans                                                      401,854       351,793
Less: Allowance for loan losses                              4,893         3,653
                                                          --------      --------
Net loans                                                  396,961       348,140
                                                          --------      --------
Premises and equipment, net                                  7,871         5,151
Foreclosed real estate                                        --             610
Accrued interest receivable
   and other assets                                          9,381         7,838
                                                          --------      --------
Total assets                                              $548,037      $504,689
                                                          ========      ========
Liabilities
Deposits
    Noninterest bearing                                   $ 92,145      $ 76,340
    Interest bearing                                       378,548       353,673
                                                          --------      --------
Total deposits                                             470,693       430,013
                                                          --------      --------
Securities sold under agreements
   to repurchase                                            13,027        11,050
Short-term borrowings                                         --           5,200
Accrued interest payable and
   other liabilities                                         4,668         4,082
Long-term borrowings                                         9,879         9,983
                                                          --------      --------
Total liabilities                                          498,267       460,328
                                                          --------      --------

Commitments and contingent liabilities

Stockholders' equity
Common stock, without par value;
   10,000,000 shares authorized;
   4,240,392 shares issued and
   outstanding in 1997 and
   4,259,403 in 1996                                         4,811         4,733
Capital surplus                                             15,836        14,931
Retained earnings                                           29,698        24,429
Unrealized gain-securities available
    for sale, net of tax effect                              1,131           268
                                                          --------      --------
                                                            51,476        44,361
Less: Treasury stock                                         1,706          --
                                                          --------      --------
Total stockholders' equity                                  49,770        44,361
                                                          --------      --------
Total liabilities and stockholders' equity                $548,037      $504,689
                                                          ========      ========

--------------------------------------------------------------------------------
See notes to consolidated financial statements

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
--------------------------------------------------------------------------------
(in thousands except per share data)

                                                    1997       1996        1995
                                                   -------    -------    -------
Interest income
Interest and fees on loans                         $32,609    $29,132    $27,427
Interest on federal funds sold                         530        407        374
Interest and dividends on securities
    Taxable interest income                          6,734      7,465      8,969
    Interest income exempt from federal
        income taxes                                   100        122         56
    Dividends                                          202        158        169
                                                   -------    -------    -------
Total interest income                               40,175     37,284     36,995
                                                   -------    -------    -------
Interest expense
Interest on deposits                                14,210     14,041     14,513
Interest on securities sold under
   agreements to repurchase                            685        267         12
Interest on short-term borrowings                       42        246        494
Interest on long-term borrowings                       596         45        131
                                                   -------    -------    -------
Total interest expense                              15,533     14,599     15,150
                                                   -------    -------    -------
Net interest income                                 24,642     22,685     21,845
Provision for loan losses                            1,630        700      1,200
                                                   -------    -------    -------
Net interest income after provision
     for loan losses                                23,012     21,985     20,645
                                                   -------    -------    -------
Noninterest income
Service fees on deposit accounts                     1,920      1,579      1,474
Net gain on sale of securities                        --          242         15
Net gain on sale of loans                            1,067       --           22
Net gain on sale of loan
   servicing rights                                   --         --          828
Net gain on sale of branch                            --          455       --
Accretion of discount in connection
   with acquisition                                   --          511        760
Other                                                1,609      1,331      1,360
                                                   -------    -------    -------
Total noninterest income                             4,596      4,118      4,459
                                                   -------    -------    -------
Noninterest expenses
Salaries and benefits                                8,188      7,643      7,254
Net occupancy                                        1,917      2,200      2,080
Furniture and equipment                                784        720        697
Advertising and promotion                              727        773        673
Federal Deposit Insurance
   Corporation assessment                               51        160        503
Foreclosed real estate expense                        --          252         54
Other                                                4,317      4,480      4,270
                                                   -------    -------    -------
Total noninterest expenses                          15,984     16,228     15,531
                                                   -------    -------    -------
Income before income taxes                          11,624      9,875      9,573

Income taxes                                         4,068      3,456      3,293
                                                   -------    -------    -------
Net income                                         $ 7,556    $ 6,419    $ 6,280
                                                   =======    =======    =======
Basic earnings per common share                    $  1.77    $  1.51    $  1.46
                                                   =======    =======    =======
Diluted earnings per common share                  $  1.75    $  1.50    $  1.45
                                                   =======    =======    =======

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(in thousands except share data)

                                                                                            Unrealized
                                                                                            Gain/(Loss)
                                                                                           on Securities
                                                  Preferred  Common  Capital    Retained     Available      Treasury
                                                    Stock    Stock   Surplus    Earnings      for Sale        Stock         Total
                                                   -------   ------  -------    ---------  -------------  --------------  ---------
Balance at January 1, 1995                          $5,000   $4,495  $11,333     $18,737     $(1,813)        $(2,623)      $35,129
Net income                                                                         6,280                                     6,280
Dividends on common stock at $0.46 per share                                      (1,942)                                   (1,942)
Dividends on preferred stock                                                         (85)                                      (85)
Purchase of 32,000 preferred shares                                                                           (1,600)       (1,600)
Retirement of 100,000 shares of preferred stock     (5,000)              777                                   4,223          --
Increase in market valuation-securities
    available for sale, net of tax effect                                                      2,459                         2,459
                                                   -------   ------  -------     -------     -------         -------       -------
Balance at December 31, 1995                          --      4,495   12,110      22,990         646            --          40,241
Net income                                                                         6,419                                     6,419
Dividends on common stock at $0.49 per share                                      (2,077)                                   (2,077)
5% common stock dividend                                        225    2,678      (2,903)                                     --
Fractional shares of 5% common stock dividend                             (5)                                                   (5)
Issued 7,498 shares of common stock in
    connection with Executive Compensation Plan                  13      148                                                   161
Decrease in market valuation-securities
    available for sale, net of tax effect                                                       (378)                         (378)
                                                   -------   ------  -------     -------     -------         -------       -------
Balance at December 31, 1996                          --      4,733   14,931      24,429         268            --          44,361
Net income                                                                         7,556                                     7,556
Dividends on common stock at $0.54 per share                                      (2,287)                                   (2,287)
Issued 9,549 shares of common stock in
    connection with Executive Compensation Plan                   9      159                                                   168
Exercised 33,776 option shares                                   38      240                                                   278
Purchased 8,133 shares in exchange
   for option shares                                                                                            (163)         (163)
Fractional shares on 3 for 2 stock split                                  (4)                                                   (4)
Issued 153,041 shares of common stock in
    merger with Washington Interchange Corporation              170    2,765                                                 2,935
Acquired 124,855 shares of common stock held by
    Washington Interchange Corporation                                                                        (2,394)       (2,394)
Retired 124,855 shares of common stock held
    by Washington Interchange Corporation at time
    of merger                                                  (139)  (2,255)                                  2,394          --
Purchased 81,217 shares of common stock                                                                       (1,543)       (1,543)
Increase in market valuation-securities
    available for sale, net of tax effect                                                        863                           863
                                                   -------   ------  -------     -------     -------         -------       -------
Balance at December 31, 1997                       $  --     $4,811  $15,836     $29,698     $ 1,131         $(1,706)      $49,770
                                                   =======   ======  =======     =======     =======         =======       =======

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
--------------------------------------------------------------------------------
(in thousands)


                                                                              1997        1996          1995
                                                                            ---------    --------     --------
Cash flows from operating activities
    Net income                                                                 $  7,556    $  6,419    $  6,280
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
          Depreciation and amortization of fixed assets                           1,065         984         859
          Amortization of securities premiums                                       751       1,030       1,452
          Accretion of securities discounts                                        (115)        (65)        (53)
          Amortization of premium in connection with acquisitions                   444         444         444
          Accretion of discount in connection with acquisition                     --          (511)       (760)
          Provision for loan losses                                               1,630         700       1,200
          Net (gain) loss on sale of foreclosed real estate                          (6)         87        (127)
          Net gain on sale of securities                                           --          (242)        (15)
          Net gain on sale of loans                                              (1,067)       --           (22)
          Reduction in carrying value of foreclosed real estate                    --            43        --
          (Increase) decrease in carrying value of loans available for sale         (17)         13         (80)
          Loss on disposal of fixed assets                                         --            20          26
    (Increase) decrease in operating assets
          Net origination of loans available for sale                                22        (102)       (755)
          Proceeds from sale of loans available for sale                           --          --           837
          Accrued interest receivable                                               378         404         144
          Deferred income taxes                                                     (65)        161        (134)
          Other                                                                  (2,774)      1,148         694
    Increase  in operating liabilities
          Accrued interest payable                                                   80         119         162
          Other                                                                     505         103         387
                                                                               --------    --------    --------
             Net cash provided by operating activities                            8,387      10,755      10,539
                                                                               --------    --------    --------
Cash flows from investing activities
     (Payments for) proceeds from
          Net origination of loans                                              (36,087)    (40,117)    (20,470)
          Purchase of loans                                                     (19,247)     (2,150)     (1,251)
          Sale of loans                                                           5,945       1,365        --
          Purchase of securities available for sale                              (6,108)    (27,513)     (5,905)
          Maturities of securities available for sale                             1,309         885       2,396
          Sale of securities available for sale                                    --        38,349       2,484
          Sale of securities held to maturity                                      --         6,008        --
          Purchase of securities held to maturity                               (21,086)    (19,515)     (3,999)
          Maturities of securities held to maturity                              37,656      24,084      14,000
          Sale of foreclosed real estate                                            616         644         678
          Foreclosed real estate                                                   --             8        (285)
          Purchase of fixed assets                                               (3,362)       (601)     (1,862)
          Washington Interchange merger                                              37        --          --
          Sale of fixed assets                                                       13        --             4
                                                                               --------    --------    --------
             Net cash used in investing activities                              (40,314)    (18,553)    (14,210)
                                                                               --------    --------    --------
Cash flows from financing activities
    Proceeds from (payments for)
          Deposits in excess of withdrawals                                      40,680       3,263      12,282
          Securities sold under agreements to repurchase                         17,127      16,828       1,704
          Other borrowings                                                         --        11,000       4,200
          Retirement of securities sold under agreement to repurchase and
             other borrowings                                                   (20,454)    (12,499)    (11,702)
          Sale of deposit accounts                                                 --        (9,702)       --
          Dividends                                                              (2,287)     (2,077)     (2,027)
          Treasury stock                                                         (1,543)       --        (1,600)
          Common stock issued                                                       279         156        --
                                                                               --------    --------    --------
             Net cash provided by financing activities                           33,802       6,969       2,857
                                                                               --------    --------    --------
Increase (decrease) in cash and cash equivalents                                  1,875        (829)       (814)
Cash and cash equivalents at beginning of year                                   24,322      25,151      25,965
                                                                               --------    --------    --------
Cash and cash equivalents at end of year                                       $ 26,197    $ 24,322    $ 25,151
                                                                               ========    ========    ========

Supplemental disclosure of cash flow information
    Cash paid for:
          Income taxes                                                         $  4,890    $  3,410    $  3,346
          Interest                                                               15,453      14,480      14,988

Supplemental non-cash investing activities
          Loans transferred to foreclosed real estate                              --           179         599
          Loans transferred from available for sale to held to maturity           1,190        --          --
          (Increase) decrease-market valuation of securities
             available for sale                                                  (1,442)        559      (3,812)
          Amortization of valuation allowance-securities transferred from
             available for sale to held to maturity                                  36          25        --
          Securities transferred from available for sale to held to maturity       --          --         5,466
          Securities transferred from held to maturity to available for sale       --          --        40,888
          Washington Interchange merger                                             504        --          --

--------------------------------------------------------------------------------
See notes to consolidated financial statements

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

     The most significant estimate pertains to the allowance for loan losses. The borrowers' ability to meet contractual obligations and collateral value are the most significant assumptions used to arrive at the estimate. The risks associated with such estimates arise when unforeseen conditions affect the borrower's ability to meet the contractual obligations of the loan and result in a decline in the value of the supporting collateral. Such unforeseen changes may have an adverse effect on the financial position of the Company.

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

Loans

     Loans are stated at principal amounts outstanding, net of unearned discount. Interest income is accrued and credited at the applicable interest rates. Origination fees and certain direct origination costs have been deferred and are recognized over the life of the applicable loan as an adjustment to the yield. At December 31, 1997, approximately 80% of all loans are collateralized by real estate located in northern New Jersey, the Company's market area.

     Loans are placed on nonaccrual status when, in the opinion of management, there is doubt as to the collectibility of interest or principal or when principal or interest payments are in arrears 90 days or more. Amounts accrued are evaluated for collectibility. Interest is subsequently recognized on nonaccrual loans only to the extent that cash is received and the ultimate repayment of principal is not in doubt. Loans are returned to accrual status when management deems that collection of principal and interest is reasonable and probable.

     Mortgage loans available for sale are carried at lower of aggregate cost or market value.

     The Bank acquired the assets and liabilities of a failed institution from the Federal Deposit Insurance Corporation (the "FDIC"), in July 1991, which was accounted for using the purchase method of accounting. Consideration received from the FDIC was assigned to the fair value of the loans acquired, the allowance for loan losses and acquisition costs. Excess consideration was accreted into income over a five-year period which ended in August 1996.

     A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral. The fair value of collateral, as reduced by costs to sell on a discounted basis, is utilized if a loan is collateral dependent or foreclosure is probable. All commercial and commercial mortgage loans are evaluated for impairment. All nonaccrual commercial and commercial mortgage loans are considered impaired.

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

Income taxes

     The Company utilizes the asset and liability method for accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using current rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence.

Per share amounts

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per share." ("SFAS No. 128"). Basic earnings per common share is computed by dividing income available to common shareholders, less dividends on the preferred stock by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

2. Acquisitions

     On February 25, 1994, the Bank assumed the deposit liabilities, amounting to $26,468,000, of Volunteer Federal Savings Association of Little Ferry, New Jersey. The Bank received $24,744,000 in cash representing the difference between the deposits assumed, net of $1,724,000 premium paid as part of the transaction.

     The premiums paid to acquire the deposits in the Volunteer transaction and in a 1991 branch acquisition are being amortized over a period ranging from five to seven years. Amortization in 1997, 1996 and 1995, included in noninterest expenses, amounted to $444,000 in each year.

3. Restrictions on Cash and Due from Banks

     The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank based upon the level of its deposit liability. The average amount of this reserve balance for 1997 and 1996 was approximately $7,310,000 and $8,164,000, respectively.

4. Securities Held to Maturity and Securities Available for Sale

     Securities held to maturity and securities available for sale are summarized as follows: (in thousands)

                                   ---------------------------------------------
                                                December 31, 1997
                                   ---------------------------------------------
                                                 Gross        Gross    Estimated
                                   Amortized   Unrealized  Unrealized    Market
                                      Cost       Gains       Losses      Value
                                    -------     --------     --------   --------
Securities held to maturity:
  Obligations of U.S. Treasury      $22,134     $   122         --       $22,256
  Mortgage-backed securities         14,326         153      $    25      14,454
  Obligations of U.S. agencies        6,711         166         --         6,877
  Obligations of states &
     political subdivisions           3,049        --           --         3,049
  Other debt securities                 150        --           --           150
                                   --------     -------      -------    --------
                                     46,370         441           25      46,786
                                   --------     -------      -------    --------

Securities available for sale:
  Obligations of U.S. Treasury       35,452         605           74      35,983
  Mortgage-backed securities         16,115         197           18      16,294
  Obligations of U.S. agencies        3,954          66         --         4,020
  Equity securities                   3,912       1,048         --         4,960
                                   --------     -------      -------    --------
                                     59,433       1,916           92      61,257
                                   --------     -------      -------    --------
    Total securities               $105,803      $2,357         $117    $108,043
                                   ========     =======      =======    ========


                                   ---------------------------------------------
                                                  December 31,1996
                                   ---------------------------------------------
                                                 Gross        Gross    Estimated
                                   Amortized   Unrealized  Unrealized    Market
                                      Cost       Gains       Losses      Value
                                    -------     --------     --------   --------
Securities held to maturity:
   Obligations of U.S. Treasury    $ 43,517       $248          --      $ 43,765
   Mortgage-backed securities        10,136         24        $ 50        10,110
   Obligations of U.S. agencies       5,992         50          17         6,025
   Obligations of states &
      political subdivisions          3,581          1           9         3,573
   Other debt securities                150        --            4           146
                                   --------       ----        ----      --------
                                     63,376        323          80        63,619
                                   --------       ----        ----      --------

Securities available for sale:
  Obligations of U.S. Treasury       31,640        453         246        31,847
  Mortgage-backed securities         15,378         81          12        15,447
  Obligations of U.S. agencies        3,941         54         --          3,995
  Equity securities                   3,912         51         --          3,963
                                   --------       ----        ----      --------
                                     54,871        639         258        55,252
                                   --------       ----        ----      --------
    Total securities               $118,247       $962        $338      $118,871
                                   ========       ====        ====      ========

     At December 31, 1997, the contractual maturities of securities held to maturity and securities available for sale are as follows: (in thousands)

                                      Securities               Securities
                                    Held to Maturity        Available for Sale
                                 -----------------------------------------------
                                                          Estimated    Estimated
                                 Amortized     Market     Amortized     Market
                                   Cost        Value        Cost         Value
                                 -------      -------      -------      -------
Within 1 year                    $17,182      $17,230      $ 2,000      $ 2,004
After 1 but within 5 years        12,027       12,175       40,325       40,949
After 5 but within 10 years        7,558        7,680        5,492        5,603
After 10 years                     9,603        9,701        7,704        7,741
Equity securities                   --           --          3,912        4,960
                                 -------      -------      -------      -------
                                 $46,370      $46,786      $59,433      $61,257
                                 =======      =======      =======      =======

     There were no sales of securities available for sale during the year ended, December 31, 1997. Proceeds from the sale of securities available for sale totaled $38,349,000 and $2,484,000 during the years ended December 31, 1996, and 1995 respectively. Gains of $452,000 and $16,000 were realized in 1996 and 1995, respectively, and losses of $217,000, and $1,000 were realized in 1996 and 1995, respectively.

     There were no sales of securities held to maturity during the year ended, December 31, 1997. Proceeds from the sale of securities held to maturity (scheduled to mature within 3 months) totaled $6,008,000 during the year ended December 31, 1996. Gains of $7,000 were realized in 1996.

     Securities with carrying amounts of $28.2 million and $26.1 million at December 31, 1997 and 1996, respectively, were pledged for public deposits, securities sold under repurchase agreements and other purposes required by law.

5.  Loans

     The composition of the loan portfolio is summarized as follows: (in thousands)

                                                      --------------------------
                                                            December 31,
                                                      --------------------------
                                                        1997             1996
                                                      --------          --------

Commercial and financial                              $ 51,560          $ 51,908
Real Estate
    Residential                                        207,185           178,556
    Commercial                                         127,856           112,233
    Construction                                         1,974             3,414
    Available for sale                                    --               1,195
Installment                                              3,178             4,487
Lease financing                                         10,101              --
                                                      --------          --------
                                                       401,854           351,793
Allowance for loan losses                                4,893             3,653
                                                      --------          --------
Net loans                                             $396,961          $348,140
                                                      ========          ========

     Nonperforming loans include loans which are accounted for on a nonaccrual basis and troubled debt restructurings. Nonperforming loans are as follows: (in thousands)

                                                 -------------------------------
                                                           December 31,
                                                 -------------------------------
                                                   1997        1996        1995
                                                 -------      ------      ------

Nonaccrual loans
    Commercial and financial                      $  126      $  820      $  621
    Residential real estate                          892       1,078       1,646
    Commercial real estate                           479         173         235
    Installment                                       17          13           9
                                                  ------      ------      ------
                                                  $1,514      $2,084      $2,511
                                                  ======      ======      ======

Troubled debt restructurings
    Commercial and financial                      $  573      $  725      $1,000
    Commercial real estate                          --          --           465
                                                  ------      ------      ------
                                                  $  573      $  725      $1,465
                                                  ======      ======      ======

Interest  income  that would
    have been recorded  during
    the year on  nonaccrual
    loans outstanding at
    year-end in accordance
    with original terms                           $  147      $  242      $  254

Interest income included in
    net income during the year
    on nonaccrual loans outstanding
    at year-end                                   $   81      $  124      $  114


     Nonaccrual loans acquired in a 1991 transaction, with an estimated fair value of $452,000 at December 31, 1995, are not included in the preceding table. At the acquisition date, these loans were not performing according to their original terms and were discounted from a face value of $978,000. There were no such loans at December 31, 1996 and 1997.

     Loans on which interest is accruing and included in income, but which were contractually past due 90 days or more as to principal or interest payments amounted to $141,000 and $25,000 at December 31, 1997 and 1996, respectively. There were no such loans at December 31, 1995.

     Officers and directors of the Company and their affiliated companies are customers and are engaged in transactions with the Company in the ordinary course of business on substantially the same terms as those prevailing with other borrowers and suppliers.

     The following table summarizes activity with respect to these loans: (in thousands)

                                                       ------------------------
                                                       Years Ended December 31,
                                                       ------------------------
                                                        1997             1996
                                                       -------          -------
Balance at beginning of year                           $ 2,785          $ 2,938
Additions                                                4,298              268
Reductions                                                (519)            (421)
                                                       -------          -------
Balance at end of year                                 $ 6,564          $ 2,785
                                                       =======          =======

6. Allowance for Loan Losses

     The Company's recorded investment in impaired loans is as follows: (in thousands)

                                ------------------------------------------------
                                                   December 31,
                                ------------------------------------------------
                                          1997                     1996
                                ----------------------      --------------------
                                Investment     Related     Investment   Related
                                   in         Allowance        in      Allowance
                                 Impaired     for Loan       Impaired   for Loan
                                  Loans        Losses         Loans      Losses
                                --------      --------      --------   ---------
Impaired loans
  With a related allowance
     for loan losses
     Commercial and Financial    $  699        $   97        $1,559       $  361
     Commercial Real Estate         479            72           173           26
  Without a related allowance
     for loan losses
     Commercial and Financial      --            --              50         --
                                 ======        ======        ======       ======
                                 $1,178        $  169        $1,782       $  387
                                 ======        ======        ======       ======

--------------------------------------------------------------------------------
All the above loans were measured on the fair value of collateral, except for one Commercial and Financial loan in 1996 with a $558,000 loan balance and a $279,000 related allowance which was measured using the present value of expected future cash flows.

     The following table sets forth certain information about impaired loans:
(in thousands)

                                                     ---------------------------
                                                      Years Ended December 31,
                                                     ---------------------------
                                                       1997              1996
                                                     ---------         ---------

Average recorded investment                            $1,221            $2,112
                                                     ========          ========

Interest income recognized during time
  period that loans were impaired, using
  cash-basis method of accounting                         $67              $126
                                                      =======          ========

     Changes in the allowance for loan losses are summarized as follows: (in thousands)

                                                ------------------------------
                                                   Year Ended December 31,
                                                ------------------------------
                                                  1997         1996      1995
                                                ---------    -------    ------
Balance at beginning of year                      $3,653     $3,647     $3,839
Additions (deductions)
     Provision charged to operations               1,630        700      1,200
     Recoveries on loans previously
        charged off                                  183        208        118
     Loans charged off                              (573)      (902)    (1,510)
                                                  ------     ------     ------
Balance at end of year                            $4,893     $3,653     $3,647
                                                  ======     ======     ======

--------------------------------------------------------------------------------
For years ended December 31, 1997, 1996 and 1995, the provisions charged to expense for federal income tax purposes amounted to approximately $390,000, $694,000, and $1,392,000, respectively.

7. Premises and Equipment, net

     Premises and equipment are summarized as follows: (in thousands)

                                                             -------------------
                                                                 December 31,
                                                             -------------------
                                                              1997        1996
                                                             -------     -------
Land                                                         $ 1,007     $   743
Buildings                                                      2,260       1,062
Furniture, fixtures and equipment                              5,228       3,817
Leasehold improvements                                         5,667       4,954
                                                             -------     -------
                                                              14,162      10,576
Less: accumulated depreciation and amortization                6,291       5,425
                                                             -------     -------
                                                             $ 7,871     $ 5,151
                                                             =======     =======

8. Deposits

     Deposits are summarized as follows: (in thousands)

                                                         -----------------------
                                                               December 31,
                                                         -----------------------
                                                           1997           1996
                                                         --------       --------
Noninterest bearing demand deposits                      $ 92,145       $ 76,340
Interest bearing demand deposits                          147,573        117,461
Money market deposits                                      40,049         39,815
Savings deposits                                           64,917         66,778
Time deposits                                             126,009        129,619
                                                         --------       --------
                                                         $470,693       $430,013
                                                         ========       ========

--------------------------------------------------------------------------------
     At December 31, 1997 and 1996, the carrying amounts of certificates of deposit that individually exceed $100,000 amounted to $21,357,000, and $17,153,000, respectively. Interest expense related to such deposits was approximately $953,000, $692,000, and $568,000 in 1997, 1996, and 1995,
respectively.

9. Securities Sold Under Agreements to Repurchase and Short-term Borrowings

     Securities sold under repurchase agreements and short-term borrowings are summarized as follows: (in thousands)

                                                             -------------------
                                                                 December 31,
                                                             -------------------
                                                              1997        1996
                                                             -------     -------
Securities sold under agreements to repurchase               $13,027     $11,050
Federal funds purchased                                         --         5,200
                                                             =======     =======
                                                             $13,027     $16,250
                                                             =======     =======

     The Bank has a $51.0 million line of credit available through its membership in the Federal Home Loan Bank of New York.

10. Long-term Borrowings

     Long-term borrowings are comprised of two Federal Home Loan Bank (the "FHLB") advances consisting of a $3.9 million advance with a 20-year amortization term, a fixed interest rate of 6.31% and matures in November 1999; and a $6.0 million advance, that has a fixed rate of 5.72% and matures in December 1999 and is collateralized by U.S. Treasury securities. The FHLB has an option to call the $6.0 million advance after December 1998.

11. Benefit Plans

     In 1993, the Company established a non-contributory defined benefit pension plan covering all eligible employees. The funding policy is to contribute an amount that is at least the minimum required by law. The plan assets consist of investments in fixed income funds and equity mutual funds. Retirement income is based on years of service under the plan and, subject to certain limits, on final average compensation. Effective January 1, 1994, the Company established a supplemental plan that provides for retirement income that would have been paid but for the limitation under the qualified plan.

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

     Net pension cost of each plan consists of the following: (in thousands)

                                               Pension Plan           Supplemental Plan        Directors' Plan
                                         -----------------------    ---------------------   ---------------------
                                         1997     1996     1995     1997    1996    1995    1997    1996    1995
                                         -----    -----    -----    -----   -----   -----   -----   -----   -----

Service cost of benefits during period   $ 195    $ 179    $ 134    $  13   $  12   $  10   $  47   $  40   $  39

Interest cost on projected benefit
   obligation                               53       37       22        4       3       2      71      69      66

Actual return on plan assets               (96)     (51)     (65)    --      --      --      --      --      --

Net amortization or deferral                45       10       39        1       1    --       147     147     147
                                         -----    -----    -----    -----   -----   -----   -----   -----   -----
Net pension cost                         $ 197    $ 175    $ 130    $  18   $  16   $  12   $ 265   $ 256   $ 252
                                         =====    =====    =====    =====   =====   =====   =====   =====   =====

     The following table sets forth the funded status, as of December 31, of the plans and amounts recognized in the Company's Consolidated Balance Sheets and the major assumptions used to determine these amounts: (dollars in thousands)

                                               Pension Plan        Supplemental Plan        Directors' Plan
                                            ------------------    -------------------     -------------------
                                              1997       1996      1997        1996        1997        1996
                                            -------    -------    -------     -------     -------     -------
Accumulated benefit obligation,
    Vested                                  $   416    $    32    $    32        --       $ 1,036     $   931
    Non-vested                                  172        376         12     $    29          38        --
                                            -------    -------    -------     -------     -------     -------
                                            $   588    $   408    $    44     $    29     $ 1,074     $   931
                                            =======    =======    =======     =======     =======     =======
Projected benefit obligation                $ 1,013    $   710    $    70     $    50     $ 1,074     $   931
Plan assets at fair value                       738        644       --          --          --          --
                                            -------    -------    -------     -------     -------     -------
Projected benefit obligation in excess of
    plan assets                                 275         66         70          50       1,074         931
Unrecognized prior service cost                   6          6         (7)         (8)       (239)       (387)
Unrecognized net gain/(loss)                     65         77         (1)          2         (54)        (29)
Adjustment for additional liability            --         --         --          --           293         416
                                            -------    -------    -------     -------     -------     -------
Accrued pension cost included in the
   balance sheet                            $   346    $   149    $    62     $    44     $ 1,074     $   931
                                            =======    =======    =======     =======     =======     =======
Major assumptions:
   Discount rate                               7.25%      7.50%      7.25%       7.50%       7.25%       7.50%
   Expected rate of increase in future
      compensation                             5.00       5.00       5.00        5.00         N/A         N/A
   Expected long-term rate of return
      on assets                                8.00       8.00        N/A         N/A         N/A         N/A

     The Company has a Capital Investment Plan (the "Plan") which permits employees to make basic contributions up to 4% of base compensation. Additional contributions up to 10% of compensation may be made when coupled with basic contributions. Under the Plan, the Company provides a matching contribution equal to 50% of the basic contribution of each participant. In addition, the Company makes a fixed contribution on behalf of each participant equal to 1% of such participant's base compensation. The Company's contribution to the Plan amounted to $126,000, and $119,000 in 1997 and 1996, respectively.

12. Stock Option Plan

     In 1997, the Company adopted a stock option plan, retitled the Stock Option and Incentive Plan of 1997 that covers certain key employees. Under this plan, as amended, a maximum of 425,250 shares of common stock may be granted at fair market value at the date of grant. Options granted expire if not exercised within ten years of date of grant and are exercisable starting one year from the date of grant.

     If compensation cost for Plan awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and diluted earnings per common share would have been reduced to the pro-forma amounts below for the years ended December 31, 1997 and 1996: (no options were granted in 1995) (in thousands except share data)

                                                       -------------------------
                                                              December 31,
                                                       ---------       ---------
                                                          1997           1996
                                                       ---------       ---------
Net income:
    As reported                                        $   7,556       $   6,419
    Pro-forma                                              7,550           6,412
Diluted Earnings per common share
    As reported                                        $    1.75       $    1.50
    Pro-forma                                               1.75            1.50

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.89 percent in 1997 and 2.45 in 1996, expected volatility of 23.77 percent in 1997 and 22.26 percent in 1996 and weighted-average risk-free interest rate of 5.60 percent in 1997 and 6.26 percent in 1996. The effects of applying these assumptions in determining the pro forma net income may not be representative of the effects on pro forma net income for future years.

     A summary of the Plan's status as of December 31, and changes during the years then ended is presented below: (in thousands)

                                 1997             1996              1995
                            ---------------   ----------------  ----------------
                                   Weighted-         Weighted-         Weighted-
                                    Average           Average          Average
                                    Exercise          Exercise         Exercise
                            Shares   Price    Shares   Price    Shares   Price
                            ------   -----    ------   -----    ------   -----
Outstanding at January 1   113,404  $ 9.21    101,196  $ 8.81   101,196  $8.81
Granted                      1,500   24.00     12,208   12.54      --     --
Excercised                 (33,613)   8.16      --        --       --     --
                           -------            -------           -------
Outstanding at
  December 31               81,291    9.83    113,404    9.21   101,196   8.81
                           =======            =======           =======
Options exercisable at
  December 31               71,655    9.33    101,199    8.81    85,314   8.45
                           =======            =======           =======
Weighted-average value
  of options granted
  during the year
  ended December 31         $12.36               5.10             --
  (per option)

     The following table summarizes information about options outstanding under the Plan at December 31, 1997: (in thousands)

               Options Outstanding                         Options Exerciable
------------------------------------------------------   ----------------------
                               Weighted-
                                Average      Weighted-                Weighted-
Ranges of                      Remaining      Average                 Average
Exercise          Number      Contractual    Exercise      Number     Exercise
 Prices         Outstanding      Life          Price     Exercisable    Price
 ------         -----------   -----------    --------    -----------    -----
  5-10            29,847         1.96         $ 7.06       29,847      $ 7.06
 10-15            49,944         6.34          11.21       41,808       10.95
 20-25             1,500         9.50          24.00         --           --
                  ------                                   ------
                  81,291                                   71,655
                  ======                                   ======

--------------------------------------------------------------------------------
     From time to time the Company will acquire shares of its common stock and place them in treasury. The shares are intended to be issued for the exercise of stock options and the grants of restricted stock to executive management. At December 31, 1997, there were 89,350 shares in the treasury. There were no treasury shares at December 31, 1996.

13. Capital

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and the Bank's classification, under the regulatory framework for prompt corrective action, are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and Tier I capital to average assets. Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                         For Capital        Prompt Corrective
                                                       Actual          Adequacy Purposes    Action Provisions
                                                 ------------------   -------------------  --------------------
                                                  Amount      Ratio     Amount     Ratio    Amount       Ratio
                                                 -------     ------    -------     -----   --------      ------
As of December 31, 1997:
  Total Capital (to Risk Weighted Assets):
      The Company                                $52,541      14.03%   $29,961      8.00%       N/A        N/A
      The Bank                                    50,691      13.60     29,815      8.00    $37,269      10.00%
  Tier 1 Capital (to Risk Weighted Assets):
      The Company                                 47,860      12.78     14,981      4.00        N/A        N/A
      The Bank                                    46,032      12.35     14,908      4.00     22,361       6.00
  Tier 1 Capital (to Average Assets):
      The Company                                 47,860       8.86     16,214      3.00        N/A        N/A
      The Bank                                    46,032       8.56     16,135      3.00     26,892       5.00

As of December 31, 1996:
  Total Capital (to Risk Weighted Assets):
      The Company                                $46,720      14.42%   $25,918      8.00%       N/A        N/A
      The Bank                                    45,391      14.07     25,813      8.00    $32,266      10.00%
  Tier 1 Capital (to Risk Weighted Assets):
      The Company                                 43,067      13.29     12,959      4.00        N/A        N/A
      The Bank                                    41,738      12.94     12,906      4.00     19,359       6.00
  Tier 1 Capital (to Average Assets):
      The Company                                 43,067       8.66     14,925      3.00        N/A        N/A
      The Bank                                    41,738       8.39     14,925      3.00     24,875       5.00

14. Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, are as follows: (dollars in thousands)

                                              1997                            1996                       1995
                                   ---------------------------   ---------------------------   --------------------------
                                            Weighted     Per               Weighted     Per             Weighted     Per
                                            Average     Share               Average    Share            Average     Share
                                   Income    Shares    Amount     Income    Shares    Amount   Income    Shares    Amount
                                   -------- ---------- -------   --------  --------   ------   ------   --------   ------
Net Income                          $7,556                        $6,419                       $6,280
Less: preferred stock dividends       --                            --                             85
                                    ------                        ------                       ------

Basic Earnings per Common Share
Income available to common
   shareholders                     $7,556    4,257     $1.77     $6,419     4,257     $1.51   $6,195     4,248      $1.46
                                                        =====                                                        =====

Effect of Dilutive Shares
Options issued to management          --         53                 --          32               --          27
                                    ------    -----               ------     -----             ------     -----

Diluted Earnings per Common Share
Income available to common
   shareholders                     $7,556    4,310     $1.75     $6,419     4,289     $1.50   $6,195     4,275      $1.45
                                    ======    =====     =====     ======     =====     =====   ======     =====      =====

15. Other Noninterest Expenses

     Expenses included in other noninterest expenses which exceed one percent of the aggregate of total interest income and noninterest income for the years ended, December 31, are as follows: (in thousands)

                                                    1997        1996      1995
                                                   ------      ------    ------
Professional fees                                  $1,183      $1,117    $1,321
Amortization of premiums in
     connection with acquisitions                     444         444       444
Directors' fees, travel and retirement                564         553       536


16. Income Taxes

     Income tax expense for the years ended December 31, is summarized as follows: (in thousands)
                                                    1997       1996       1995
                                                   ------     ------     ------
Federal: current                                   $4,093     $2,955     $3,168
         deferred                                    (588)       154       (122)
State:   current                                      734        339        259
         deferred                                    (171)         8        (12)
                                                   ------     ------     ------
                                                   $4,068     $3,456     $3,293
                                                   ======     ======     ======

     The effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities as of December 31, are as follows: (in thousands)

                                                                1997      1996
                                                               -------    ------
Deferred tax assets
  Excess of book over tax allowance
     for loan losses                                           $1,504     $  958
  Excess of book over tax depreciation                            303        264
  Excess of book over tax provision for
     benefit plan expense                                         631        408
  Core deposit premium                                            157        105
  Unrealized loss on other assets                                --           10
  Other                                                            33       --
                                                               ------     ------
     Total deferred tax assets                                  2,628      1,745
                                                               ------     ------
Deferred tax liabilities
  Unrealized gains - securities available for sale                693        151
  Loan origination fees                                           142         34
  Other                                                            95         79
                                                               ------     ------
      Total deferred tax liabilities                              930        264
                                                               ------     ------
      Net deferred tax assets                                  $1,698     $1,481
                                                               ======     ======

     Under the present tax law, banks with average total assets under $500 million qualify to compute a tax bad debt deduction based on an average loss experience ratio, while banks with over $500 million in average total assets must compute a tax bad debt deduction based on actual losses. In 1997, the Company's average total assets exceeded $500 million, and thus, it is now required to use the actual loss method when calculating the bad debt deduction for tax purposes. The Company is required to amortize its tax bad debt reserves which have accumulated under the average loss method in taxable income over a four year period. However, since the difference between the average loss experience method and the actual loss method has been recorded as a temporary difference, this change will have no effect on the Company's statement of income in future years.

      Net deferred tax assets are included in other assets on the consolidated balance sheet. It is more likely than not that deferred tax assets of $1.7 million will be principally realized through carryback to taxable income in prior years and future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income and tax planning strategies.

      The provision for income taxes differs from the expected statutory provision as follows:

                                                  ------------------------------
                                                            December 31,
                                                  ------------------------------
                                                   1997        1996        1995
                                                  ------      ------      ------

Expected provision at statutory rate                34%         34%         34%
Difference resulting from:
    State income tax, net of federal benefit         3           2           1
    Interest income exempt from federal taxes       (2)         (1)         (1)
                                                   ---         ---         ---
                                                    35%         35%         34%
                                                   ===         ===         ===

17.   Preferred Stock

      On September 15, 1995, the Company exercised its right to redeem all of its preferred stock, not held as Treasury Stock, at $50 per share. At the same time the Company elected to cancel these shares together with the shares held as Treasury Stock. The cancellation included all of the 100,000 shares issued in 1987.

18.  Parent Company Information (in thousands)
                                                -------------------------
                                                       December 31,
                                                -------------------------
                                                   1997           1996
                                                -----------   -----------
Condensed balance sheets
Assets
  Cash                                              --          $      6
  Securities available for sale                 $  2,372           1,375
  Investment in subsidiaries
     Bank                                         47,313          43,001
     Other                                           646             142
  Dividends receivable                               570             525
  Other assets                                      (418)            (21)
                                                --------        --------
     Total assets                               $ 50,483        $ 45,028
                                                ========        ========

Liabilities
  Dividends payable                             $    570        $    525
  Other liabilities                                  143             142
                                                --------        --------
                                                     713             667
                                                --------        --------

Stockholders' equity
  Common stock                                     4,811           4,733
  Surplus                                         15,836          14,931
  Retained earnings                               29,698          24,429
  Unrealized gain - securities
    available for sale, net of taxes               1,131             268
                                                --------        --------
                                                  51,476          44,361
  Less:  Treasury stock                            1,706            --
                                                --------        --------
     Total stockholders' equity                   49,770          44,361
                                                --------        --------
     Total liabilities and
       stockholders' equity                     $ 50,483        $ 45,028
                                                ========        ========

================================================================================

                                            ------------------------------------
                                                    Years Ended December 31,
                                            ------------------------------------
                                               1997         1996         1995
                                            -----------   ----------   ---------
Condensed statements of income
Dividends from subsidiary bank                 $3,798       $3,400       $3,627
Dividends on equity securities                     35         --           --
Management fees                                    40           45           44
                                               ------       ------       ------
       Total revenues                           3,873        3,445        3,671
                                               ------       ------       ------

Operating expenses                                366          206          142
                                               ------       ------       ------

Income before equity in
   undistributed earnings
   of subsidiaries                              3,507        3,239        3,529
Equity in undistributed
   earnings of subsidiaries                     4,049        3,180        2,751
                                               ------       ------       ------

       Net income                              $7,556       $6,419       $6,280
                                               ======       ======       ======

--------------------------------------------------------------------------------

                                            ------------------------------------
                                                    Years Ended December 31,
                                            ------------------------------------
                                               1997         1996         1995
                                            -----------   ----------   ---------
Condensed statements of cash flows
Cash flows from operating activities:
  Net income                                  $ 7,556      $ 6,419      $ 6,280
  Adjustments to reconcile net income
     to net cash provided by
     (used in) operating activities
     (Increase)/decrease in other
        assets                                    (45)         (39)          97
     Increase in dividends payable                 45           40           13
     Increase/(decrease) in other
        liabilities                                 1         --            (12)
  Equity in undistributed income
     of subsidiaries                           (4,049)      (3,180)      (2,751)
                                              -------      -------      -------
     Net cash provided by
        operating activities                    3,508        3,240        3,627
                                              -------      -------      -------

Cash flows from investing activities:
  Purchase of available for
     sale securities                             --         (1,323)        --
  Washington Interchange merger                    37         --           --
                                              -------      -------      -------
     Net cash provided by /
        (used in) investing activities             37       (1,323)        --
                                              -------      -------      -------

Cash flows from financing activities:
  Cash dividends paid                          (2,287)      (2,077)      (2,027)
  Treasury stock                               (1,543)        --         (1,600)
  Proceeds from issuance of
     common stock                                 279          156         --
                                              -------      -------      -------
     Net cash used in financing
        activities                             (3,551)      (1,921)      (3,627)
                                              -------      -------      -------

Net decrease in cash                               (6)          (4)        --
Cash at beginning of year                           6           10           10
                                              -------      -------      -------
Cash at end of year                           $  --        $     6      $    10
                                              =======      =======      =======

19.  Restrictions of Subsidiary Bank Dividends

      Under New Jersey State law, the Bank may declare a dividend only if, after payment thereof, its capital would be unimpaired and its remaining surplus would equal 50 percent of its capital. At December 31, 1997, undistributed net assets of the Bank were $47,313,000 of which $42,995,000 was available for the payment of dividends. In addition, payment of dividends is limited by the requirement to meet the capital guidelines issued by the Board of Governors of the Federal Reserve System.

20.  Commitments and Contingent Liabilities

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

      A summary of commitments to extend credit at December 31, are summarized as follows: (in thousands)

                                               1997         1996
                                               ----         ----

          Credit card loans                  $ 5,468       $ 6,631
          Home equity loans                   48,119        43,204
          Other loans                         44,762        38,041
          Standby letters of credit            1,385           444
                                             -------       -------
                                             $99,734       $88,320
                                             =======       =======

      The minimum annual rental under non-cancelable operating leases for premises and equipment, exclusive of payments for maintenance, insurance and taxes, is summarized as follows: (in thousands)

                1998                                $  804
                1999                                   729
                2000                                   577
                2001                                   367
                2002                                   194
                thereafter                             602
                                                    ------
                Total minimum lease payments        $3,273
                                                    ======

      Rent expense for all leases amounted to approximately $913,000, $1,024,000 and $985,000 in 1997, 1996, and 1995, respectively.

      In 1997, the Company leased certain real estate from a company affiliated with directors of the Company. In 1996 and 1995, certain real estate was leased from two and three companies, respectively, that were affiliated with directors of the Company. Rental expense associated with such leases was $30,000, $143,000 and $157,000 for the years ended December 31, 1997, 1996 and 1995, respectively. A director of the Company also provided legal services through his affiliated firm. Fees paid for these services amounted to approximately $382,000, $375,000 and $323,000 in 1997, 1996, and 1995, respectively.

      The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

21.  Quarterly Financial Data (unaudited) (in thousands except per share data)

--------------------------------------------------------------------------------
                                    First      Second        Third        Fourth
       1997                        Quarter     Quarter      Quarter      Quarter
--------------------------------------------------------------------------------

Interest income                   $ 9,616      $ 9,875      $10,196      $10,488
Interest expense                    3,638        3,847        3,990        4,058
Net interest income                 5,978        6,028        6,206        6,430
Provision for
  loan losses                         610          510          210          300
Net gain on sale
  of securities                      --           --           --           --
Income before
  income taxes                      3,160        2,955        2,776        2,733
Net income                          2,054        1,921        1,804        1,777

Basic earnings
  per common share                   0.48         0.44         0.43         0.42

--------------------------------------------------------------------------------
                                    First      Second        Third        Fourth
       1996                        Quarter     Quarter      Quarter      Quarter
--------------------------------------------------------------------------------

Interest income                    $9,207       $9,232       $9,262       $9,583
Interest expense                    3,748        3,645        3,577        3,629
Net interest income                 5,459        5,587        5,685        5,954
Provision for
  loan losses                         250          150          150          150
Net gain on sale
  of securities                       235         --           --              7
Income before
  income taxes                      2,480        2,274        1,982        3,139
Net income                          1,612        1,478        1,288        2,041

Basic earnings per
  common share                       0.38         0.35         0.30         0.48

22.   Fair Value of Financial Instruments (in thousands)

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

                                       -----------------------------------------
                                                     December 31,
                                       -----------------------------------------
                                               1997                 1996
                                       -------------------   -------------------
                                       Carrying     Fair     Carrying    Fair
                                        Amount      Value     Amount     Value
                                       --------   --------   --------   --------

Financial assets:
   Cash and cash equivalents           $ 26,197   $ 26,197   $ 24,322   $ 24,322
   Securities held to maturity           46,370     46,786     63,376     63,319
   Securities available for sale         61,257     61,257     55,252     55,252
   Loans, net                           396,961    397,398    348,140    350,702
                                       --------   --------   --------   --------
                                       $530,785   $531,638   $491,090   $493,595
                                       ========   ========   ========   ========

Financial liabilities:
   Deposits                            $470,693   $470,390   $430,013   $430,229
   Short-term borrowings                 13,027     13,027     16,250     16,250
   Long-term borrowings                   9,879      9,872      9,983      9,981
                                       --------   --------   --------   --------
                                       $493,599   $493,289   $456,246   $456,460
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

      In prior years, the Company in addition to the above, valued certain homogenous loan categories on a pool basis using quoted market prices for similar loans sold.

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

Off-balance-sheet financial instruments

      The fair values of commitments to extend credit and unadvanced lines of credit approximate the fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At December 31, 1997 and 1996, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

23.   Subsequent Events

      Merger Announcement

      On January 27, 1998, the Company and The Jersey Bank for Savings ("Jersey") signed a definitive agreement under which the Company will acquire Jersey in a merger of Jersey into the Bank. The merger is intended to be a share-for-share tax free transaction and will be accounted for as a pooling of interests. Each of the outstanding shares of Jersey will be exchanged for one share of the Company's common stock, subject to adjustment for stock splits and other events. Because the Company's Board has authorized a 3 for 2 stock split distributable on April 17, 1998, the share exchange ratios will adjust to 1.5 Company shares for each Jersey share.

      At December 31, 1997, Jersey had total assets of $77 million, deposits of $70 million and shareholders' equity of $6.4 million. Jersey's net income for the year ended December 31, 1997, was approximately $425 thousand, excluding extraordinary items.

      The acquisition is conditioned upon the satisfaction of necessary bank regulatory approvals, the approval of the shareholders of Jersey and other customary conditions. It is anticipated that the merger will be consummated late in the second, or early in the third quarter of 1998.

      Stock Split (Unaudited)

      On February 26, 1998, the Company declared a 3 for 2 stock split payable on April 17, 1998 to shareholders of record on March 20, 1998. At December 31, 1998, the pro forma basic earnings per common share would have been $1.18 and the diluted earnings per common share would have been $1.17.