Form 10-Q
period 1998-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1998-05-13
CIK 755933

                                  INTERCHANGE FINANCIAL SERVICES CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                                (in thousands)

                                                                                 MARCH 31,       December 31,
                                                                                   1998             1997
                                                                               --------------   --------------
 ASSETS

 Cash and due from banks                                                            $ 17,868         $ 17,797
 Federal funds sold                                                                   24,400            8,400
                                                                               --------------   --------------
 Total cash and cash equivalents                                                      42,268           26,197
                                                                               --------------   --------------

 Investment securities at amortized cost  (approximate
       market value of $46,963 and $46,786)                                           46,552           46,370
 Securities available for sale at estimated  market value
       (amortized cost of $58,971 and $59,433)                                        60,577           61,257

 Loans                                                                               419,121          401,854
 Less:  Allowance for loan losses                                                      5,089            4,893
                                                                               --------------   --------------
 Net loans                                                                           414,032          396,961
                                                                               --------------   --------------

 Premises and equipment, net                                                           7,988            7,871
 Accrued interest receivable and other assets                                          7,976            9,381
                                                                               --------------   --------------
 TOTAL ASSETS                                                                       $579,393         $548,037
                                                                               ==============   ==============

 LIABILITIES

 Deposits

       Noninterest bearing                                                          $ 87,416         $ 92,145
       Interest bearing                                                              408,183          378,548
                                                                               --------------   --------------
 Total deposits                                                                      495,599          470,693

 Securities sold under agreements to repurchase                                       17,303           13,027
 Accrued interest payable and other liabilities                                        5,312            4,668
 Long-term borrowings                                                                  9,852            9,879
                                                                               --------------   --------------
 TOTAL LIABILITIES                                                                   528,066          498,267
                                                                               --------------   --------------

 COMMITMENTS AND CONTINGENT LIABILITIES                                                    -                -

 STOCKHOLDERS' EQUITY

 Common stock                                                                          4,811            4,811
 Capital surplus                                                                      15,627           15,836
 Retained earnings                                                                    30,980           29,698
 Unrealized gain - securities available for sale, net of taxes                           999            1,131
                                                                               --------------   --------------
                                                                                      52,417           51,476
  Less:  Treasury Stock (85,377 and 134,025 common shares)                             1,090            1,706
                                                                               --------------   --------------
       Total stockholders' equity                                                     51,327           49,770
                                                                               --------------   --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $579,393         $548,037
                                                                               ==============   ==============

--------------------------------------------------------------------------------------------------------------
 See notes to consolidated financial statements




                                      INTERCHANGE FINANCIAL SERVICES CORPORATION
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (in thousands except per share data)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        ------------------------------
                                                                            1998             1997
                                                                        -------------     ------------
INTEREST INCOME

Interest and fees on loans                                                    $8,742           $7,812
Interest on federal funds sold                                                   250               34
Interest and dividends on securities
    Taxable interest income                                                    1,549            1,702
    Interest income exempt from federal income taxes                              29               15
    Dividends                                                                     54               53
                                                                        -------------     ------------
TOTAL INTEREST INCOME                                                         10,624            9,616
                                                                        -------------     ------------

INTEREST EXPENSE

Interest on deposits                                                           3,774            3,292
Interest on short-term borrowings                                                208              198
Interest on long-term borrowings                                                 147              148
                                                                        -------------     ------------
TOTAL INTEREST EXPENSE                                                         4,129            3,638
                                                                        -------------     ------------

NET INTEREST INCOME                                                            6,495            5,978
Provision for loan losses                                                        210              610
                                                                        -------------     ------------
NET INTEREST INCOME AFTER PROVISION

 FOR LOAN LOSSES                                                               6,285            5,368
                                                                        -------------     ------------

NONINTEREST INCOME

Service fees on deposit accounts                                                 593              428
Net gain on sale of loans                                                          -            1,067
Other                                                                            308              159
                                                                        -------------     ------------
TOTAL NONINTEREST INCOME                                                         901            1,654
                                                                        -------------     ------------

NONINTEREST EXPENSES

Salaries and benefits                                                          2,288            2,011
Net occupancy                                                                    505              486
Furniture and equipment                                                          234              168
Advertising and promotion                                                        168              152
Federal Deposit Insurance Corporation assessment                                  16                3
Foreclosed real estate expense, net                                                -                8
Other                                                                            995            1,034
                                                                        -------------     ------------
TOTAL NONINTEREST EXPENSES                                                     4,206            3,862
                                                                        -------------     ------------

Income before  income taxes                                                    2,980            3,160

Income taxes                                                                   1,058            1,106
                                                                        -------------     ------------

NET INCOME                                                                   $ 1,922          $ 2,054
                                                                        =============     ============

BASIC EARNINGS PER COMMON SHARE                                                $0.30            $0.32
                                                                        =============     ============

DILUTED EARNINGS PER COMMON SHARE                                              $0.30            $0.32
                                                                        =============     ============

------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                                         INTERCHANGE FINANCIAL SERVICES CORPORATION
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (in thousands)
                                                                                  Accumulated
                                                                                     Other
                                                          Comprehensive Retained  Comprehensive  Common   Capital  Treasury
                                                          Income        Earnings  Income/(Loss)   Stock   Surplus  Stock     Total
                                                          ------------  --------  -------------- -------- -------- -------- --------
Balance at January 1, 1997                                              $24,429            $268  $4,733   $14,931        -  $44,361

Comprehensive income
    Net Income                                              $2,054        2,054                                               2,054
    Other comprehensive income, net of taxes
       Unrealized losses on securities                       (246)                         (246)                               (246)
                                                          ------------
    Other comprehensive income                               (246)
                                                          ------------
Comprehensive income                                        $1,808
                                                          ============
Dividends on common stock at $0.09 per share (1)                          (575)                                                (575)
Issued 12,822 shares of common stock in connection
    with Executive Compensation Plan (1)                                                              9       159               168
Exercised 27,440 option shares (1)                                                                   20       143               163
Purchased 12,200 shares in exchange for option shares (1)                                                           $ (163)    (163)
                                                                        --------  -------------  -------- -------- -------- --------
Balance at March 31, 1997                                                25,908              22   4,762    15,233     (163)  45,762

Comprehensive income

    Net Income                                              $5,502        5,502                                               5,502
    Other comprehensive income, net of taxes
       Unrealized gains on securities                        1,109                        1,109                               1,109
                                                           -----------
    Other comprehensive income                               1,109
                                                           -----------
Comprehensive income                                        $6,611
                                                           ===========
Dividends on common stock at $0.27 per share (1)                         (1,712)                                             (1,712)
Exercised 23,225 option shares (1)                                                                   18        97               115
Fractional shares on 3 for 2 stock split                                                                       (4)               (4)
Issued 229,562 shares of common stock in merger with
    Washington Interchange Corporation (1)                                                          170     2,765             2,935
Acquired 187,283 shares of common stock held by
    Washington Interchange Corporation (1)                                                                          (2,394)  (2,394)
Retired 187,283 shares of common stock held by
    Washington Interchange Corporation (1)                                                         (139)   (2,255)   2,394        -
Purchased 121,826 shares of common stock (1)                                                                        (1,543)  (1,543)
                                                                        --------  -------------- -------- -------- -------- --------
Balance at December 31, 1997                                             29,698           1,131   4,811    15,836   (1,706)  49,770

Comprehensive income

    Net Income                                              $1,922        1,922                                               1,922
    Other comprehensive income, net of taxes
       Unrealized losses on securities                        (132)                        (132)                               (132)
                                                           -----------
    Other comprehensive income                                (132)
                                                           -----------
    Comprehensive income                                    $1,790
                                                           ===========

Dividends on common stock at $0.10 per share (1)                           (640)                                               (640)
Issued 12,769 shares of common stock in connection
    with Executive Compensation Plan (1)                                                                       70      162      232
Exercise of 35,878 option shares (1)                                                                         (279)     454      175
                                                                        --------  -------------- -------- -------- -------- --------
Balance at March 31, 1998                                               $30,980            $999  $4,811   $15,627  $(1,090) $51,327
                                                                        ========  ============== ======== ======== ======== ========

------------------------------------------------------------------------------------------------------------------------------
(1) Adjusted for the effects of the 3 for 2 stock split issued on April 17, 1998 to shareholders of record on March 20, 1998

See notes to consolidated financial statements.

                              INTERCHANGE FINANCIAL SERVICES CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                                                          For the three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                                1998           1997
                                                                         ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $ 1,922           $ 2,054
Non-cash items included in earnings
    Depreciation and amortization of fixed assets                                309               227
    Amortization of securities premiums                                          179               202
    Accretion of securities discounts                                            (36)              (17)
    Amortization of premiums in connection with acquisition                      111               111
    Provision for loan losses                                                    210               610
    Net gain on sale of  loans                                                     -            (1,067)
    Net gain on sale of foreclosed real estate                                     -                (3)
    Increase in carrying value of loans available for sale                         -                26
Decrease (increase) in operating assets
    Net repayment of loans available for sale                                      -                 6
    Accrued interest receivable                                                   65               364
    Other                                                                      1,279              (367)
Increase in operating liabilities
    Accrued interest payable                                                     170                67
    Other                                                                        475             1,269
                                                                         ------------        ----------
CASH PROVIDED BY OPERATING ACTIVITIES                                          4,684             3,482
                                                                         ------------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
(Payments for) proceeds from
    Net originations of loans                                                 (6,155)          (10,065)
    Purchase of loans                                                         (3,626)                -
    Purchase of term federal funds                                            (7,500)                -
    Sale of loans                                                                  -             5,945
    Purchase of securities available for sale                                   (254)           (1,985)
    Maturities of securities available for sale                                  639               221
    Sale of foreclosed real estate                                                 -               329
    Purchase of investment securities                                         (4,260)                -
    Maturities of investment securities                                        4,011            16,672
    Net payments on foreclosed real estate                                         -                 2
    Purchase of fixed assets                                                    (390)             (624)
    Sale of fixed assets                                                           -                13
                                                                         ------------        ----------
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                              (17,535)           10,508
                                                                         ------------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments for)
    Deposits more than withdrawals                                            24,906             8,125
    Securities sold under agreements to repurchase                             6,600             1,650
    Retirement of other borrowings                                               (27)           (5,225)
    Retirement of securities sold under agreement to repurchase               (2,324)           (1,000)
    Dividends                                                                   (640)             (575)
    Common stock issued                                                          232               168
    Exercise of option shares from Treasury                                      175                 -
                                                                         ------------        ----------
CASH PROVIDED BY FINANCING ACTIVITIES                                         28,922             3,143
                                                                         ------------        ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                         16,071            17,133
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  26,197            24,322
                                                                         ============        ==========
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $42,268           $41,455
                                                                         ============        ==========

Supplemental disclosure of cash flow information:
Cash paid for:
      Interest                                                                $3,959            $3,571
      Income taxes                                                               423               110
Supplemental disclosure of non-cash investing activities:

      Decrease - market valuation of securities available for sale              $218              $353
      Amortization of valuation allowance - securities transferred from
        available for sale to held to maturity                                     -                 2
-------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENTS

         The consolidated financial statements should be read in conjunction with the financial statements and schedules as presented in the Annual Report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1997.

         Consolidated financial data for the three months ended March 31, 1998 and 1997, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1998 and 1997, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

         For the first quarter of 1998, the Company reported net income of $1.9 million or $0.30 diluted earnings per common share, as compared with $2.1 million or $0.32 diluted earnings per common share for the same period of 1997, a decrease of $132 thousand. The decrease was due to a non-recurring gain of $1.1 million recognized in the first quarter of 1997 from the sale of commercial loans. The provision for loan losses declined $400 thousand during the first quarter of 1998 as compared to the same period in 1997 and partially offset the gain from the sale of commercial loans. Adjusting for the non-recurring items, earnings for the first quarter of 1998 would have increased $302 thousand.

NET INTEREST INCOME

         Net interest income is the most significant source of the Company's operating income. Net interest income on a tax equivalent basis increased $520 thousand to $6.5 million for the quarter ended March 31, 1998 as compared to the same quarter of 1997. The increase in net interest income is principally due to higher levels of interest earning assets and increased loan production. The loan growth was funded largely by the growth in deposit liabilities.

         Average interest earning assets increased $66.5 million or 14.2% to $534.3 million for the quarter ended March 31, 1998, over the same period in 1997. The growth was mainly the result of an increase in volume of commercial mortgages, home equity loans and consumer auto leases. For the first quarter of 1998, average loans increased $56.3 million or 15.9% over the same period in 1997. The average yield on loans was negatively impacted by a decline in market rates and increased competitive factors. However, the increased loan volume contributed to a $930 thousand growth in loan income which offset the decline in yield. The growth in loan income was instrumental to the growth in net interest income.

         For the quarter ended March 31, 1998, average interest bearing deposits grew $38.9 million or 10.9% and noninterest bearing demand deposits grew $13.2 million or 18.4%. The total growth in average deposits amounted to 12.2% and is considered exceptional relative to the industry as a whole and considering the competition and alternative investments available to consumers. Despite the outstanding growth in deposits, the Company's cost of funds increased only 5 basis points over the first quarter of 1997.

NONINTEREST INCOME

         For the quarter ended March 31, 1998, noninterest income amounted to $901 thousand, a decrease of $753 thousand as compared to the same period in 1997. The decrease was principally due to a nonrecurring gain of $1.1 million recognized in the first quarter of 1997 from the sale of commercial loans. Adjusting for the nonrecurring item, noninterest income increased $314 thousand and was largely the result of a $165 thousand increase in service charges on deposits. The higher levels of service charges on deposits can be attributed to the growth of the deposit base and the implementation of ATM surcharges.

         A gain of $53 thousand from the sale of reverse mortgage servicing also contributed to the increase in noninterest income.

NONINTEREST EXPENSES

         For the quarter ended March 31, 1998, noninterest expenses amounted to $4.2 million, an increase of $344 thousand as compared to the same period in 1997. Increases in salaries and benefits, the largest component of noninterest expenses, were predominantly responsible for the increase. Salaries and benefits expense increased $277 thousand mostly due to normal salary raises, promotions and increases in staff. At March 31, 1998, full-time equivalent staff was 179 as compared to 173 at March 31, 1997.

         Occupancy and equipment costs which increased $85 thousand from the first quarter of 1997 were also partly responsible for the increase. The increase in occupancy and equipment costs was mostly due to the installation of a new mainframe computer, the addition of new equipment and the renovation of a branch.

         One of the Company's goals is to control expenses in order to maximize earnings and shareholder value. Generally, the efficiency ratio is one method utilized to measure a bank's operating expenses. The efficiency ratio is gross operating expenses, excluding the amortization of intangibles and net expenses of foreclosed real estate, expressed as a percentage of net interest income (on a fully taxable equivalent basis) and other noninterest income, excluding gains. Generally, the lower the efficiency ratio the more effective the Company is in utilizing its resources to produce income. The Company's efficiency ratio for the quarter ended March 31, 1998, was 55.7% as compared to 55.1% for the year 1997. The slight deterioration resulted from the installation of a new mainframe computer, the addition of new equipment and the renovation of a branch. The national peer group average (published by SNL Securities) for the year 1997 was 60.4%.

INCOME TAXES

         Income tax expense as a percentage of pre-tax income was 35.5% for the three months ended March 31, 1998 as compared to 35.0% for the first quarter of 1997. The increase is attributable to an increase in the effective state income tax rate.

NONPERFORMING ASSETS

         Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At March 31, 1998, nonperforming assets amounted to $2.4 million, a decrease of $450 thousand from $2.9 million at March 31, 1997. The sale of $282 thousand of real estate owned comprised most of the decrease. The ratio of nonperforming assets to total loans and foreclosed real estate decreased to 0.58% at March 31, 1998 from 0.81% at March 31, 1997.
At March 31, 1998, nonperforming assets increased $353 thousand from $2.1 million at December 31, 1997. For the first quarter of 1998, the ratio of nonperforming assets to total loans and foreclosed real estate increased
6 basis points from 0.52% at December 31, 1997.

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

         The allowance for loan losses was $5.1 million at March 31, 1998, and $4.9 million at December 31, 1997, representing 208.6% and 234.45% of nonperforming loans at those dates, respectively. In the first quarter of 1998, the Company's provision for loan losses was $210 thousand, a decrease of $400 thousand from the same period a year ago. In the first quarter of 1997, the provision for loan losses was higher since, during that period, the Company's loan growth and focus was largely in commercial lending. Such growth and concentration can change the characteristics and potentially increase the inherent credit risk of the Company's loan portfolio. Accordingly, during the first quarter of 1997, the Company revised the risk allocation percentages applied to commercial loans used in computing the allowance for loan losses to capture such risk. This resulted in the increase in the provision for loan losses during the period ended, March 31, 1997.


SECURITIES

     Securities held to maturity and securities available for sale consist of the following: (in thousands)

                                                                               MARCH 31, 1998
                                                         ------------------------------------------------------------
                                                                            GROSS           GROSS         ESTIMATED
                                                          AMORTIZED         UNREALIZED      UNREALIZED     MARKET
                                                            COST            GAINS           LOSSES          VALUE
                                                         ------------    ------------     -----------    ------------
SECURITIES HELD TO MATURITY

    OBLIGATIONS OF U.S. TREASURY                            $ 20,074           $ 106               -        $ 20,180
    MORTGAGE-BACKED SECURITIES                                16,798             146             $27          16,917
    OBLIGATIONS OF U.S. AGENCIES                               6,718             186               -           6,904
    OBLIGATIONS OF STATES & POLITICAL SUBDIVISIONS             2,812               -               -           2,812
    OTHER DEBT SECURITIES                                        150               -               -             150
                                                         ------------    ------------     -----------    ------------
                                                              46,552             438              27          46,963
                                                         ------------    ------------     -----------    ------------

SECURITIES AVAILABLE FOR SALE

    OBLIGATIONS OF U.S. TREASURY                              35,406             583              53          35,936
    MORTGAGE-BACKED SECURITIES                                15,443             187              36          15,594
    OBLIGATIONS OF U.S. AGENCIES                               3,957              83               -           4,040
    EQUITY SECURITIES                                          4,165             842               -           5,007
                                                         ------------    ------------     -----------    ------------
                                                              58,971           1,695              89          60,577
                                                         ------------    ------------     -----------    ------------

      TOTAL SECURITIES                                      $105,523          $2,133            $116        $107,540
                                                         ============    ============     ===========    ============


                                                                              December 31, 1997
                                                         ------------------------------------------------------------
                                                                            Gross           Gross         Estimated
                                                          Amortized      Unrealized       Unrealized       Market
                                                            Cost            Gains           Losses          Value
                                                         ------------    ------------     -----------    ------------

Securities held to maturity

    Obligations of U.S. Treasury                            $ 22,134           $ 122               -        $ 22,256
    Mortgage-backed securities                                14,326             153            $ 25          14,454
    Obligations of U.S. Agencies                               6,711             166               -           6,877
    Obligations of states & political subdivisions             3,049               -               -           3,049
    Other debt securities                                        150               -               -             150
                                                         ------------    ------------     -----------    ------------
                                                              46,370             441              25          46,786
                                                         ------------    ------------     -----------    ------------
Securities available for sale

    Obligations of U.S. Treasury                              35,452             605              74          35,983
    Mortgage-backed securities                                16,115             197              18          16,294
    Obligations of U.S. Agencies                               3,954              66               -           4,020
    Equity securities                                          3,912           1,048               -           4,960
                                                         ------------    ------------     -----------    ------------
                                                              59,433           1,916              92          61,257
                                                         ------------    ------------     -----------    ------------

      Total securities                                      $105,803          $2,357            $117        $108,043
                                                         ============    ============     ===========    ============


At March 31, 1998, the contractual maturities of securities held to maturity and securities available for sale are as follows: (in thousands)
                                                     SECURITIES                               SECURITIES
                                                  HELD TO MATURITY                        AVAILABLE FOR SALE
                                           -------------------------------            ----------------------------
                                            AMORTIZED           MARKET                   AMORTIZED      MARKET
                                               COST             VALUE                    COST            VALUE
                                           -------------     -------------            ------------    ------------
WITHIN 1 YEAR                                   $16,907           $16,954                 $ 3,513         $ 3,545
AFTER 1 BUT WITHIN 5 YEARS                       10,006            10,152                  38,764          39,366
AFTER 5 BUT WITHIN 10 YEARS                      12,830            12,958                   5,208           5,326
AFTER 10 YEARS                                    6,809             6,899                   7,321           7,333
EQUITY SECURITIES                                     -                 -                   4,165           5,007
                                           -------------     -------------            ------------    ------------

                        TOTAL                   $46,552           $46,963                 $58,971         $60,577
                                           =============     =============            ============    ============



CAPITAL ADEQUACY

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                                                  To Be Well
                                                                                                              Capitalized Under
                                                                                 For Capital                  Prompt Corrective
                                                       Actual                 Adequacy Purposes               Action Provisions
                                                 ------------------------     ------------------------     -----------------------
                                                    Amount       Ratio           Amount       Ratio          Amount       Ratio
                                                 ------------ -----------     ------------ -----------     ----------- -----------

AS OF MARCH 31, 1998:

    TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
       THE COMPANY                                $54,493          13.95 %     $31,249           8.00 %        N/A         N/A
       THE BANK                                    52,621          13.54        31,102           8.00      $38,877       10.00 %

    TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS):
       THE COMPANY                                 49,610          12.70        15,624           4.00          N/A         N/A
       THE BANK                                    47,761          12.29        15,551           4.00       23,326        6.00

    TIER 1 CAPITAL (TO AVERAGE ASSETS):
       THE COMPANY                                 49,610           8.84        16,831           3.00          N/A         N/A
       THE BANK                                    47,761           8.56        16,745           3.00       27,908        5.00

As of December 31, 1997:

    Total Capital (to Risk Weighted Assets):
       The Company                                $52,541          14.03 %     $29,961           8.00 %        N/A         N/A
       The Bank                                    50,691          13.60        29,815           8.00      $37,269       10.00 %

    Tier 1 Capital (to Risk Weighted Assets):
       The Company                                 47,860          12.78        14,981           4.00          N/A         N/A
       The Bank                                    46,032          12.35        14,908           4.00       22,361        6.00

    Tier 1 Capital (to Average Assets):
       The Company                                 47,860           8.86        16,214           3.00          N/A         N/A
       The Bank                                    46,032           8.56        16,135           3.00       26,892        5.00


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

         FINANCING FOR THE COMPANY'S LOANS AND INVESTMENTS IS DERIVED PRIMARILY FROM DEPOSITS, ALONG WITH INTEREST AND PRINCIPAL PAYMENTS ON LOANS AND INVESTMENTS. AT MARCH 31, 1998, TOTAL DEPOSITS AMOUNTED TO $495.6 MILLION, AN INCREASE OF $24.9 MILLION OR 5.3% FROM DECEMBER 31, 1997. IN ADDITION, THE COMPANY SUPPLEMENTED THE MORE TRADITIONAL FUNDING SOURCES WITH BORROWINGS FROM THE FEDERAL HOME LOAN BANK OF NEW YORK ("FHLB") AND WITH SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ("REPOS"). AT MARCH 31, 1998, ADVANCES FROM THE FHLB AND REPOS AMOUNTED TO $9.9 MILLION AND $17.3 MILLION, RESPECTIVELY, AS COMPARED TO $9.9 MILLION AND $13.0 MILLION, RESPECTIVELY, AT DECEMBER 31, 1997.

         IN THE FIRST QUARTER OF 1998, LOAN PRODUCTION CONTINUED TO BE THE COMPANY'S PRINCIPAL INVESTING ACTIVITY. NET LOANS AT MARCH 31, 1998 AMOUNTED TO $414.0 MILLION, COMPARED TO $397.0 MILLION AT THE END OF 1997, AN INCREASE OF $17.0 MILLION OR 4.3%.

         THE COMPANY'S MOST LIQUID ASSETS ARE CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD. AT MARCH 31, 1998, THE TOTAL OF SUCH ASSETS AMOUNTED TO $42.3 MILLION OR 7.3% OF TOTAL ASSETS, COMPARED TO $26.2 MILLION OR 4.8% OF TOTAL ASSETS AT YEAR-END 1997.

         ANOTHER    SIGNIFICANT    LIQUIDITY    SOURCE    IS    THE    COMPANY'S
AVAILABLE-FOR-SALE  ("AFS")  SECURITIES.  AT  MARCH  31,  1998,  AFS  SECURITIES
AMOUNTED TO $60.6 MILLION OR 56.5% OF TOTAL SECURITIES, COMPARED TO $61.3 MILLION OR 56.9% OF TOTAL SECURITIES AT YEAR-END 1997.

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

         MANAGEMENT BELIEVES THAT THE COMPANY'S SOURCES OF FUNDS ARE SUFFICIENT TO MEET ITS FUNDING REQUIREMENTS.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         REFERENCE IS MADE TO FORM 10-K FILED FOR THE YEAR ENDED DECEMBER 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      THE FOLLOWING EXHIBITS ARE FURNISHED HEREWITH:

                  EXHIBIT NO.

                  11       STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                  27       FINANCIAL DATA SCHEDULE

         (B) FORM 8-K FILED MARCH 17, 1998 ANNOUNCING THE ACQUISITION OF THE JERSEY BANK FOR SAVINGS BY MERGER.

         (C) FORM 8-K FILED MARCH 17, 1998 ANNOUNCING ITS INCREASED QUARTERLY CASH DIVIDEND AND 3 FOR 2 STOCK SPLIT.

                                      SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

INTERCHANGE FINANCIAL SERVICES CORPORATION

BY:      /S/ ANTHONY LABOZZETTA
         ______________________________
         ANTHONY LABOZZETTA
         EXECUTIVE VICE PRESIDENT & CFO