Form 10-Q
period 1998-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1998-08-13
CIK 755933

                               INTERCHANGE FINANCIAL SERVICES CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                              (in thousands)

                                                                              JUNE 30,        December 31,
                                                                                1998             1997
                                                                           ---------------   --------------
 ASSETS
 Cash and due from banks                                                         $ 18,265         $ 19,215
 Interest bearing demand deposits                                                   1,003            1,968
 Federal funds sold                                                                22,200           15,400
                                                                           ---------------   --------------
 Total cash and cash equivalents                                                   41,468           36,583
                                                                           ---------------   --------------
 Investment securities at amortized cost  (approximate
      market value of $52,121 and $60,834)                                         51,622           60,442
 Securities available for sale at estimated  market value
      (amortized cost of $88,068 and $73,640)                                      89,441           75,556

 Loans                                                                            471,085          438,273
 Less:  Allowance for loan losses                                                   5,342            5,231
                                                                           ---------------   --------------
 Net loans                                                                        465,743          433,042
                                                                           ---------------   --------------
 Premises and equipment, net                                                        9,831            9,548
 Accrued interest receivable and other assets                                       8,687            9,879
                                                                           ---------------   --------------
 TOTAL ASSETS                                                                    $666,792         $625,050
                                                                           ===============   ==============
 LIABILITIES
 Deposits
      Noninterest bearing                                                       $ 100,819         $ 95,437
      Interest bearing                                                            475,055          445,329
                                                                           ---------------   --------------
 Total deposits                                                                   575,874          540,766

 Securities sold under agreements to repurchase                                    18,450           13,027
 Accrued interest payable and other liabilities                                     4,359            5,248
 Long-term borrowings                                                               9,824            9,879
                                                                           ---------------   --------------
 TOTAL LIABILITIES                                                                608,507          568,920
                                                                           ---------------   --------------

 COMMITMENTS AND CONTINGENT LIABILITIES                                                 -                -

 STOCKHOLDERS' EQUITY
 Common stock                                                                       5,397            5,396
 Capital surplus                                                                   21,291           21,557
 Retained earnings                                                                 31,718           29,698
 Acumulated Other Comprehensive Income                                                867            1,185
                                                                           ---------------   --------------
                                                                                   59,273           57,836
  Less:  Treasury Stock (77,302 and 134,025 common shares)                            988            1,706
                                                                           ---------------   --------------
      Total stockholders' equity                                                   58,285           56,130
                                                                           ---------------   --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $666,792         $625,050
                                                                           ===============   ==============

-----------------------------------------------------------------------------------------------------------
 See notes to consolidated financial statements

                                                               INTERCHANGE FINANCIAL SERVICES CORPORATION
                                                                     CONSOLIDATED STATEMENTS OF INCOME
                                                                (in thousands except per share data)
                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                   --------------------------       --------------------------
                                                                       1998          1997              1998          1997
                                                                   -------------  -----------       ------------  ------------
INTEREST INCOME
Interest and fees on loans                                               $9,731       $8,679            $19,210       $17,151
Interest on federal funds sold                                              423          264                803           386
Interest on interest bearing deposits                                        25           19                 49            39
Interest and dividends on securities
    Taxable interest income                                               2,004        2,167              3,982         4,302
    Interest income exempt from federal income taxes                         21            8                 50            24
    Dividends                                                                68           55                131           114
                                                                   -------------  -----------       ------------  ------------
TOTAL INTEREST INCOME                                                    12,272       11,192             24,225        22,016
                                                                   -------------  -----------       ------------  ------------

INTEREST EXPENSE
Interest on deposits                                                      4,655        4,305              9,213         8,310
Interest on short-term borrowings                                           249          167                457           365
Interest on long-term borrowings                                            147          150                294           298
                                                                   -------------  -----------       ------------  ------------
TOTAL INTEREST EXPENSE                                                    5,051        4,622              9,964         8,973
                                                                   -------------  -----------       ------------  ------------

NET INTEREST INCOME                                                       7,221        6,570             14,261        13,043
Provision for loan losses                                                   212          517                431         1,137
                                                                   -------------  -----------       ------------  ------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                          7,009        6,053             13,830        11,906
                                                                   -------------  -----------       ------------  ------------
NONINTEREST INCOME
Service fees on deposit accounts                                            649          492              1,274           945
Net gain on sale of loans                                                     -            -                  -         1,067
Other                                                                       235        1,014                568         1,180
                                                                   -------------  -----------       ------------  ------------
TOTAL NONINTEREST INCOME                                                    884        1,506              1,842         3,192
                                                                   -------------  -----------       ------------  ------------

NONINTEREST EXPENSES
Salaries and benefits                                                     2,244        2,234              4,727         4,425
Net occupancy                                                               572          533              1,136         1,080
Furniture and equipment                                                     252          221                510           411
Advertising and promotion                                                   213          222                390           386
Federal Deposit Insurance Corporation assessment                             19           17                 37            22
Foreclosed real estate expense, net                                           -           (3)                 -             5
Acquisition                                                               1,278            -              1,389             -
Other                                                                     1,078        1,217              2,177         2,365
                                                                   -------------  -----------       ------------  ------------
TOTAL NONINTEREST EXPENSES                                                5,656        4,441             10,366         8,694
                                                                   -------------  -----------       ------------  ------------

Income before  income taxes                                               2,237        3,118              5,306         6,404
Income taxes                                                                810        1,095              1,901         2,247
                                                                   -------------  -----------       ------------  ------------
NET INCOME                                                              $ 1,427      $ 2,023            $ 3,405       $ 4,157
                                                                   =============  ===========       ============  ============
BASIC EARNINGS PER COMMON SHARE                                           $0.20        $0.28              $0.47         $0.58
                                                                   =============  ===========       ============  ============
DILUTED EARNINGS PER COMMON SHARE                                         $0.20        $0.28              $0.47         $0.57
                                                                   =============  ===========       ============  ============

------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 (in thousands)
                                                                                 Accumulated
                                                                                    Other
                                                        Comprehensive  Retained  Comprehensive  Common   Capital  Treasury
                                                        Income         Earnings  Income/(Loss)  Stock    Surplus   Stock    Total
                                                        ----------     --------  -------------  -------  -------- --------  -------
Balance at January 1, 1997                                             $24,157            $256   $5,285  $20,350        -   $50,048

Comprehensive income
    Net Income                                            $4,157         4,157                                                4,157
    Other comprehensive income, net of taxes
       Unrealized losses on securities                     (264)                           264                                  264
                                                        ----------
    Other comprehensive income                             (264)
                                                        ----------
Comprehensive income                                      $3,893
                                                        ==========
Dividends on common stock                                               (1,201)                                              (1,201)
Fractional shares on 3 for 2 stock split                                                                      (3)                (3)
Issued 12,822 shares of common stock in connection
    with Executive Compensation Plan (1)                                                              9       159               168
Exercised 27,440 option shares (1)                                                                   20       143               163
Purchased 12,200 shares in exchange for option shares (1)                                                             (163)    (163)
Issued 9,024 common shares under Dividend Reinvestment Plan                                           6        62                68
Issued 229,562 shares of common stock in merger with
    Washington Interchange Corporation (1)                                                          170     2,765             2,935
Acquired 187,283 shares of common stock held by
    Washington Interchange Corporation (1)                                                                          (2,394)  (2,394)
Retired 187,283 shares of common stock held by
    Washington Interchange Corporation (1)                                                         (138)   (2,256)   2,394        -
Purchased 121,826 shares of common stock (1)                                                                        (1,543)  (1,543)
                                                        ----------     --------  -------------  -------  -------- --------  --------
Balance at June 30, 1997                                                27,113             520    5,352    21,220   (1,706)  52,499

Comprehensive income
    Net Income                                            $3,768         3,768                                                3,768
    Other comprehensive income, net of taxes
       Unrealized gains on securities                        665                           665                                  665
                                                        ----------
    Other comprehensive income                               665
                                                        ==========
Comprehensive income                                      $4,433
                                                        ==========

Dividends on common stock                                               (1,183)                                              (1,183)
Exercised 23,225 option shares (1)                                                                   18        97               115
Exercised $23,100 options                                                                            17       137               154
Issued 11,480 common shares under Dividend Reinvestment Plan                                          9       103               112
                                                                       --------  -------------  -------  -------- --------  --------
Balance at December 31, 1997                                            29,698           1,185    5,396    21,557   (1,706)  56,130

Comprehensive income

    Net Income                                            $3,405         3,405                                                3,405
    Other comprehensive income, net of taxes
       Unrealized losses on securities                      (278)                         (278)                                (278)
       Unrealized losses securities transferred from held to
           maturity to available to sale                     (40)                          (40)                                 (40)
                                                        ----------
    Other comprehensive income                              (318)
                                                        ----------

Comprehensive income                                      $3,087
                                                        ==========

Dividends on common stock                                              (1,385)                                               (1,385)
Fractional shares on 3 for 2 stock split and merger shares                                                     (6)               (6)

Issued 12,769 shares of common stock in connection
    with Executive Compensation Plan (1)                                                                       70      162      232
Exercise of 44,680 option shares (1)                                                                  1      (330)     556      227
                                                                       -------   -------------  -------  -------- --------  --------
Balance at June 30, 1998                                               $31,718            $867   $5,397   $21,291    $(988) $58,285
                                                                       ========  =============  =======  ======== ========  ========

------------------------------------------------------------------------------------------------------------------------------------
(1) Adjusted for the effects of the 3 for 2 stock split issued on April 17, 1998 to shareholders of record on March 20, 1998

See notes to consolidated financial statements.

                             INTERCHANGE FINANCIAL SERVICES CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                                                          For the six months ended
                                                                                  June 30,
                                                                        ------------------------------
                                                                               1998           1997
                                                                        ------------------------------
Cash flows from operating activities
Net income                                                                  $ 3,405           $ 4,157
Non-cash items included in earnings
   Depreciation and amortization of fixed assets                                671               541
   Amortization of securities premiums                                          454               485
   Accretion of securities discounts                                            (91)              (51)
   Amortization of premiums in connection with acquisition                      222               222
   Provision for loan losses                                                    431             1,137
   Net gain on sale of  loans                                                     -            (1,067)
   Net gain on sale of foreclosed real estate                                     -                (6)
   Increase in carrying value of loans available for sale                         -                 2
Decrease (increase) in operating assets
   Net repayment of loans available for sale                                      -                13
   Accrued interest receivable                                                 (252)              300
   Other                                                                      1,405              (147)
Increase (decrease) in operating liabilities
   Accrued interest payable                                                     138               218
   Other                                                                     (1,027)             (391)
                                                                        ------------        ----------
Cash provided by operating activities                                         5,356             5,413
                                                                        ------------        ----------
Cash flows from investing activities
(Payments for) proceeds from
   Net originations of loans                                                (22,415)          (25,133)
   Purchase of loans                                                         (3,626)                -
   Purchase of term federal funds                                            (7,500)                -
   Sale of loans                                                                409             5,945
   Purchase of securities available for sale                                (10,546)          (12,361)
   Maturities of securities available for sale                                5,717             2,112
   Sale of foreclosed real estate                                                 -               616
   Purchase of investment securities                                        (11,716)          (14,806)
   Maturities of investment securities                                       10,574            26,408
   Washington Interchange Merger                                                  -                37
   Purchase of fixed assets                                                    (916)           (1,123)
   Sale of fixed assets                                                           4                13
                                                                        ------------        ----------
Cash used in investing activities                                           (40,015)          (18,292)
                                                                        ------------        ----------

Cash flows from financing activities
Proceeds from (payments for)
   Deposits more than withdrawals                                            35,108            28,592
   Securities sold under agreements to repurchase                             8,020             1,750
   Retirement of other borrowings                                               (55)           (5,251)
   Retirement of securities sold under agreement to repurchase               (2,597)           (1,000)
   Dividends                                                                 (1,385)           (1,201)
   Common stock issued                                                          226               236
   Treasury stock                                                                 -            (1,543)
   Exercise of option shares from Treasury                                      227                 -
                                                                        ------------        ----------
Cash provided by financing activities                                        39,544            21,583
                                                                        ------------        ----------
Increase in cash and cash equivalents                                         4,885             8,704
Cash and cash equivalents, beginning of year                                 36,583            33,189
                                                                        ============        ==========
Cash and cash equivalents, end of period                                    $41,468           $41,893
                                                                        ============        ==========
Supplemental disclosure of cash flow information:
Cash paid for:
      Interest                                                               $9,826            $8,755
      Income taxes                                                            2,826             2,549
Supplemental disclosure of non-cash investing activities:
      Decrease (increase) - market valuation of securities available for sale  $541            $ (269)
      Amortization of valuation allowance - securities transferred from
        available for sale to held to maturity                                    -                 5
      Securities transferred from held to maturity to available for sale      8,187                 -

------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE SIX MONTHS ENDED JUNE 30, 1998


1.   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1997.

         The consolidated financial data for the six months ended June 30, 1998 and 1997, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

         Effective May 31, 1998, the Company acquired The Jersey Bank for Savings ("Jersey"). The acquisition has been accounted for under the pooling-of-interests method of accounting, accordingly, the financial statements have been retroactively restated to include the consolidated accounts of Jersey for all periods presented. The transaction resulted in the issuance of 780,198 shares of the Company's common stock.

2.    Earnings Per Common Share

         Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding.
Diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

3.  Legal Proceedings

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 1998 and 1997, and should be read in conjunction with the consolidated financial statements and notes thereto included in
Item 1 hereof.

         The Company issued a 3 for 2 stock split on April 17, 1998 to shareholders of record on March 20, 1998. All per share and share data have been retroactively restated to include the effects of the split for all periods presented.

         Effective May 31, 1998, the Company acquired The Jersey Bank for Savings ("Jersey"). The acquisition has been accounted for under the pooling of interests method of accounting, accordingly the financial statements have been retroactively restated to include the consolidated accounts of Jersey for all periods presented.

                 THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Earnings Summary

         Net income for the three months ended June 30, 1998, was $1.4 million or $.20 diluted earnings per common share, as compared to $2.0 million or $.28 diluted earnings per common share for the same period a year ago. Excluding the nonrecurring Jersey merger related charge of $824 thousand, net of tax, the Company reported net income of $2.3 million, an increase of $228 thousand or 11.3% from the prior comparable period. Diluted earnings per common share, excluding the merger related charge, were $.31, an increase of 10.7% over the prior comparable period.

                              RESULTS OF OPERATIONS

Net Interest Income

         Net interest income is the most significant source of the Company's operating income. Net interest income on a tax equivalent basis increased $654 thousand to $7.2 million for the quarter ended June 30, 1998 as compared to the same quarter of 1997. The increase in net interest income is principally due to higher levels of interest earning assets and increased loan production. The loan growth was funded largely by the growth in deposit liabilities.

         Average interest earning assets increased $73.0 million or 13.2% to $626.9 million for the quarter ended June 30, 1998, over the same period in 1997. The growth was mainly the result of an increase in loan volume, particularly, commercial mortgages, home equity loans and consumer auto leases. For the second quarter of 1998, average loans increased $64.2 million or 16.3% over the same period in 1997. The average yield on loans was negatively impacted by a decline in market rates and increased competitive factors. However, the increased loan volume contributed to a $1.1 million growth in loan income that offset the decline in yield. The growth in loan income was instrumental to the growth in net interest income.

         For the quarter ended June 30, 1998, average interest bearing deposits grew $40.4 million or 9.3% and noninterest bearing demand deposits grew $13.4 million or 16.9%. The total growth in average deposits amounted to 10.5%. Despite the strong growth in deposits, the Company's annualized cost of deposits decreased 7 basis points over the second quarter of 1997.

Noninterest Income

         For the quarter ended June 30, 1998, noninterest income amounted to $884 thousand, a decrease of $622 thousand as compared to the same period in 1997. The decrease was principally due to a nonrecurring gain of $775 thousand recognized in the second quarter of 1997 from the payoff of a commercial loan that was acquired at a discount. Adjusting for the nonrecurring item, noninterest income increased $153 thousand and was largely the result of a $157 thousand increase in service charges on deposits. The higher levels of service charges on deposits can be attributed to the growth of the deposit base.

Noninterest Expenses

         For the quarter ended June 30, 1998, noninterest expenses amounted to $5.7 million, an increase of $1.2 million as compared to the same period in 1997. The increase was due to one time merger related charges of $1.3 million arising from the merger with The Jersey Bank for Savings.

         One of the Company's goals is to control expenses in order to maximize earnings and shareholder value. Generally, the efficiency ratio is one method utilized to measure a bank's operating expenses. The efficiency ratio is gross operating expenses, excluding the amortization of intangibles, the merger related expenses and net expenses of foreclosed real estate, expressed as a percentage of net interest income (on a fully taxable equivalent basis) and other noninterest income, excluding gains. Generally, the lower the efficiency ratio the more effective the Company is in utilizing its resources to produce income. The Company's efficiency ratio for the quarter ended June 30, 1998, was 52.7% as compared to 59.4% for the same period in 1997. The improvement was mostly attributable to the growth in net interest income and noninterest income. The improvement was partially offset by a growth in operating expenses resulting from the installation of a new mainframe computer and the addition of new equipment and the renovation of a branch. The national peer group average (published by SNL Securities) for the year 1997 was 60.4%.

Income Taxes

         Income tax expense as a percentage of pre-tax income was 36.2% for the quarter ended June 30, 1998 as compared to 35.1% for the second quarter of 1997. The increase is attributable to an increase in the effective state income tax rate.

                 SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Earnings Summary

         Net income for the six months ended June 30, 1998, was $3.4 million or $.47 diluted earnings per common share, as compared to $4.2 million or $.57 diluted earnings per common share for the same period a year ago. Excluding the Jersey nonrecurring merger related charge of $896 thousand, net of tax, the Company reported net income of $4.3 million, an increase of $144 thousand or 3.5% from the prior comparable period. Diluted earnings per common share, excluding the merger related charge, were $.59, an increase of 3.5% over the prior comparable period.

                            RESULTS OF OPERATIONS

Net Interest Income

         Net interest income on a tax equivalent basis increased $1.2 million to $14.3 million for the six months ended June 30, 1998 as compared to the same period of 1997. The increase in net interest income is principally due to higher levels of interest earning assets and increased loan production. The loan growth was funded largely by the growth in deposit liabilities.

         Average  interest  earning assets  increased  $73.9 million or 13.6%
to $618.8 million for the six months ended June 30, 1998, over the same period in 1997. The growth was mainly the result of an increase in loan volume, particularly, commercial mortgages, home equity loans and consumer auto leases. For the first six months of 1998, average loans increased $62.1 million or 15.9% over the same period in 1997. The average yield on loans was negatively impacted by a decline in market rates and increased competitive factors. However, the increased loan volume contributed to a $2.1 million growth in loan income that offset the decline in yield.The growth in loan income was instrumental to the growth in net interest income.

         For the six months ended June 30, 1998, average interest bearing deposits grew $42.7 million or 10.0% and noninterest bearing demand deposits grew $13.9 million or 18.1%. The total growth in average deposits amounted to 11.3%. Despite the strong growth in deposits, the Company's annualized cost of deposits remained marginally the same as it was, on an annualized basis, for the first six months of 1997.

Noninterest Income

         For the six months ended June 30, 1998, noninterest income amounted to $1.8 million, a decrease of $1.4 million from the same period in 1997. The decrease was principally due to the recognition of nonrecurring gains in the first six months of 1997 of $1.1 million from the sale of commercial loans and of $775 thousand from the payoff of a commercial loan that was acquired at a discount. Adjusting for the nonrecurring items, noninterest income increased $492 thousand and was largely the result of a $329 thousand increase in service charges on deposits. The higher levels of service charges on deposits can be attributed to the growth of the deposit base.

        A gain of $53 thousand from the sale of reverse mortgage servicing also contributed to the increase in noninterest income.

Noninterest Expenses

         For the six months ended June 30, 1998, noninterest expenses amounted to $10.4 million, an increase of $1.7 million as compared to the same period in 1997. The predominant factor for the increase was the one time merger related charges of $1.4 million resulting from the merger with The Jersey Bank for Savings. Increases in salaries and benefits, the largest component of noninterest expenses also contributed to the increase. Salaries and benefits expense increased $302 thousand mostly due to normal salary raises, promotions and increases in staff. At June 30, 1998, full-time equivalent staff was 191 as compared to 190 at June 30, 1997.

         Occupancy and equipment costs that increased $155 thousand from the same period in 1997 were also partly responsible for the increase. The increase in occupancy and equipment costs was mostly due to the installation of a new mainframe computer, the addition of new equipment and the renovation of a branch.

         The Company's efficiency ratio for the six months ended June 30, 1998, was 54.4% as compared to 58.8% for the same period in 1997. The improvement was mostly attributable to the growth in net interest income and noninterest income. The improvement was partially offset by a growth in operating expenses resulting from the installation of a new mainframe computer and the addition of new equipment and the renovation of a branch.
The national peer group average (published by SNL Securities) for the year 1997 was 60.4%.

Income Taxes

         Income tax expense as a percentage of pre-tax income was 35.8% for the six months ended June 30, 1998 as compared to 35.1% for the same period in 1997. The increase is attributable to an increase in the effective state income tax rate.

                             FINANCIAL CONDITION

         At June 30, 1998, the Company's total assets increased $41.7 million or 6.7% to $666.8 million from $625.1 million at December 31, 1997. At June 30, 1998, cash and cash equivalents increased $4.9 million as compared to December 31, 1997. This is principally the result of operating activities (reflecting net income and changes in other assets) and financing activities (reflecting deposit and borrowing growth) providing cash more rapidly than investing activities (funding loan and investment growth) can utilize the cash.

Securities

         During the second quarter, securities with a book value totaling $8.2 million, which had previously been classified by The Jersey Bank for Savings as held to maturity, were transferred to available for sale upon the consummation of the merger. The securities were reclassified to available for sale because they have a higher degree of interest rate sensitivity and do not conform to the Company's investment objectives or to its policy for managing interest rate risk. The transfer of such securities was done in conformance with Statement of Financial Accounting Standard No.115, "Accounting for Certain Investments in Debt and Equity Securities". At that date the market value of the securities was $8.1 million.

     Securities held to maturity and securities available for sale consist of the following:  (in thousands)
                                                                                       June 30, 1998
                                                              -----------------------------------------------------------------
                                                                                  Gross             Gross          Estimated
                                                               Amortized       Unrealized         Unrealized        Market
                                                                  Cost            Gains             Losses           Value
                                                              -------------    ------------      -------------   --------------
Securities held to maturity
    Obligations of U.S. Treasury                                  $ 20,026           $ 112                  -         $ 20,138
    Mortgage-backed securities                                      22,709             210                $37           22,882
    Obligations of U.S. Agencies                                     6,726             213                  -            6,939
    Obligations of states & political subdivisions                   2,012               -                  -            2,012
    Other debt securities                                              149               1                  -              150
                                                              -------------    ------------      -------------   --------------
                                                                    51,622             536                 37           52,121
                                                              -------------    ------------      -------------   --------------
Securities available for sale
    Obligations of U.S. Treasury                                    35,359             587                 33           35,913
    Mortgage-backed securities                                      41,563             367                 98           41,832
    Obligations of U.S. Agencies                                     6,461             124                  3            6,582
    Equity securities                                                4,685             429                  -            5,114
                                                              -------------    ------------      -------------   --------------
                                                                    88,068           1,507                134           89,441
                                                              -------------    ------------      -------------   --------------
       Total securities                                           $139,690          $2,043               $171         $141,562
                                                              =============    ============      =============   ==============

                                                                                     December 31, 1997
                                                              -----------------------------------------------------------------
                                                                                  Gross             Gross          Estimated
                                                               Amortized       Unrealized         Unrealized        Market
                                                                  Cost            Gains             Losses           Value
                                                              -------------    ------------      -------------   --------------

Securities held to maturity
    Obligations of U.S. Treasury                                  $ 22,134           $ 122                  -         $ 22,256
    Mortgage-backed securities                                      28,398             200               $ 96           28,502
    Obligations of U.S. Agencies                                     6,711             166                  -            6,877
    Obligations of states & political subdivisions                   3,049               -                  -            3,049
    Other debt securities                                              150               -                  -              150
                                                              -------------    ------------      -------------   --------------
                                                                    60,442             488                 96           60,834
                                                              -------------    ------------      -------------   --------------
Securities available for sale
    Obligations of U.S. Treasury                                    35,452             605                 74           35,983
    Mortgage-backed securities                                      26,871             308                 30           27,149
    Obligations of U.S. Agencies                                     6,954              71                 12            7,013
    Equity securities                                                4,363           1,048                  -            5,411
                                                              -------------    ------------      -------------   --------------
                                                                    73,640           2,032                116           75,556
                                                              -------------    ------------      -------------   --------------
       Total securities                                           $134,082          $2,520               $212         $136,390
                                                              =============    ============      =============   ==============


At June 30, 1998, the contractual maturities of securities held to maturity and securities available for sale are as follows: (in thousands)

                                          Securities                              Securities
                                       Held to Maturity                       Available for Sale
                                  ----------------------------            ---------------------------
                                   Amortized        Market                 Amortized       Market
                                     Cost            Value                   Cost           Value
                                  ------------    ------------            ------------   ------------
Within 1 year                         $14,065         $14,132                 $ 7,196        $ 7,250
After 1 but within 5 years             13,436          13,578                  37,443         38,097
After 5 but within 10 years            14,215          14,366                  12,564         12,768
After 10 years                          9,906          10,045                  26,180         26,212
Equity securities                           -               -                   4,685          5,114
                                  ------------    ------------            ------------   ------------
                        Total         $51,622         $52,121                 $88,068        $89,441
                                  ============    ============            ============   ============

Loans

     At June 30, 1998, total loans increased $32.8 million or 7.5% to $471.1 million from $438.3 million at December 31, 1997. The following table reflects the composition of the loan portfolio at June


                                                          June 30,          December 31,
                                                            1998               1997
                                                      _____________       _______________
Amounts of loans by type (in thousands)
      Real estate-mortgage
        Commercial                                       $146,776            $134,972
        1-4 family residential
              First liens                                  83,590              73,275
              Junior liens                                 16,336              16,795
              Available for sale                                -                   -
              Home equity                                 144,087             143,177
      Commercial and financial                             58,060              51,574
      Real estate-construction                              1,694               4,229
      Installment
        Credit cards and related plans                      2,118               2,415
        Other                                               1,423               1,736
      Lease financing                                       9,502              10,101
      Term Fed Funds                                        7,500                   -
                                                       ===============     ================
              Total                                      $471,085            $438,273
                                                       ===============     ================

         At June 30, 1998, total deposits increased $35.1 million or 6.5% to $575.9 million from $540.8 million at December 31, 1997. The growth was principally in interest and noninterest bearing demand deposits, which grew $23.6 million and $5.4 million, respectively. Time deposits grew $2.7 million and represent 29.6% of all deposits at June 30, 1998, as compared to 31.1% at December 31, 1997.

Nonperforming Assets

         Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At June 30, 1998, nonperforming assets amounted to $1.8 million, a decrease of $1.0 million from $2.8 million at
June 30, 1997. The sale of $409 thousand of nonperforming loans comprised part of the decrease. The ratio of nonperforming assets to total loans and foreclosed real estate decreased to 0.38% at June 30, 1998 from 0.69% at
June 30, 1997.   At June 30, 1998, nonperforming assets decreased $291 thousand from $2.1 million at December 31, 1997. For the second quarter of 1998, the ratio of nonperforming assets to total loans and foreclosed real estate decreased 10 basis points from 0.48% at December 31, 1997.

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

         The allowance for loan losses was $5.3 million at June 30, 1998, and $5.2 million at December 31, 1997, representing 297.5% and 250.7% of
nonperforming loans at those dates, respectively.   In the second quarter of
1998, the Company's provision for loan losses was $212 thousand, a decrease of $305 thousand from the same period a year ago. In the second quarter of 1997, the provision for loan losses was higher since, during that period, the Company's loan growth and focus was largely in commercial lending. Such growth and concentration can change the characteristics and potentially increase the inherent credit risk of the Company's loan portfolio. Accordingly, during the second quarter of 1997, the Company revised the risk allocation percentages applied to commercial loans used in computing the allowance for loan losses to capture such risk. This resulted in the increase in the provision for loan losses during the period ended, June 30, 1997.


Capital Adequacy

The Company's and the Bank's capital amounts and ratios are as follows:
 (dollars in thousands)

                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                     For Capital               Prompt Corrective
                                                          Actual                  Adequacy Purposes            Action Provisions
                                                -------------------------     ------------------------     -----------------------
                                                   Amount        Ratio           Amount       Ratio          Amount       Ratio
                                                ------------  -----------     ------------  ----------     ----------- -----------

As of June 30, 1998:
    Total Capital (to Risk Weighted Assets):
     The Company                                    $62,104        14.35 %       $34,626         8.00 %        N/A         N/A
      The Bank                                       60,252        13.98          34,479         8.00       43,098       10.00%
    Tier 1 Capital (to Risk Weighted Assets):
      The Company                                    56,761        13.11         $17,313         4.00          N/A         N/A
      The Bank                                       54,909        12.74          17,239         4.00       25,859        6.00
    Tier 1 Capital (to Average Assets):
      The Company                                    56,761         8.65          19,679         3.00          N/A         N/A
      The Bank                                       54,909         8.40          19,599         3.00       32,665        5.00

As of December 31, 1997:
    Total Capital (to Risk Weighted Assets):
      The Company                                   $59,185        14.51 %        32,631         8.00 %        N/A         N/A
      The Bank                                       57,335        14.12          32,485         8.00       40,606       10.00%
    Tier 1 Capital (to Risk Weighted Assets):
      The Company                                    54,166        13.28          16,316         4.00          N/A         N/A
      The Bank                                       52,338        12.89          16,242         4.00       24,364        6.00
    Tier 1 Capital (to Average Assets):
      The Company                                    54,166         8.79          18,482         3.00          N/A         N/A
      The Bank                                       52,338         8.53          18,403         3.00       30,672        5.00


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

         Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At June 30, 1998, total deposits amounted to $575.9 million, an increase of $35.1 million or 6.5% from December 31, 1997. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At June 30, 1998, advances from the FHLB and REPOS amounted to $9.8 million and $18.5 million, respectively, as compared to $9.9 million and $13.0 million, respectively, at December 31, 1997.

         In the second quarter of 1998, loan production continued to be the Company's principal investing activity. Net loans at June 30, 1998 amounted to $465.7 million, compared to $433.0 million at the end of 1997, an increase of $32.7 million or 7.6%.

         The Company's most liquid assets are cash and cash equivalents and federal funds sold. At June 30, 1998, the total of such assets amounted to $41.5 million or 6.2% of total assets, compared to $36.6 million or 5.9% of total assets at year-end 1997.

         Another significant liquidity source is the Company's available-for-sale ("AFS") securities. At June 30, 1998, AFS securities amounted to $89.4 million or 63.4% of total securities, compared to $75.6 million or 55.6% of total securities at year-end 1997.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)    The following exhibits are furnished herewith:

                Exhibit No.
                  11       Statement Re: Computation of Per Share Earnings
                  27       Financial Data Schedule

         (b) Form 8-K filed June 12, 1998 announcing the completion of the acquisition of the Jersey Bank for Savings by merger.

         (c)      3 (a)    Certificate of Incorporation and Amendments thereto
                  are incorporated herein by reference to Form S-4, Registration Statement No. 333-50065.
                  Exhibits 3 filed April 27, 1998

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