Form 10-Q
period 1998-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1998-11-13
CIK 755933


                                 INTERCHANGE FINANCIAL SERVICES CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                               (in thousands)

                                                                           September 30,        December 31,
                                                                                1998               1997
                                                                           ---------------     -------------
 Assets

 Cash and due from banks                                                         $ 14,288          $ 19,215
 Interest bearing demand deposits                                                      24             1,968
 Federal funds sold                                                                     -            15,400
                                                                           ---------------     -------------
 Total cash and cash equivalents                                                   14,312            36,583
                                                                           ---------------     -------------

 Investment securities at amortized cost  (approximate
       market value of $60,362 and $60,834)                                        59,408            60,442
 Securities available for sale at estimated  market value
       (amortized cost of $84,291 and $73,640)                                     86,351            75,556

 Loans                                                                            475,791           438,273
 Less:  Allowance for loan losses                                                   5,493             5,231
                                                                           ---------------     -------------
 Net loans                                                                        470,298           433,042
                                                                           ---------------     -------------

 Premises and equipment, net                                                        9,954             9,548
 Accrued interest receivable and other assets                                       8,202             9,879
                                                                           ---------------     -------------
 Total assets                                                                    $648,525          $625,050
                                                                           ===============     =============

 Liabilities
 Deposits
       Noninterest bearing                                                       $ 93,318          $ 95,437
       Interest bearing                                                           470,497           445,329
                                                                           ---------------     -------------
 Total deposits                                                                   563,815           540,766

 Securities sold under agreements to repurchase                                     9,280            13,027
 Short-term borrowings                                                                650                 -
 Accrued interest payable and other liabilities                                     4,432             5,248
 Long-term borrowings                                                               9,797             9,879
                                                                           ---------------     -------------
 Total liabilities                                                                587,974           568,920
                                                                           ---------------     -------------

 Commitments and contingent liabilities                                                 -                 -

 Stockholders' equity
 Common stock                                                                       5,397             5,396
 Capital surplus                                                                   21,291            21,557
 Retained earnings                                                                 33,545            29,698
 Acumulated Other Comprehensive Income                                              1,306             1,185
                                                                           ---------------     -------------
                                                                                   61,539            57,836
  Less:  Treasury Stock (77,302 and 134,025 common shares)                            988             1,706
                                                                           ---------------     -------------
       Total stockholders' equity                                                  60,551            56,130
                                                                           ---------------     -------------
 Total liabilities and stockholders' equity                                      $648,525          $625,050
                                                                           ===============     =============

------------------------------------------------------------------------------------------------------------
 See notes to consolidated financial statements

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)
                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                 -------------------------       -------------------------
                                                                    1998          1997              1998         1997
                                                                 ------------  -----------       -----------  ------------
Interest income
Interest and fees on loans                                           $10,028       $9,028           $29,238       $26,179
Interest on federal funds sold                                           359          170             1,162           556
Interest on interest bearing deposits                                      6           20                55            59
Interest and dividends on securities
    Taxable interest income                                            2,021        2,194             6,003         6,496
    Interest income exempt from federal income taxes                      42           36                92            60
    Dividends                                                             77           55               208           169
                                                                 ------------  -----------       -----------  ------------
Total interest income                                                 12,533       11,503            36,758        33,519
                                                                 ------------  -----------       -----------  ------------

Interest expense
Interest on deposits                                                   4,743        4,436            13,956        12,746
Interest on short-term borrowings                                        235          180               692           545
Interest on long-term borrowings                                         148          149               442           447
                                                                 ------------  -----------       -----------  ------------
Total interest expense                                                 5,126        4,765            15,090        13,738
                                                                 ------------  -----------       -----------  ------------

Net interest income                                                    7,407        6,738            21,668        19,781
Provision for loan losses                                                210          210               641         1,347
                                                                 ------------  -----------       -----------  ------------
Net interest income after provision
 for loan losses                                                       7,197        6,528            21,027        18,434
                                                                 ------------  -----------       -----------  ------------

Noninterest income
Service fees on deposit accounts                                         652          557             1,926         1,502
Net gain on sale of loans                                                  -            -                 -         1,067
Gain on sale of securities                                                94            -                94             -
Other                                                                    267          216               835         1,396
                                                                 ------------  -----------       -----------  ------------
Total noninterest income                                               1,013          773             2,855         3,965
                                                                 ------------  -----------       -----------  ------------

Noninterest expenses
Salaries and benefits                                                  2,206        2,200             6,933         6,625
Net occupancy                                                            611          527             1,747         1,607
Furniture and equipment                                                  247          239               757           650
Advertising and promotion                                                195          196               585           582
Federal Deposit Insurance Corporation assessment                          20           18                57            40
Foreclosed real estate expense, net                                        -           (5)                -             -
Acquisition                                                                3            -             1,392             -
Other                                                                  1,006        1,192             3,183         3,557
                                                                 ------------  -----------       -----------  ------------
Total noninterest expenses                                             4,288        4,367            14,654        13,061
                                                                 ------------  -----------       -----------  ------------

Income before  income taxes                                            3,922        2,934             9,228         9,338

Income taxes                                                           1,375        1,030             3,276         3,277
                                                                 ------------  -----------       -----------  ------------

Net income                                                           $ 2,547      $ 1,904           $ 5,952       $ 6,061
                                                                 ============  ===========       ===========  ============

Basic earnings per common share                                        $0.35        $0.27             $0.83         $0.85
                                                                 ============  ===========       ===========  ============

Diluted earnings per common share                                      $0.35        $0.27             $0.82         $0.84
                                                                 ============  ===========       ===========  ============

--------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                                    INTERCHANGE FINANCIAL SERVICES CORPORATION
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (in thousands)
                                                                               Accumulated
                                                                                 Other
                                                     Comprehensive  Retained  Comprehensive   Common   Capital  Treasury
                                                         Income     Earnings    Income        Stock    Surplus   Stock     Total
                                                       ----------  -------- ---------------  --------  -------- -------- ----------
Balance at January 1, 1997                                         $24,157            $256    $5,285   $20,350        -    $50,048

Comprehensive income
    Net Income                                            $6,061     6,061                                                   6,061
    Other comprehensive income, net of taxes
       Unrealized gains on debt securities                   284
       Unrealized gains on equity securities                 455
                                                       ----------
    Other comprehensive income                                739                      739                                     739
                                                       ----------
Comprehensive income                                       $6,800
                                                       ==========

Dividends on common stock                                           (1,789)                                                 (1,789)
Fractional shares on 3 for 2 stock split                                                                    (3)                 (3)
Issued 12,822 shares of common stock in connection
    with Executive Compensation Plan (1)                                                           9       159                 168
Exercised 27,440 option shares (1)                                                                20       143                 163
Exercised 600 option shares (1)                                                                              4                   4
Purchased 12,200 shares in exchange for option shares (1)                                                          (163)      (163)
Issued 16,586 common shares under Dividend Reinvestment Plan                                      12       128                 140
Issued 229,562 shares of common stock in merger with
    Washington Interchange Corporation (1)                                                       170     2,765               2,935
Acquired 187,283 shares of common stock held by
    Washington Interchange Corporation (1)                                                                       (2,394)    (2,394)
Retired 187,283 shares of common stock held by
    Washington Interchange Corporation (1)                                                      (138)   (2,256)   2,394          -
Purchased 121,826 shares of common stock (1)                                                                     (1,543)    (1,543)
                                                       ----------  -------- ---------------  --------  -------- -------- ----------
Balance at September 30, 1997                                       28,429             995     5,358    21,290   (1,706)    54,366

Comprehensive income
    Net Income                                            $1,864     1,864                                                   1,864
    Other comprehensive income, net of taxes
       Unrealized gains on debt securities                    45
       Unrealized gains on equity securities                 145
                                                       ----------
    Other comprehensive income                               190                       190                                     190
                                                       ----------
 Comprehensive income                                      $2,054
                                                       ==========

Dividends on common stock                                             (595)                                                   (595)
Exercised 23,225 option shares (1)                                                                18        97                 115
Exercised 23,100 option shares (1)                                                                17       133                 150
Issued 11,480 common shares under Dividend Reinvestment Plan                                       3        37                  40
                                                                   -------- ---------------  --------  -------- -------- ----------
Balance at December 31, 1997                                        29,698           1,185     5,396    21,557   (1,706)    56,130

Comprehensive income
    Net Income                                            $5,952     5,952                                                   5,952
    Other comprehensive income, net of taxes
       Unrealized gains on debt securities                   467
       Unrealized losses securities transferred from held to
           maturity to available to sale - Acquisition       (22)
       Unrealized loss on equity securities                 (268)
       Less:  gains on disposition of equity securities      (56)
                                                       ----------
    Other comprehensive income                               121                       121                                     121
                                                       ----------
 Comprehensive income                                      $6,073
                                                       ==========

Dividends on common stock                                           (2,105)                                                 (2,105)
Fractional shares on 3 for 2 stock split and merger shares                                                  (6)                 (6)
Issued 12,769 shares of common stock in connection
    with Executive Compensation Plan (1)                                                                    70      162        232
Exercise of 44,680 option shares (1)                                                               1      (330)     556        227
                                                                   -------- ---------------  --------  -------- -------- ----------
Balance at September 30, 1998                                      $33,545          $1,306    $5,397   $21,291    $(988)   $60,551
                                                                   ======== ===============  ========  ======== ======== ==========

-----------------------------------------------------------------------------------------------------------------------------------
(1) Adjusted for the effects of the 3 for 2 stock split issued on April 17, 1998 to shareholders of record on March 20, 1998

See notes to consolidated financial statements.

                           INTERCHANGE FINANCIAL SERVICES CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                                                         For the nine months ended
                                                                              September 30,
                                                                         -------------------------
                                                                           1998           1997
                                                                         -------------------------
Cash flows from operating activities
Net income                                                                 $ 5,952        $ 6,061
Non-cash items included in earnings
    Depreciation and amortization of fixed assets                            1,015            863
    Amortization of securities premiums                                        709            626
    Accretion of securities discounts                                         (131)           (89)
    Amortization of premiums in connection with acquisition                    305            333
    Provision for loan losses                                                  641          1,347
    Net gain on sale of  loans                                                   -         (1,067)
    Net gain on sale of  available for sale securities                         (94)             -
    Net gain on sale of foreclosed real estate                                   -             (6)
    Increase in carrying value of loans available for sale                       -             (7)
Decrease (increase) in operating assets
    Net repayment of loans available for sale                                    -             18
    Accrued interest receivable                                                (52)           274
    Deferred taxes                                                              (3)           (29)
    Other                                                                    1,392             50
(Decrease) increase in operating liabilities
    Accrued interest payable                                                   (83)            84
    Other                                                                     (733)          (256)
                                                                         ----------     ----------
Cash provided by operating activities                                        8,918          8,202
                                                                         ----------     ----------

Cash flows from investing activities
(Payments for) proceeds from
    Net originations of loans                                              (21,179)       (33,853)
    Purchase of loans                                                      (12,127)        (1,502)
    Purchase of term federal funds                                          (7,500)             -
    Repayment of term federal funds                                          2,500              -
    Sale of loans                                                              409          5,944
    Purchase of securities available for sale                              (14,662)       (13,320)
    Maturities of securities available for sale                             13,313          3,331
    Sale of securities available for sale                                      229              -
    Sale of foreclosed real estate                                               -            616
    Purchase of investment securities                                      (27,169)       (21,948)
    Maturities of investment securities                                     18,189         30,304
    Washington Interchange Merger                                                -             37
    Purchase of fixed assets                                                (1,414)        (3,000)
    Sale of fixed assets                                                         4             13
                                                                         ----------     ----------
Cash used in investing activities                                          (49,407)       (33,378)
                                                                         ----------     ----------

Cash flows from financing activities
Proceeds from (payments for)
    Deposits more than withdrawals                                          23,049         30,557
    Securities sold under agreements to repurchase                          16,300         14,388
    Other borrowings                                                           650         (5,200)
    Retirement of securities sold under agreement to repurchase and other
      borrowings                                                           (20,129)       (12,878)
    Dividends                                                               (2,105)        (1,789)
    Common stock issued                                                        226            312
    Treasury stock                                                               -         (1,543)
    Exercise of option shares from Treasury                                    227              -
                                                                         ----------     ----------
Cash provided by financing activities                                       18,218         23,847
                                                                         ----------     ----------

Increase in cash and cash equivalents                                      (22,271)        (1,329)
Cash and cash equivalents, beginning of year                                36,583         33,189
                                                                         ----------     ----------
Cash and cash equivalents, end of period                                   $14,312        $31,860
                                                                         ==========     ==========
Supplemental disclosure of cash flow information:
Cash paid for:
      Interest                                                             $15,172        $13,655
      Income taxes                                                           4,113          3,885

Supplemental disclosure of non-cash investing activities:
      Increase - market valuation of securities available for sale          $ (145)       $(1,210)
      Amortization of valuation allowance - securities transferred from
        available for sale to held to maturity                                   -              8
      Washington Interchange merger                                              -            504
--------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

     The consolidated financial data for the nine months ended September 30, 1998 and 1997, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

1.   Earnings Per Common Share

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 1998 and 1997, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

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

          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Earnings Summary

     Net income for the three months ended September 30, 1998, was $2.5 million or $.35 diluted earnings per common share, as compared to $1.9 million or $.27 diluted earnings per common share for the same period a year ago. Growth in net interest income and noninterest income as well as a decline in noninterest expenses was principally responsible for the improvement in earnings.

                              RESULTS OF OPERATIONS

Net Interest Income

    Net interest income is the most significant source of the Company's operating income. Net interest income on a tax equivalent basis increased $670 thousand or 9.9% to $7.4 million for the quarter ended September 30, 1998 as compared to the same quarter in 1997. The increase in net interest income is principally due to higher levels of interest earning assets and increased loan production. The loan growth was funded largely by the growth in deposit liabilities.

     Average earning assets increased $71.1 million or 12.6% to $636.5 million for the quarter ended September 30, 1998, over the same period in 1997. The growth was mainly the result of an increase in loan volume, particularly, commercial mortgages, home equity loans and 1-4 family residential mortgages. For the third quarter of 1998, average loans increased $61.7 million or 15.1% over the same period in 1997. The average yield on loans was negatively impacted by a decline in market rates and increased competitive factors and decreased 33 basis points for the quarter ended September 30, 1998, as compared to the same period a year ago. However, the increased loan volume contributed to a $1.0 million growth in loan interest income that offset the decline in yield. The growth in loan interest income was instrumental to the growth in net interest income.

     For the quarter ended September 30, 1998, average interest bearing deposits grew $39.1 million or 8.9% and noninterest bearing demand deposits grew $13.3 million or 16.1%. The total growth in average deposits amounted to 10.0%. Despite the strong growth in interest bearing deposits, the Company's annualized cost of deposits decreased 9 basis points over the third quarter of 1997.

Noninterest Income

     For the quarter ended September 30, 1998, noninterest income amounted to $1.0 million, an increase of $240 thousand as compared to the same period in 1997. The increase was largely the result of a $95 thousand increase in service charges on deposits. The higher levels of service charges on deposits can be attributed to a comprehensive review of the sources of fee income employed by the Company and the growth in the deposit base. A gain of $94 thousand from the sale of equity securities also contributed to the increase in noninterest income.

Noninterest Expenses

     For the quarter ended September 30, 1998, noninterest expenses amounted to $4.3 million, a decrease of approximately $79 thousand as compared to the same period in 1997. The decrease was principally due to a $186 thousand decline in other noninterest expenses. The decrease in other noninterest expenses, includes but is not limited to, a $96,000 decline in legal costs. In addition, the Company exceeded cost savings expectations with respect to the merger with Jersey Bank for Savings, which further contributed to the decrease in noninterest expenses. The decline in noninterest expenses was partially offset by a $92 thousand increase in occupancy and equipment costs due mainly to an increase in depreciation expense resulting from the installation of a new mainframe computer and the renovation of a branch during the first six months of 1998.

     One of the Company's goals is to control expenses in order to maximize earnings and shareholder value. Generally, the efficiency ratio is one method utilized to measure a bank's operating expenses. The efficiency ratio is gross operating expenses, excluding the amortization of intangibles, the merger related expenses and net expenses of foreclosed real estate, expressed as a percentage of net interest income (on a fully taxable equivalent basis) and other noninterest income, excluding gains. Generally, the lower the efficiency ratio the more effective the Company is in utilizing its resources to produce income. The Company's efficiency ratio for the quarter ended September 30, 1998, was 50.5% as compared to 56.7% for the same period in 1997. The improvement was mostly attributable to the growth in net interest income and noninterest income and a decline in noninterest expenses. The national peer group average (published by SNL Securities) for the year 1997 was 60.4%.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 35.1% for the quarter ended September 30, 1998, the same as the third quarter of 1997.

           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Earnings Summary

     Net income for the nine months ended September 30, 1998, was $6.0 million or $.82 diluted earnings per common share, as compared to $6.1 million or $.84 diluted earnings per common share for the same period a year ago. If the Jersey nonrecurring merger related charge of $898 thousand, net of tax were excluded, the Company would have reported net income of $6.9 million, an increase of $789 thousand or 13.0% from the prior comparable period. Diluted earnings per common share, excluding the merger related charge, were $.95, an increase of 13.1% over the prior comparable period.

                              RESULTS OF OPERATIONS

Net Interest Income

     Net interest income on a tax equivalent basis increased $1.9 million to $21.7 million for the nine months ended September 30, 1998 as compared to the same period of 1997. The increase in net interest income is principally due to higher levels of interest earning assets and increased loan production. The loan growth was funded largely by the growth in deposit liabilities.

     Average earning assets increased $73.2 million or 13.3% to $625.0 million for the nine months ended September 30, 1998, over the same period in 1997. The growth was mainly the result of an increase in loan volume, particularly, commercial mortgage loans, home equity loans and consumer auto leases. For the first nine months of 1998, average loans increased $62.1 million or 15.7% over the same period in 1997. The average yield on loans was negatively impacted by a decline in market rates and increased competitive factors and decreased 30 basis points for the nine months ended September 30, 1998, as compared to the same period a year ago. However, the increased loan volume contributed to a $3.1 million growth in loan income that offset the decline in yield. The growth in loan income was instrumental to the growth in net interest income.

     For the nine months ended September 30, 1998, average interest bearing deposits grew $41.7 million or 9.7% and noninterest bearing demand deposits grew $13.7 million or 17.4%. The total growth in average deposits amounted to 10.9%. Despite the strong growth in interest bearing deposits, the Company's annualized cost of deposits decreased 4 basis points as compared to the first nine months of 1997.

Noninterest Income

     For the nine months ended September 30, 1998, noninterest income amounted to $2.9 million, a decrease of $1.1 million from the same period in 1997. The decrease was principally due to the recognition of gains during the first half of 1997 of $1.1 million from the sale of commercial loans and of $775 thousand from the payoff of a commercial loan that was acquired at a discount. Adjusting for these significant nonrecurring items, noninterest income effectively increased $732 thousand. The increase was largely the result of a $424 thousand increase in service charges on deposits. The higher levels of service charges on deposits can be attributed to a comprehensive review of the source of fee income employed by the Company and the growth in the deposit base. A gain of $94 thousand from the sale of equity securities and a gain of $53 thousand from the sale of reverse mortgage servicing also contributed to the effective increase in noninterest income.

Noninterest Expenses

     For the nine months ended September 30, 1998, noninterest expenses amounted to $14.7 million, an increase of $1.6 million as compared to the same period in 1997. The predominant factor for the increase was the one time merger related charges of $1.4 million resulting from the merger with The Jersey Bank for Savings. Excluding the one time merger related charges noninterest expenses increased $201 thousand or 1.5% over the same period in 1997. Salaries and benefits expense, which increased $308 thousand or 4.6% contributed mostly to the increase. The increase was mostly due to normal salary raises and promotions. At September 30, 1998 and 1997, full-time equivalent staff was 199. Occupancy and equipment costs that increased $247 thousand from the same period in 1997 were also partly responsible for the increase. The increase in occupancy and equipment costs was mostly due an increase in depreciation expense resulting from the installation of a new mainframe computer, the addition of new equipment and the renovation of a branch during the first six months of 1998. The recognition of approximately $355 thousand from the cash surrender value of the directors' life insurance policies, which reduced other noninterest expenses, partly offset the increases in salaries and benefits and in occupancy and equipment expenses.

     The Company's efficiency ratio for the nine months ended September 30, 1998, was 53.04% as compared to 58.11% for the same period in 1997. The improvement was mostly attributable to the growth in net interest income and noninterest income in conjunction with a moderate growth in noninterest expenses. The national peer group average (published by SNL Securities) for the year 1997 was 60.4%.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 35.5% for the nine months ended September 30, 1998 as compared to 35.1% for the same period in 1997. The increase is attributable to an increase in the effective state income tax rate.

                               FINANCIAL CONDITION

     At September 30, 1998, the Company's total assets increased $23.5 million or 3.8% to $648.5 million from $625.1 million at December 31, 1997. At September 30, 1998, cash and cash equivalents decreased $22.3 million as compared to December 31, 1997. This is principally the result of financing activities
(reflecting principally repayments of borrowings) and investing activities (funding loans and investment growth) utilizing cash more rapidly than the operating activities (reflecting net income and changes in other assets) can provide it. This can be seen more completely on the accompanying Statements of Cash Flows.


Securities

     Securities held to maturity and securities available for sale consist of the following:  (in thousands)
                                                                                     September 30, 1998
                                                              -----------------------------------------------------------------
                                                                                  Gross             Gross          Estimated
                                                               Amortized        Unrealized        Unrealized         Market
                                                                  Cost            Gains             Losses           Value
                                                              -------------    -------------     -------------    -------------
Securities held to maturity
    Obligations of U.S. Treasury                                  $ 19,997            $ 237                 -         $ 20,234
    Mortgage-backed securities                                      20,681              310               $21           20,970
    Obligations of U.S. Agencies                                    10,737              370                 -           11,107
    Obligations of states & political subdivisions                   7,844               57                 -            7,901
    Other debt securities                                              149                1                 -              150
                                                              -------------    -------------     -------------    -------------
                                                                    59,408              975                21           60,362
                                                              -------------    -------------     -------------    -------------

Securities available for sale
    Obligations of U.S. Treasury                                    33,312              940                 -           34,252
    Mortgage-backed securities                                      39,806              563               141           40,228
    Obligations of U.S. Agencies                                     6,465              188                 -            6,653
    Equity securities                                                4,708              510                 -            5,218
                                                              -------------    -------------     -------------    -------------
                                                                    84,291            2,201               141           86,351
                                                              -------------    -------------     -------------    -------------
       Total securities                                           $143,699           $3,176              $162         $146,713
                                                              =============    =============     =============    =============


                                                                                     December 31, 1997
                                                              -----------------------------------------------------------------
                                                                                  Gross             Gross          Estimated
                                                               Amortized        Unrealized        Unrealized         Market
                                                                  Cost            Gains             Losses           Value
                                                              -------------    -------------     -------------    -------------

Securities held to maturity
    Obligations of U.S. Treasury                                  $ 22,134            $ 122                 -         $ 22,256
    Mortgage-backed securities                                      28,398              200              $ 96           28,502
    Obligations of U.S. Agencies                                     6,711              166                 -            6,877
    Obligations of states & political subdivisions                   3,049                -                 -            3,049
    Other debt securities                                              150                -                 -              150
                                                              -------------    -------------     -------------    -------------
                                                                    60,442              488                96           60,834
                                                              -------------    -------------     -------------    -------------
Securities available for sale
    Obligations of U.S. Treasury                                    35,452              605                74           35,983
    Mortgage-backed securities                                      26,871              308                30           27,149
    Obligations of U.S. Agencies                                     6,954               71                12            7,013
    Equity securities                                                4,363            1,048                 -            5,411
                                                              -------------    -------------     -------------    -------------
                                                                    73,640            2,032               116           75,556
                                                              -------------    -------------     -------------    -------------
       Total securities                                           $134,082           $2,520              $212         $136,390
                                                              =============    =============     =============    =============


At September 30, 1998, the contractual maturities of securities held to maturity and securities available for sale are as follows: (in thousands)
                                          Securities                              Securities
                                       Held to Maturity                       Available for Sale
                                  ----------------------------            ---------------------------
                                   Amortized        Market                 Amortized       Market
                                     Cost            Value                   Cost           Value
                                  ------------    ------------            ------------   ------------
Within 1 year                         $14,741         $14,796                 $14,199        $14,328
After 1 but within 5 years             20,159          20,586                  29,258         30,338
After 5 but within 10 years            13,446          13,690                  11,869         12,140
After 10 years                         11,062          11,290                  24,257         24,327
Equity securities                           -               -                   4,708          5,218
                                  ------------    ------------            ------------   ------------
                        Total         $59,408         $60,362                 $84,291        $86,351
                                  ============    ============            ============   ============


Loans

         At September 30, 1998, total loans increased $37.5 million or 8.6% to $475.8 million from $438.3 million at December 31, 1997. The following table reflects the composition of the loan portfolio at September 30, 1998 and December 31, 1997:

                                                   ______________       ______________
                                                    September 30,        December 31,
                                                         1998                1997
                                                   ______________       ______________
Amounts of loans by type (in thousands)
      Real estate-mortgage
         Commercial                                        $147,571            $134,972
         1-4 family residential
               First liens                                   87,351              73,275
               Junior liens                                  15,559              16,795
               Home equity                                  144,724             143,177
      Commercial and financial                               61,907              51,574
      Real estate-construction                                  695               4,229
      Installment
         Credit cards and related plans                       2,375               2,415
         Other                                                1,379               1,736
      Lease financing                                         9,230              10,101
      Term Fed Funds                                          5,000                   -
                                                   =================    ================
               Total                                       $475,791            $438,273
                                                   =================    ================


     At September 30, 1998, total deposits increased $23.0 million or 4.3% to $563.8 million from $540.8 million at December 31, 1997. The growth was principally in money market deposit accounts and interest bearing demand deposits, which grew $17.1 million and $9.7 million, respectively. Time deposits grew $3.1 million and represent 30.4% of all deposits at September 30, 1998, as compared to 31.1% at December 31, 1997.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At September 30, 1998, nonperforming assets amounted to $1.8 million, a decrease of $1.0 million from $2.8 million at September 30, 1997. The sale of $409 thousand of nonperforming loans comprised part of the decrease. The ratio of nonperforming assets to total loans and foreclosed real estate decreased to 0.37% at September 30, 1998 from 0.67% at September 30, 1997. At September 30, 1998, nonperforming assets decreased $337 thousand from $2.1 million at December 31, 1997. For the third quarter of 1998, the ratio of nonperforming assets to total loans and foreclosed real estate decreased 11 basis points from 0.48% at December 31, 1997.

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

     The allowance for loan losses was $5.5 million at September 30, 1998, and $5.2 million at December 31, 1997, representing 313.9% and 250.7% of nonperforming loans at those dates, respectively. In the third quarter of 1998, the Company's provision for loan losses was $210 thousand, the same as the amount provided in the third quarter of 1997.


Capital Adequacy

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                                                To Be Well
                                                                                                            Capitalized Under
                                                                                   For Capital              Prompt Corrective
                                                           Actual               Adequacy Purposes           Action Provisions
                                                -------------------------     -------------------------    ------------------------
                                                     Amount        Ratio           Amount        Ratio          Amount       Ratio
                                                ------------  -----------     ------------- -----------    ------------ -----------
As of September 30, 1998:
     Total Capital (to Risk Weighted Assets):
       The Company                                 $64,237        14.99 %         $34,294        8.00 %           N/A         N/A
       The Bank                                     62,288        14.60            34,139        8.00         $42,674       10.00 %
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                  58,650        13.68            17,147        4.00             N/A         N/A
       The Bank                                     56,954        13.35            17,070        4.00          25,605        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                  58,650         8.83            19,932        3.00             N/A         N/A
       The Bank                                     56,954         8.60            19,864        3.00          33,107        5.00

As of December 31, 1997:
     Total Capital (to Risk Weighted Assets):
       The Company                                 $59,185        14.51 %         $32,631        8.00 %           N/A         N/A
       The Bank                                     57,335        14.12            32,485        8.00         $40,606       10.00 %
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                  54,166        13.28            16,316        4.00             N/A         N/A
       The Bank                                     52,338        12.89            16,242        4.00          24,364        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                  54,166         8.79            18,482        3.00             N/A         N/A
       The Bank                                     52,338         8.53            18,403        3.00          30,672        5.00


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

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At September 30, 1998, total deposits amounted to $563.8 million, an increase of $23.0 million or 4.3% from December 31, 1997. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At September 30, 1998, advances from the FHLB and REPOS amounted to $10.4 million and $9.3 million, respectively, as compared to $9.9 million and $13.0 million, respectively, at December 31, 1997.

     In the third quarter of 1998, loan production continued to be the Company's principal investing activity. Net loans at September 30, 1998 amounted to $470.3 million, compared to $433.0 million at the end of 1997, an increase of $37.3 million or 8.6%.

     The Company's most liquid assets are cash and cash equivalents and federal funds sold. At September 30, 1998, the total of such assets amounted to $14.3 million or 2.2% of total assets, compared to $36.6 million or 5.9% of total assets at year-end 1997.

     Another significant liquidity source is the Company's available-for-sale ("AFS") securities. At September 30, 1998, AFS securities amounted to $86.4 million or 59.2% of total securities, compared to $75.6 million or 55.6% of total securities at year-end 1997.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $57.7 million line of credit available through its membership in the Federal Home Loan Bank of New York.

     Management believes that the Company's sources of funds are sufficient to meet its funding requirements.

Forward Looking Statements

     We discuss certain matters in this report which are not historical facts, but which are "forward looking statements." These "forward looking statements" include, but are not limited to, estimates of capital expenditures, costs of remediation and testing, the timetable for implementing the remediation and testing phases of Year 2000 planning, the possible impact of third parties' Year 2000 issues on the Company, management's assessment of contingencies and possible scenarios in its Year 2000 planning. The "forward looking statements" in this report reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen. We are not promising to make any public announcement when we think "forward looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

Preparation for the Year 2000

     The issue surrounding many of the world's computers is principally that years are currently recorded in a two-digit format. If not corrected, this problem will render such computers incapable of interpreting dates beyond the year 1999, which could disrupt business. Hereinafter, this issue will collectively be referred to as the "Year 2000 issue". A company's exposure to uncertainties and costs associated with the Year 2000 issue depends on a number of factors, including software, hardware, the industry in which it operates, and other entities with which it electronically interacts.

     The Company has adopted a Year 2000 Compliance Plan (the "Plan") and has established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to address the Year 2000 issues and prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases:
Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, and perform adequate testing and complete certification that its processing systems will be Year 2000 ready. In the Awareness phase, the Company defined the Year 2000 issues, informed management and staff and obtained executive level support and funding. In addition, the Company compiled a comprehensive list of items that may be affected by the Year 2000 compliance issues. Such items include facilities and related non-information technology systems (embedded technology), computer systems, hardware, and services and products provided by third parties. In the Assessment phase, the Company evaluated the items identified in the Awareness phase to assess whether the items will function properly with the century date change. The items were ranked in the order that they will need to be remediated based on their mission critical nature and the potential impact to the Company. The Renovation phase includes an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair of non-compliant items. As of September 30, 1998, the Company has completed the Awareness, Assessment and Renovation phases; however, more Renovation type processes may be required depending upon the outcome of the Validation and Implementation phases. The Validation phase will include a thorough testing and verification of systems, databases and utilities, including present and forward date testing which includes simulating data conditions in the Year 2000. The Implementation phase will consist of placing all the systems, databases and utilities that have been renovated into production. As of September 30, 1998, the Company has conducted and continues to conduct procedures associated with the Renovation, Validation and Implementation phases. The Company expects to complete the Validation (testing) phase with respect to its mission critical applications by March 31, 1999, and the Implementation phase completed by the second quarter of 1999.

     The Company has begun and continues to survey and communicate with counterparties, intermediaries and vendors ("Third Parties") with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. As of September 30, 1998, the Company has received sufficient information from its Third Parties to conclude that they are in the Renovation, Validation and Implementation phases of their respective plans. However, as of September 30, 1998, the Company has not yet received conclusive information from all Third Parties related to the Renovation, Validation and Implementation phases to predict the outcome of their efforts.

     There are many risks associated with the Year 2000 issue, including the failure of the Company's computer and non-financial technology systems. Such failures could have a material adverse effect on the Company and may cause system malfunctions, incorrect or incomplete transaction processing resulting in the inability to reconcile accounting books and records. In addition, even if the Company successfully remediates its Year 2000 issues, it can be adversely affected by failures of Third Parties with which the Company has financial or operational relationships to remediate their own Year 2000 issues. The failure of Third Parties to remediate their Year 2000 issues in a timely manner could result in a material financial risk to the Company. Such risks include business interruption or shutdown, financial loss, regulatory actions and legal liability. The Company is planning to develop a Year 2000 specific contingency plan as part of its overall Year 2000 plan in an effort to mitigate Year 2000 risk.

     Based on current information, the Company does not anticipate that the overall costs related to the implementation of the Year 2000 plan to be material in any single year. The Company estimates that the total external cost of implementing its Year 2000 plan will amount to approximately $170 thousand. The Year 2000 costs include all activities undertaken on Year 2000 related matters, including, but not limited to, renovation, validation (testing), third party review and contingency planning. However, costs for compensation and benefits of the Company's internal employees have not yet been determined. Through the third quarter of 1998, the Company has expended approximately $13 thousand on the Year 2000 project. All Year 2000 costs are expensed in the period incurred.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to Form 10-K filed for the year ended December 31, 1997.

Item 5.  Other Information

          The Company hired Nicholas G. Verdi as Sr. Vice President of Retail Banking effective October 13, 1998, replacing Richard N. Latrenta who resigned on October 23, 1998 to pursue other interests.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               3. (a) Certificate of  Incorporation  and Amendments  thereto are incorporated herein by reference to Form S-4, Registration Statement No. 333-50065.
                      Exhibit 3 filed April 27, 1998.

                  (b)  By-laws  are   incorporated   herein  by   reference   to
                       Registration Statement No. 33-49840, Exhibit 3(b)

               11 StatementRe: Computation of Per Share Earnings

               27 Financial Data Schedule

          (b)  Reports  on Form 8-K
               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998

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