Form 10-Q/A
period 1998-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1998-12-08
CIK 755933


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

                                    INTERCHANGE FINANCIAL SERVICES CORPORATION
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (in thousands)

                                                                               Accumulated
                                                                                 Other
                                                     Comprehensive  Retained  Comprehensive   Common   Capital  Treasury
                                                         Income     Earnings    Income        Stock    Surplus   Stock     Total
                                                       ----------  -------- ---------------  --------  -------- -------- ----------
Balance at January 1, 1997                                         $24,157            $256    $5,285   $20,350        -    $50,048

Comprehensive income
    Net Income                                            $6,061     6,061                                                   6,061
    Other comprehensive income, net of taxes
       Unrealized gains on debt securities                   284
       Unrealized gains on equity securities                 455
                                                       ----------
    Other comprehensive income                                739                      739                                     739
                                                       ----------
                                                       ==========
Comprehensive income                                       $6,800
                                                       ==========

Dividends on common stock                                           (1,789)                                                 (1,789)
Fractional shares on 3 for 2 stock split                                                                    (3)                 (3)
Issued 12,822 shares of common stock in connection
    with Executive Compensation Plan (1)                                                           9       159                 168
Exercised 27,440 option shares (1)                                                                20       143                 163
Exercised 600 option shares (1)                                                                              4                   4
Purchased 12,200 shares in exchange for option shares (1)                                                          (163)      (163)
Issued 16,586 common shares under Dividend Reinvestment Plan                                      12       128                 140
Issued 229,562 shares of common stock in merger with
    Washington Interchange Corporation (1)                                                       170     2,765               2,935
Acquired 187,283 shares of common stock held by
    Washington Interchange Corporation (1)                                                                       (2,394)    (2,394)
Retired 187,283 shares of common stock held by
    Washington Interchange Corporation (1)                                                      (138)   (2,256)   2,394          -
Purchased 121,826 shares of common stock (1)                                                                     (1,543)    (1,543)
                                                       ----------  -------- ---------------  --------  -------- -------- ----------
Balance at September 30, 1997                                       28,429             995     5,358    21,290   (1,706)    54,366

Comprehensive income
    Net Income                                            $1,864     1,864                                                   1,864
    Other comprehensive income, net of taxes
       Unrealized gains on debt securities                    45
       Unrealized gains on equity securities                 145
                                                       ----------
    Other comprehensive income                               190                       190                                     190
                                                       ----------
                                                       ==========
Comprehensive income                                      $2,054
                                                       ==========

Dividends on common stock                                             (595)                                                   (595)
Exercised 23,225 option shares (1)                                                                18        97                 115
Exercised 23,100 option shares (1)                                                                17       133                 150
Issued 11,480 common shares under Dividend Reinvestment Plan                                       3        37                  40
                                                                   -------- ---------------  --------  -------- -------- ----------
Balance at December 31, 1997                                        29,698           1,185     5,396    21,557   (1,706)    56,130

Comprehensive income
    Net Income                                            $5,952     5,952                                                   5,952
    Other comprehensive income, net of taxes
       Unrealized gains on debt securities                   467
       Unrealized losses securities transferred from held to
           maturity to available to sale - Acquisition       (22)
       Unrealized loss on equity securities                 (268)
       Less:  gains on disposition of equity securities      (56)
                                                       ----------
    Other comprehensive income                               121                       121                                     121
                                                       ----------
                                                       ==========
Comprehensive income                                      $6,073
                                                       ==========

Dividends on common stock                                           (2,105)                                                 (2,105)
Fractional shares on 3 for 2 stock split and merger shares                                                  (6)                 (6)
Issued 12,769 shares of common stock in connection
    with Executive Compensation Plan (1)                                                                    70      162        232
Exercise of 44,680 option shares (1)                                                               1      (330)     556        227
                                                                   -------- ---------------  --------  -------- -------- ----------
Balance at September 30, 1998                                      $33,545          $1,306    $5,397   $21,291    $(988)   $60,551
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


                           INTERCHANGE FINANCIAL SERVICES CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)

                                                                         For the nine months ended
                                                                              September 30,
                                                                         -------------------------
                                                                           1998           1997
                                                                         -------------------------
Cash flows from operating activities
Net income                                                                 $ 5,952        $ 6,061
Non-cash items included in earnings
    Depreciation and amortization of fixed assets                            1,015            863
    Amortization of securities premiums                                        709            626
    Accretion of securities discounts                                         (131)           (89)
    Amortization of premiums in connection with acquisition                    305            333
    Provision for loan losses                                                  641          1,347
    Net gain on sale of  loans                                                   -         (1,067)
    Net gain on sale of  available for sale securities                         (94)             -
    Net gain on sale of foreclosed real estate                                   -             (6)
    Increase in carrying value of loans available for sale                       -             (7)
Decrease (increase) in operating assets
    Net repayment of loans available for sale                                    -             18
    Accrued interest receivable                                                (52)           274
    Deferred taxes                                                              (3)           (29)
    Other                                                                    1,392             50
(Decrease) increase in operating liabilities
    Accrued interest payable                                                   (83)            84
    Other                                                                     (733)          (256)
                                                                         ----------     ----------
Cash provided by operating activities                                        8,918          8,202
                                                                         ----------     ----------

Cash flows from investing activities
(Payments for) proceeds from
    Net originations of loans                                              (21,179)       (33,853)
    Purchase of loans                                                      (12,127)        (1,502)
    Purchase of term federal funds                                          (7,500)             -
    Repayment of term federal funds                                          2,500              -
    Sale of loans                                                              409          5,944
    Purchase of securities available for sale                              (14,662)       (13,320)
    Maturities of securities available for sale                             13,313          3,331
    Sale of securities available for sale                                      229              -
    Sale of foreclosed real estate                                               -            616
    Purchase of investment securities                                      (27,169)       (21,948)
    Maturities of investment securities                                     18,189         30,304
    Washington Interchange Merger                                                -             37
    Purchase of fixed assets                                                (1,414)        (3,000)
    Sale of fixed assets                                                         4             13
                                                                         ----------     ----------
Cash used in investing activities                                          (49,407)       (33,378)
                                                                         ----------     ----------

Cash flows from financing activities
Proceeds from (payments for)
    Deposits more than withdrawals                                          23,049         30,557
    Securities sold under agreements to repurchase                          16,300         14,388
    Other borrowings                                                           650         (5,200)
    Retirement of securities sold under agreement to repurchase and other
      borrowings                                                           (20,129)       (12,878)
    Dividends                                                               (2,105)        (1,789)
    Common stock issued                                                        226            312
    Treasury stock                                                               -         (1,543)
    Exercise of option shares from Treasury                                    227              -
                                                                         ----------     ----------
Cash provided by financing activities                                       18,218         23,847
                                                                         ----------     ----------

Increase in cash and cash equivalents                                      (22,271)        (1,329)
Cash and cash equivalents, beginning of year                                36,583         33,189
                                                                         ==========     ==========
Cash and cash equivalents, end of period                                   $14,312        $31,860
                                                                         ==========     ==========
Supplemental disclosure of cash flow information:
Cash paid for:
      Interest                                                             $15,172        $13,655
      Income taxes                                                           4,113          3,885

Supplemental disclosure of non-cash investing activities:
      Increase - market valuation of securities available for sale          $ (145)       $(1,210)
      Amortization of valuation allowance - securities transferred from
        available for sale to held to maturity                                   -              8
      Washington Interchange merger                                              -            504
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

Income Taxes

     Income tax expense as a percentage of pre-tax income was 35.1% for the quarter ended September 30, 1998 the same as the third quarter of 1997.

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

Year 2000 Readiness  Disclosure

     This year 2000 disclosure falls within the Year 2000 Information and Readiness Disclosure Act of 1998. The issue surrounding many of the world's computers is principally that years are currently recorded in a two-digit format. If not corrected, this problem will render such computers incapable of interpreting dates beyond the year 1999, which could disrupt business. Hereinafter, this issue will collectively be referred to as the "Year 2000 issue". A company's exposure to uncertainties and costs associated with the Year 2000 issue depends on a number of factors, including software, hardware, the industry in which it operates, and other entities with which it electronically interacts.

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