Form 10-K
period 1998-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1999-03-19
CIK 755933

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____

                         Commission File number 1-10518

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

         New Jersey                                     22-2553159
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation  or organization)                     Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                    07663
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (201) 703-2265

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of Each Class                                     which registered
---------------------------                         -------------------------
Common Stock (no par value)                          American Stock Exchange

                            ------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                                      None

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of outstanding shares of the Registrant's common stock, no par value per share, as of March 5, 1999, was as follows:

   Class                                      Number of Outstanding Shares
---------------                               -----------------------------
Common Stock
(No par value)                                         7,210,237

The aggregate market value of Registrant's voting stock (based upon the closing trade price on March 5, 1999), held by non-affiliates of the Registrant was approximately $95,534,657

Documents incorporated by reference:

Portions of Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference to Parts II and IV of this Annual Report on Form 10-K.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART 1                                                                     PAGE
Item 1.  Business............................................................. 1
Item 2.  Properties........................................................... 7
Item 3.  Legal Proceedings.................................................... 8
Item 4.  Submission of Matters to a Vote of Security Holders.................. 8
Executive Officers ........................................................... 9

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder
         Matters............................................................. 10
Item 6.  Selected Consolidated Financial Data...............................  11
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Resultsof Operations...............................
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.. ......  13
Item 8.  Financial Statements and Supplementary Data........................  13
Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure........................... 13

PART III

Item 10. Directors and Executive Officers of the Registrant.................  13
Item 11. Executive Compensation.............................................  14
Item 12. Security Ownership of Certain Beneficial Owners
            and Management..................................................  14
Item 13. Certain Relationships and Related Transactions.....................  14

PART IV

Item 14. Exhibits, Financial Statement Schedules
            and Reports on Form 8-K.........................................  15
Signatures................................................................... 16

                                     PART I

Item 1.  Business

   General

     Interchange Financial Services Corporation (the "Company"), a New Jersey business corporation and registered bank holding company under the Bank Holding Company Act of 1956, as amended, acquired all of the outstanding stock of Interchange Bank, (formerly known as Interchange State Bank), a New Jersey chartered bank (the "Bank" or "Interchange"), in 1986.

     The Bank, established in 1969, is a full-service commercial bank headquartered in Saddle Brook, New Jersey and is a member of the Federal Reserve System. It offers banking services for individuals and businesses through its fifteen banking offices and one supermarket mini-branch in Bergen County, New Jersey. In 1998, the Company acquired The Jersey Bank for Savings ("Jersey Bank"), which maintained two banking offices, one in Montvale, New Jersey and another that was opened in the later part of 1996 in River Edge, New Jersey. In addition, during 1998, the Company opened a full-service branch in Paramus, New Jersey adjacent to a shopping mall along with a mini-branch within a 70,000 square foot supermarket located in the shopping mall.

     In addition to the Bank, the Company has other wholly owned direct subsidiaries. Clover Leaf Mortgage Company, a New Jersey Corporation established in 1988 which is not currently engaged in any business activity, and Washington Interchange Corporation, a New Jersey Corporation which was acquired by the Company in May 1997 and owns one of the Bank's branch locations which it leases to the Bank.

     Subsidiaries   of   Interchange   Bank  include   Clover  Leaf   Investment
Corporation, established in 1988 to engage in the business of an investment company pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., established in 1990 to engage in the sales of tax-deferred annuities, and Clover Leaf Management Realty Corporation which was originally established in 1987 under the name Clover Leaf Development Corporation. In 1998, the name and purpose were changed in order to establish a Real Estate Investment Trust ("REIT") that could manage certain real estate assets of the Company in an effort to take advantage of certain tax benefits. All the Bank's subsidiaries are New Jersey corporations and are 100% owned by the Bank, except for the REIT which is 99% owned by the Bank.

Banking Operations

     The Bank offers a wide range of consumer banking services, including: checking and savings accounts, money-market accounts, certificates of deposit, individual retirement accounts, residential mortgages, home equity lines of credit and other second mortgage loans, home improvement loans, automobile loans, personal loans and overdraft protection. The Bank also offers its own VISA(TM) credit card and several convenience products including the Interchange Check Card which lets you access your checking account by using the card when you make purchases. It can also be used as an

ATM card to perform all the usual transactions. Interchange Bank-Line(R) allows customers to perform basic banking transactions over the telephone and also offers Direct Bill Payment. Direct Bill Payment allows customers to pay bills over the phone since bill payments are debited directly to the customer's checking account.The Bank is also in the mutual fund sales market. An Investment Services Program is offered through an alliance between Interchange Bank and Independent Bankers Association of America Financial Services Corporation ("IBAA"), under which mutual funds offered by IBAA are made available to the Bank's customers by Bank employees. Fifteen automated teller machines (MAC(TM), Plus(TM), HONOR(TM), CIRRUS(TM), VISA(TM), NYCE(TM), and MasterCard(TM) networks) are located at thirteen of the banking offices, two are located at supermarkets and one at a mini-market.

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

     The Bank has taken advantage of opportunities to purchase packages of loans and leases. In 1998, the Bank purchased $4.6 million of residential real estate loans, and in 1997, the Bank purchased $10.2 million and $9.1 million of auto leases and residential real estate loans, respectively. These loans and leases were subjected to the Bank's independent credit analysis prior to purchase and were, in some cases, purchased with a limited buy-back obligation or other financial assurance from the sellers. In the Bank's experience, there are significant opportunities to sell the Bank's other products and services to the borrowers whose loans are purchased. The Bank believes that purchasing loans and leases will continue to be a desirable way to increase its portfolios as opportunities arise.

     Deposits of the Bank are insured up to $100,000 per depositor by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC").

Personnel

     The Company had on average 208 full-time-equivalent employees during 1998. Its principal executive office is located at Park 80 West/Plaza Two, Saddle Brook, New Jersey 07663, telephone number (201) 703-2265. As used herein the term "Company" includes the Bank and the subsidiaries of the Bank, unless the context otherwise requires.

Market Areas

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

     For many years Interchange Bank has conducted periodic market research to keep aware of market trends. Much of this research affirmed that consumer financial needs are directly related to identifiable life stages. In response to these distinctive preferences, the Bank has designed and marketed "packaged" products to appeal to these different segments.

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

     Interchange Bank maintains a relational database. This is a powerful technology, designed expressly for the banking industry and generally associated with only the largest and most forward thinking companies. This technology greatly enhances the Bank's internal marketing analysis by providing information about account relationships, their activity and their relative value to the Bank in great detail.

     Interchange has maintained an ambitious program of primary research to keep abreast of customer attitudes and preferences. Our sales quotas and incentives for employees are linked directly to bank-wide goals and are used to motivate employees to sell the "right" products to the "right" customers.

Regulation and Supervision

     Banking is a complex, highly-regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of monetary policy. In furtherance of those goals, Congress has created several largely antonomous regulatory agencies and enacted myriad legislation that governs bank, bank holding companies and the banking industry. Descriptions and references to the statutes and regulations below are brief summaries thereof and do not purport to be complete.

The Company

     The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve "). As a bank holding company, the Company is required to file an annual report with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the Holding Company Act and Federal Regulation Y. The Federal Reserve may conduct examinations of the Company or any of its subsidiaries.

     The Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank (although the Federal Reserve may not assert jurisdiction in certain bank mergers that are regulated under the Bank Merger
Act), or ownership or control of any voting shares of any bank if after such acquisition it would own or control directly or indirectly more than 5% of the voting shares of such bank.

     The Holding Company Act also provides that, with certain limited exceptions, a bank holding company many not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or (ii) own or control more than five percent (5%) of the voting shares of any company that is not a bank, including any foreign company. A bank holding company is permitted, however, to acquire shares of any company the activities of which the Federal Reserve, after due notice and opportunity for hearing, has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve has issued regulations setting forth specific activities that are permissible under the exception. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Federal Reserve considers whether the performance of any such activity by an affiliate of the holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

     Under certain circumstances, prior approval of the Federal Reserve is required under the Holding Company Act before a bank holding company may purchase or redeem any of its equity securities.

Transactions with Affiliates

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

Capital Adequacy Guidelines

     The Federal Reserve issued guidelines establishing risk-based capital requirements for bank holding companies and member banks. The guidelines established a risk-based capital framework consisting of (1) a definition of capital and (2) a system for assigning risk weights. Capital consists of Tier I capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier II, which includes a portion of the allowance for loan losses. Effective October 1, 1998, the Federal Reserve adopted an amendment to their risk-based capital guidelines that permits insured depository institutions to include in their Tier II capital up to 45% of the pre-tax net unrealized gains on certain available for sale equity securities. All assets and off-balance-sheet items are assigned to one of four weighted risk categories ranging from 0% to 100%. Higher levels of capital are required for the categories perceived as representing the greater risks. The Federal Reserve established a minimum risk-based capital ratio of 8% (of which at least 4% must be Tier I). An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance sheet items into account in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards. At December 31, 1998 the the Bank satisfies these ratios and has been categorized as a well-capitalized institution which in the regulatory framework for prompt corrective action imposes the lowest level of supervisory restraints.

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

     In addition to the risk-based guidelines discussed above, the Federal Reserve requires that a bank holding company and bank which meet the regulator's highest performance and operational standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier I capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased.

     The Federal Reserve is vested with broad enforcement powers over bank holding companies to forestall activities that represent unsafe or unsound practices or constitute violations of law. These powers may be exercised through the issuance of cease and desist orders or other actions. The Federal Reserve is also empowered to assess civil penalties against companies or individuals that violate the Holding Company Act, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of non-banking subsidiaries by bank holding companies. Neither the Company nor any of its affiliates has ever been the subject of any such actions by the Federal Reserve.

The Bank

     As a New Jersey state-chartered bank, the Bank's operations are subject to various requirements and restrictions of state law pertaining, among other things, to lending limits, reserves, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital adequacy. The Bank is subject to primary supervision, periodic examination and regulation by the New Jersey Department of Banking and Insurance ("NJDBI"). As a member of the Federal Reserve System, the Bank is also subject to regulation by the Federal Reserve. If, as a result of an examination of a bank, the NJDBI determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the NJDBI. Such remedies include the power to enjoin "unsafe and unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to, among other things, direct an increase in capital, to restrict the growth of the Bank, to assess civil penalties and to remove officers and directors. The Bank has never been the subject of any administrative orders, memoranda of understanding or any other regulatory action by the NJDBI. The Bank also is a member of the Federal Reserve System and therefore subject to supervisory examination by and regulations of the Federal Reserve Bank of New York.

     The Bank's deposits are insured by the Bank Insurance Fund ("BIF") administered by the FDIC up to a maximum of $100,000 per depositor. For this protection, the Bank pays a quarterly statutory deposit insurance assessment to, and is subject to the rules and regulations of, the FDIC.

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

     FICO assessment rates are adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. During 1998, the Bank's BIF FICO rates ranged between 1.164 and 1.24 basis points and the SAIF FICO rates were between
5.82 and 6.22 basis points.

     The foregoing is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

Item 2.  Properties

     The Company leases ten banking offices, one mini-branch within a supermarket, one operations/support facility and one administrative/executive facility. It owns five banking offices and leases land on which it owns one bank building. The Company owns land and a building to be used for a future branch site. All of the facilities are located in Bergen County, New Jersey, which constitutes the Company's primary market area.

     Net investment in premises and equipment totaled $9.9 million at December 31, 1998. Annual rental payments with respect to the Company's leased facilities was $1.1 million for the year ended, December 31, 1998.

     In the opinion of management, the physical properties of the Company and its subsidiaries are suitable and adequate and are being fully utilized.

Item 3.  Legal Proceedings

     In the  ordinary  course of  business,  the  Company is involved in routine litigation involving various aspects of its business, none of which, individually or in the aggregate, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the three months ended December 31, 1998, to a vote of the Company's security holders through the solicitation of proxies or otherwise.

Executive Officers

     The following table sets forth the names, ages, and present positions of the principal executive officers:

Name                    Age Positions Held with the Company and the Bank
____                    ___ ____________________________________________

ANTHONY S. ABBATE . . .  59 President and Chief Executive Officer
ANTHONY J. LABOZZETTA. . 35 Executive Vice President and Chief Financial Officer
NICHOLAS VERDI . . . . . 50 Senior Vice President--Retail Banking
FRANK R. GIANCOLA . . .  45 Senior Vice President--Operations
PATRICIA  D. ARNOLD . .  40 Senior Vice President--Commercial Lending

Business Experience

     ANTHONY S. ABBATE, President and Chief Executive Officer of the Bank since 1981; Senior Vice President and Controller from October 1980; President and Chief Executive Officer of Home State Bank 1978-1980. Engaged in the banking industry since 1959.

     ANTHONY J. LABOZZETTA, Executive Vice President and Chief Financial Officer since September 1997; Treasurer from 1995. Engaged in the banking industry since 1989. Formerly a senior manager with an international accounting firm, specializing in the financial services industry.

NICHOLAS VERDI, Senior Vice President - Retail Banking since October 1998. Engaged in the banking industry since 1968. Formerly an Executive Director of United Financial Services from 1997; Regional President of Hudson United Bank from 1994 and Chief Operations Officer of Hudson United Bank from 1985.

     FRANK R. GIANCOLA, Senior Vice President - Operations since September 1997; Senior Vice President-Retail Banking from 1993; Senior Vice President-Operations of the Bank from 1984; Senior Operations Officer from 1982; Vice President/Branch Administrator from 1981. Engaged in the banking industry since 1971.

     PATRICIA D. ARNOLD, Senior Vice President - Commercial Lending since August 1997; First Vice President from 1995; Department Head Vice President from 1986; Assistant Vice President from 1985; Commercial Loan Officer-Assistant Treasurer from 1983. Engaged in the banking industry since 1981.

     Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Management is not aware of any family relationship between any director or executive officer. No executive officer was selected to his or her position pursuant to any arrangement or understanding with any other person.

                                     Part II

Forward Looking Information

     We discuss certain matters in this report which are not historical facts, but which are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward looking statements" include, but are not limited to, the adequacy of the allowance for loan losses, profitability, interest rate risk, market risk, liquidity and the year 2000 readiness disclosure. The "forward looking statements" in this report reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen as a result of, but not limited to, changes in economic condition, interest rate fluctuations, levels of loan growth and quality and the successful implementation of its Year 2000 Plan, which includes capital expenditures, costs of remediation and testing, the timetable for implementing the remediation and testing phases of Year 2000 planning, the possible impact of third parties' Year 2000 issues on the Company, management's assessment of contingencies and possible scenarios in its Year 2000 planning. We are not promising to make any public announcement when we think "forward looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's common stock is traded on the American Stock Exchange under the symbol "ISB." At March 5, 1999, there were approximately 1,326 shareholders of record. A portion of the Company's common stock is held in "street name" by nominees for the beneficial owners, so the actual number of shareholders is probably higher. A cash dividend of $0.083, $0.09 and $0.10 was paid on each common share outstanding in each quarter during 1996, 1997 and 1998, respectively. The following table sets forth, for the periods indicated, the reported high and low sales prices by quarter:


                                                 High               Low
                                            ------------      ------------
1996

       First quarter (1)(2)(3)                $ 9.42            $ 8.41
       Second quarter (2)(3)                    9.17              8.55
       Third quarter (2) (3)                    9.83              8.33
       Fourth quarter (2)(3)                    8.34              9.50

1997

       First quarter (2)(3)                  $ 14.67            $10.61
       Second quarter (3)                      17.58             11.92
       Third quarter (3)                       16.67             14.67
       Fourth quarter (3)                      21.58             14.75

1998

       First quarter (3)                     $ 21.25            $18.17
       Second quarter                          23.25             19.25
       Third quarter                           20.88             15.31
       Fourth quarter                          17.75             14.06

The last reported sales price of common stock on March 5, 1999 was $16.875 per share
--------------------------------------------------------------------------------
(1) On February 22, 1996, the Company declared a 5% Stock Dividend to be distributed on April 19, 1996 to shareholders of record on March 20, 1996. The high and low sales prices and the cash dividends have been restated to reflect the effects of the stock dividend.

(2) On February 27, 1997, the Company declared a 3 for 2 Stock Split to be distributed on April 17, 1997 to shareholders of record on March 20, 1997. The high and low sales prices and the cash dividends have been restated to reflect the effects of the stock split.

(3) On February 26, 1998, the Company declared a 3 for 2 Stock Split to be distributed on April 17, 1998 to shareholders of record on March 20, 1998. The high and low sales prices and the cash dividends have been restated to reflect the effects of the stock split.

     The Company intends, subject to it's financial results, contractual, legal, and regulatory restrictions, and other factors that its Board of Directors may deem relevant, to declare and pay a quarterly cash dividend on it's common stock. The principal source of the funds to pay any dividends on the Company's common stock would be a dividend from the Bank. Certain federal and state regulators impose restrictions on the payment of dividends by banks. See "Business - Supervision and Regulation" for a discussion of these restrictions.

Item 6. Selected Consolidated Financial Data

     The following selected financial data are derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Consolidated Statements of Financial Condition as of December 31, 1998 and 1997, and the Consolidated Statements of of Income, Changes in Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1998 and the report thereon of Deloitte & Touche LLP are included on pages 28 through 47 of the Company's Annual Report to Shareholders for the year ended, December 31, 1998, which pages are incorporated herein by reference.

Item 6.  Selected Consolidated Financial Data

                                                                            Y e a r s E n d e d D e c e m b e r 31,
                                                                -------------------------------------------------------------
                                                                   1998     1997          1996          1995          1994
                                                                ---------  ---------   ---------     ---------   ------------
Summary Earnings (in thousands)
  Interest income                                                $48,820    $45,310     $41,379        $40,765         $35,621
  Interest expense                                                19,864     18,566      16,983         17,208          12,449
                                                                ---------  ---------   ---------    ----------      ----------
   Net interest income                                            28,956     26,744      24,396         23,557          23,172
  Provision for loan losses                                          951      1,653         747          1,239             984
                                                                 --------  ---------  ----------    ----------      ----------
   Net interest income after provision for loan losses            28,005     25,091      23,649         22,318          22,188
  Non-interest income                                              4,928      4,774       4,248          4,579           3,659
  Non-interest expenses                                           19,416     17,655      17,492         16,703          16,666
                                                                 --------  ---------  ----------    ----------       ----------
   Income before cumulative effect of change in
   accounting principle and income taxes                          13,517     12,210      10,405         10,194           9,181
  Income taxes                                                     4,908      4,285       3,654          3,511           3,220
                                                                 --------  ---------  ----------     -----------      ---------
      Net income                                                 $ 8,609    $ 7,925     $ 6,751        $ 6,683         $ 5,961
                                                                 ========  =========  ==========     ===========      =========

Per Share Data
    Before deducting acquisition costs
      Basic earnings per common share                              $1.32      $1.11       $0.95          $0.93           $0.82
      Diluted earnings per common share                             1.31       1.10        0.94           0.92            0.82
    After deducting acquisition costs
      Basic earnings per common share                               1.20       1.11        0.95           0.93            0.82
      Diluted earnings per common share                             1.19       1.10        0.94           0.92            0.82
    Cash dividends declared                                         0.40       0.36        0.33           0.31            0.29
    Book value-end of year                                          8.66       7.86        7.02           6.43            5.29
    Tangible book value-end of year                                 8.56       7.71        6.80           6.16            5.28
    Weighted average shares outstanding (in thousands)
      Basic                                                        7,189      7,132       7,124          7,113           7,107
      Diluted                                                      7,237      7,222       7,190          7,157           7,130

Balance Sheet Data-end of year (in thousands)

    Total assets                                                $685,364   $625,050    $572,512       $548,220        $530,042
    Securities held to maturity and securties available for sale 149,930    135,997     143,339        163,736         168,224
    Loans                                                        478,717    438,273     384,060        337,570         314,829
    Allowance for loan losses                                      5,645      5,231       3,968          3,926           4,079
    Total deposits                                               598,732    540,765     491,637        487,224         469,799
    Securities sold under agreements to repurchase and            18,548     13,028      10,904         11,702             407
    short-term borrowings
    Long-term borrowings                                               -      9,879       9,983              -           5,000
    Total stockholders' equity                                    62,372     56,130      50,048         45,781          39,990

Selected Performance Ratios
    Before deducting acquisition costs
      Return on average total assets                               1.44 %      1.33 %      1.22 %         1.26 %          1.19 %
      Return on average total stockholders' equity                16.05       14.95       14.09          15.53           15.34
    After deducting acquisition costs
      Return on average total assets                               1.31        1.33        1.22           1.26            1.19
      Return on average total stockholders' equity                14.53       14.95       14.09          15.53           15.34
    Dividend payout ratio                                         32.81       30.08       32.19          29.82           32.51
    Average total stockholders' equity to average total assets     9.00        8.89        8.68           8.11            7.76
    Net yield on interest earning assets (taxable equivalent)      4.62        4.78        4.75           4.74            4.95
    Efficiency ratio (1)                                          53.59       56.47       60.02          59.38           60.19
    Non-interest expenses to average assets                        2.95        2.96        3.17           3.15            3.33
    Non-interest income to average assets                          0.75        0.80        0.77           0.86            0.73

Asset Quality Ratios-end of year

    Nonaccrual loans to total loans                                0.25 %      0.35 %      0.66 %         0.74 %          1.96 %
    Nonperforming assets to total assets                           0.26        0.33        0.67           0.95            1.43
    Allowance for loan losses to nonaccrual loans                471.20      345.51      157.02         156.35           66.04
    Allowance for loan losses to total loans                       1.18        1.19        1.03           1.16            1.30
    Net charge-offs to average loans for the year                  0.12        0.10        0.20           0.44            0.34

Liquidity and Capital Ratios

    Average loans to average deposits                             81.06 %     78.09 %      72.19 %        67.14 %         65.20 %
    Total stockholders' equity to total assets                     9.10        8.98         8.74           8.35            7.54
    Tier I capital to risk-weighted assets                        13.80       13.19        13.79          13.92           13.43
    Total capital to risk-weighted assets                         15.12       14.44        15.04          15.17           14.68
    Tier I leverage ratio                                          9.08        8.79         8.65           8.16            7.83

--------------------------------------------------------------------------------
(1) The efficiency ratio is calculated by dividing non-interest expenses, excluding merger-related charges, amortization of intangibles and net expense of foreclosed real estate by net interest income (on a fully taxable equivalent basis) and non-interest income, excluding gains on sales of loans, securities, loan servicing and a branch location.

Item 7. Management's Discussion and Analysis of Financial Condition Results of Operations

     The information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 27 of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     The information regarding the market risk of the Company's financial instruments, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 23 of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13 is incorporated herein by reference.

Item 8.  Financial Statements and Supplemental Data

     The financial statements required by this Item are included in the Company's 1998 Annual Report to Shareholders on pages 28 through 47, filed as
Exhibit 13, and incorporated herein by reference.

                                                            Page of Annual
                                                               Report to
                                                             Stockholders
                                                          -------------------
Report of Independent Public Accountants                           28
Interchange Financial Services Corporation and Subsidiaries
     Consolidated Balance Sheets                                   29
     Consolidated Statements of Income                             30
     Consolidated Statements of Changes in Stockholders' Equity    31
     Consolidated Statements of Cash Flows                         32
     Notes to Consolidated Financial Statements (Notes 1 - 21)   33 - 47

     No supplementary data is included in this report as it is inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable

                                    PART III

Item 10.  Directors and Executive Officers

         a.  Directors

         The information contained in the section entitled "Directors" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

         b.  Executive Officers

         Information required by this item is contained in Part I of this Form 10-K in the section entitled "Executive Officers."

         c.  Compliance with Section 16(a)

         Information contained in the section entitled "Section 16 Compliance" in the Company's definitive Proxy

         Statement for its 1999 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

     Information contained in the section entitled "Executive Compensation" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained in the section entitled "Amount and Nature of Beneficial Ownership" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

     The information contained in the section entitled "Transactions with Management" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

                                     PART IV

Item 14.  Exhibits, Financial Statements and Schedules and Reports on Form 8-K

          (a) The following documents are filed as part of this Report:

              1. Financial  Statements:  The Financial  Statements  listed under
                 Item 8 to this Report are set forth at pages 28 through 32, and the Notes to Consolidated Financial Statements are set forth at pages 33 through 47, of the Annual Report to Shareholders for 1998 (See Exhibit 13 under paragraph (a)3 of this Item 14).

              2. Financial Statement  Schedules:  All required schedules for the
                 Company  and  its  subsidiaries   have  been  included  in  the
                 Consolidated Financial Statements or related Notes thereto.

              3. Exhibits:  Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described in such parenthetical reference.

                 Exhibit 3(a) Certificate of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3 to Form S-4, filed April 27, 1998, Registration Statement No. 333-50065)

                 Exhibit 3(b) Bylaws of registrant (Incorporated by reference to Exhibit 3(b) to Form S-2, filed July 22, 1992, Registration Statement No. 33-49840)

                 Exhibit        10(a)  Agreement  for  legal  services   between
                                Andora, Palmisano & Geaney and Registrant, dated April 23, 1998

             (1) Exhibit 10(b) Stock Option and Incentive Plan of 1997 (Incorporated by reference to Exhibit 4(c) to Form S-8, filed September 30, 1997, Registration Statement No. 33-82530)

             (1) Exhibit 10(c) Directors' Retirement Program (Incorporated by reference to Exhibit 10(i)(3) to Annual Report on Form 10-K for fiscal year ended December 31, 1994)

             (1) Exhibit 10(d) Executives' Supplemental Pension Plan (Incorporated by reference to Exhibit 10(i)(4) to Annual Report on Form 10-K for fiscal year ended December 31, 1994)

               * Exhibit 11     Statement regarding Computation of per share
                                earnings

               * Exhibit 13     Portion of the Annual Report to Shareholders
                                for the year ended December 31, 1998

               * Exhibit 21     Subsidiaries of Registrant

               * Exhibit 23     Independent Auditors' Consent of Deloitte &
                                Touche LLP

               * Exhibit 27     Financial Data Schedule

          (b) Reports on Form 8-K during the quarter ended December 31,1998:

                 The Company filed a Current Report on Form 8-K on December 3, 1998. Item 5 of the referenced Current Report contained the Company's Year 2000 Readiness Disclosure. No financial statements were filed with the Report.

------------------------------

(1) Pursuant to Item 14(a) - 3 of Form 10-K, this exhibit represents management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this item.

*    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Interchange Financial Services Corporation

By: /s/ Anthony S. Abbate                  By: /s/ Anthony Labozzetta
    -------------------------------------      ----------------------------
    Anthony S. Abbate                          Anthony Labozzetta
    President and Chief Executive Officer      Executive Vice President
                                               and Chief Financial Officer
    (principal executive officer)              (principal financial and
                                                accounting officer)

March 11, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/Anthony S. Abbate                      /s/James E. Healey
-------------------------------------     -----------------------------------
Anthony S. Abbate      March 11, 1999     James E. Healey      March 11, 1999
   Director                                 Director
   President and Chief Executive Officer

/s/Anthony D. Andora                      /s/Anthony Labozzetta
--------------------------------------    -----------------------------------
Anthony D. Andora      March 11, 1999     Anthony Labozzetta   March 11, 1999
   Director                                 Executive Vice President and
   Chairman of the Board                    Chief Financial Officer

/s/Donald L. Correll                      /s/Nicholas R. Marcalus
--------------------------------------    -----------------------------------
Donald L. Correll      March 11, 1999     Nicholas R. Marcalus March 11, 1999
   Director                                 Director

/s/Anthony R. Coscia                      /s/Eleanore S. Nissley
--------------------------------------    -----------------------------------
Anthony R. Coscia      March 11, 1999     Eleanore S. Nissley  March 11, 1999
   Director                                 Director

/s/John J. Eccleston                      /s/Jeremiah F. O'Connor
--------------------------------------    -----------------------------------
John J. Eccleston      March 11, 1999     Jeremiah F. O'Connor March 11, 1999
   Director                                 Director

/s/David R. Ficca                         /s/Robert P. Rittereiser
--------------------------------------    -----------------------------------
David R. Ficca         March 11, 1999     Robert P. Rittereiser  March 11, 1999
   Director                                 Director

/s/Richard A. Gilsenan                    /s/Benjamin Rosenzweig
--------------------------------------    -----------------------------------
Richard A. Gilsenan    March 11, 1999     Benjamin Rosenzweig   March 11, 1999
   Director                                 Director