Form 10-Q
period 1999-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1999-05-14
CIK 755933


Interchange Financial Services Corporation
-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

                                                                                          March 31,        December 31,
                                                                                            1999               1998
                                                                                        --------------     --------------
                                                                                        (unaudited)
Assets
Cash and due from banks                                                                      $ 15,961           $ 20,109
Federal funds sold                                                                             15,950             23,175
                                                                                        --------------     --------------
Total cash and cash equivalents                                                                31,911             43,284
                                                                                        --------------     --------------

Securities held to maturity at amortized cost (estimated market value of
      $49,313 and $54,761 at March 31, 1999 and December 31, 1998, respectively)               48,935             54,159
                                                                                        --------------     --------------
Securities available for sale at estimated market value (amortized cost of
     $101,751 and $93,872 at March 31, 1999 and December 31, 1998, respectively)              102,975             95,771
                                                                                        --------------     --------------
Loans                                                                                         479,481            478,717
Less:  Allowance for loan losses                                                                5,853              5,645
                                                                                        --------------     --------------
Net loans                                                                                     473,628            473,072
                                                                                        --------------     --------------
Premises and equipment, net                                                                     9,754              9,871
Foreclosed real estate                                                                             84                 84
Accrued interest receivable and other assets                                                    8,499              9,123
                                                                                        ==============     ==============
Total assets                                                                                 $675,786           $685,364
                                                                                        ==============     ==============


Liabilities
Deposits
    Non-interest bearing                                                                     $100,751           $107,408
    Interest bearing                                                                          488,649            491,324
                                                                                        --------------     --------------
Total deposits                                                                                589,400            598,732
                                                                                        --------------     --------------
Securities sold under agreements to repurchase                                                  7,250              8,780
Short-term borrowings                                                                           9,739              9,768
Accrued interest payable and other liabilities                                                  5,779              5,712
                                                                                        --------------     --------------
Total liabilities                                                                             612,168            622,992
                                                                                        --------------     --------------

Commitments and contingent liabilities
Stockholders' equity:
Common stock, without par value; 15,000,000 shares authorized;
    7,214,002 and 7,200,133 shares issued and outstanding at March 31, 1999
    and December 31, 1998, respectively                                                         5,397              5,397
Capital surplus                                                                                21,316             21,256
Retained earnings                                                                              36,902             35,482
Accumulated other comprehensive income                                                            782              1,192
                                                                                        --------------     --------------
                                                                                               64,397             63,327
Less:  Treasury stock                                                                             779                955
                                                                                        --------------     --------------
Total stockholders' equity                                                                     63,618             62,372
                                                                                        ==============     ==============
Total liabilities and stockholders' equity                                                   $675,786           $685,364
                                                                                        ==============     ==============

-------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Interchange Financial Services Corporation
----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------------------
(in thousands except per share data)
(unaudited)
                                                                                          1999               1998
                                                                                      -------------      -------------
Interest income
Interest and fees on loans                                                                 $ 9,507            $ 9,448
Interest on federal funds sold                                                                 219                381
Interest on deposits                                                                             -                 24
Interest and dividends on securities
    Taxable interest income                                                                  1,944              1,978
    Interest income exempt from federal income taxes                                           109                 29
    Dividends                                                                                   71                 63
                                                                                      -------------      -------------
Total interest income                                                                       11,850             11,923
                                                                                      -------------      -------------

Interest expense
Interest on deposits                                                                         4,275              4,560
Interest on securities sold under agreements to repurchase                                      92                208
Interest on short-term borrowings                                                              145                  -
Interest on long-term borrowings                                                                 -                147
                                                                                      -------------      -------------
Total interest expense                                                                       4,512              4,915
                                                                                      -------------      -------------

Net interest income                                                                          7,338              7,008
Provision for loan losses                                                                      300                219
                                                                                      -------------      -------------
Net interest income after provision for loan losses                                          7,038              6,789
                                                                                      -------------      -------------

Non-interest income
Service fees on deposit accounts                                                               569                625
Net gain on sale of securities                                                                 527                  -
Other                                                                                          251                333
                                                                                      -------------      -------------
Total non-interest income                                                                    1,347                958
                                                                                      -------------      -------------

Non-interest expenses
Salaries and benefits                                                                        2,540              2,484
Occupancy                                                                                      659                564
Furniture and equipment                                                                        250                258
Advertising and promotion                                                                      246                199
Federal Deposit Insurance Corporation assessment                                                20                 18
Foreclosed real estate                                                                           1                  -
Acquisition                                                                                      -                111
Other                                                                                        1,209              1,044
                                                                                      -------------      -------------
Total non-interest expenses                                                                  4,925              4,678
                                                                                      -------------      -------------

Income before income taxes                                                                   3,460              3,069
Income taxes                                                                                 1,174              1,091
                                                                                      -------------      -------------
Net income                                                                                 $ 2,286            $ 1,978
                                                                                      =============      =============

Basic earnings per common share                                                             $0.32              $0.28
                                                                                             ====               ====

Diluted earnings per common share                                                           $0.32              $0.27
                                                                                             ====               ====

----------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(in thousands except share data)

                                                                             Accumulated
                                                                                Other
                                                     ComprehensiveRetained   Comprehensive Common     Capital   Treasury
                                                       Income     Earnings     Income      Stock      Surplus    Stock     Total
                                                     -----------  ---------  ------------ ---------  ---------- -------- ----------

Balance at January 1, 1998                                         $29,698        $1,185    $5,396     $21,557  $(1,706)   $56,130
Comprehensive income
  Net Income                                             $1,978      1,978                                                   1,978
  Other comprehensive income, net of taxes
     Unrealized  losses on equity securities               (124)
     Unrealized gains on debt securities                     10
                                                     -----------
  Other comprehensive loss                                 (114)                    (114)                                     (114)
                                                     -----------
                                                     ===========
Comprehensive income                                     $1,864
                                                     ===========
Dividends on common stock                                             (665)                                                   (665)
Issued 12,769 shares of common stock in connection with
  Executive Compensation Plan                                                                               70      162        232
Exercise of 36,605 option shares                                                                          (272)     454        182
                                                                  ---------  ------------ ---------  ---------- -------- ----------

Balance at March 31, 1998                                           31,011         1,071     5,396      21,355   (1,090)    57,743
Comprehensive income
  Net Income                                             $6,631      6,631                                                   6,631
  Other comprehensive income, net of taxes
     Unrealized gains on debt securities                    197
     Unrealized losses securities transferred from held to
       maturity to available for sale - Acquisition         (17)
     Unrealized gains on equity securities                  467
     Less:  gains on disposition of equity securities      (526)
                                                     -----------
  Other comprehensive income                                121                      121                                       121
                                                     -----------
                                                     ===========
Comprehensive income                                     $6,752
                                                     ===========
Dividends on common stock                                           (2,160)                                                 (2,160)
Fractional shares on 3 for 2 stock split and merger shares                                                  (5)                 (5)
Forfeiture of bonus stock                                                                                           (49)       (49)
Exercised 13,789 option shares                                                                   1         (94)     184         91

                                                                  ---------  ------------ ---------  ---------- -------- ----------
Balance at December 31, 1998                                        35,482         1,192     5,397      21,256     (955)    62,372
Comprehensive income
  Net Income                                             $2,286      2,286                                                   2,286
  Other comprehensive income, net of taxes
     Unrealized losses on debt securities                   (97)
     Unrealized gains securities transferred from held to
        maturity to available to sale - Acquisition          32
     Unrealized loss on equity securities                   (29)
     Less:  gains on disposition of equity securities      (316)
                                                     -----------
    Other comprehensive loss                               (410)                    (410)                                     (410)
                                                     -----------
                                                     ===========
Comprehensive income                                     $1,876
                                                     ===========

Dividends on common stock                                             (866)                                                   (866)
Issued 14,489 shares of common stock in connection
  with Executive Compensation Plan                                                                          60      176        236
                                                                  ---------  ------------ ---------  ---------- -------- ----------
Balance at March 31, 1999                                          $36,902        $  782    $5,397     $21,316  $  (779)   $63,618
                                                                  =========  ============ =========  ========== ======== ==========

-----------------------------------------------------------------------------------------------------------------------------------
All share data has been  adjusted  for the  effects  of the 3 for 2 stock  split issued on April 17, 1998 to shareholders of record on March 20, 1998.

INTERCHANGE FINANCIAL SERVICES CORPORATION
-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
-----------------------------------------------------------------------------------------------------------------
(in thousands)
(unaudited)
                                                                                         1999           1998
                                                                                      ------------   ------------
Cash flows from operating activities
Net income                                                                                $ 2,286        $ 1,978
Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                             366            338
    Amortization of securities premiums                                                       244            220
    Accretion of securities discounts                                                         (40)           (46)
    Amortization of premiums in connection with acquisition                                    78            111
    Provision for loan losses                                                                 300            219
    Net gain on sale of securities                                                           (527)             -
    Net loss on disposal of fixed assets                                                        2              -
Decrease in operating assets
    Accrued interest receivable                                                               151             76
    Deferred taxes                                                                              -            243
    Other                                                                                     624          1,015
(Decrease) increase in operating liabilities
    Accrued interest payable                                                                  (45)           (19)
    Other                                                                                     112            461
                                                                                      ------------   ------------
Cash provided by operating activities                                                       3,551          4,596
                                                                                      ------------   ------------

Cash flows from investing activities
(Payments for) proceeds from
    Net originations of loans                                                              (5,856)        (6,603)
    Purchase of loans                                                                           -         (3,626)
    Purchase of term federal funds                                                              -         (7,500)
    Repayment of term federal funds                                                         5,000              -
    Purchase of securities available for sale                                             (13,812)          (322)
    Maturities of securities available for sale                                             5,331          2,216
    Sale of securities available for sale                                                     955              -
    Purchase of securities held to maturity                                                  (622)        (4,260)
    Maturities of securities held to maturity                                               5,816          4,260
    Purchase of fixed assets                                                                 (217)          (390)
    Sale of fixed assets                                                                        2              -
                                                                                      ------------   ------------
Cash used in investing activities                                                          (3,403)       (16,225)
                                                                                      ------------   ------------

Cash flows from financing activities
Proceeds from (payments for)
    Deposits less than/in excess of withdrawals                                            (9,332)        27,267
    Securities sold under agreements to repurchase and other borrowings                     6,250          6,600
    Retirement of securities sold under agreement to repurchase and
       other borrowings                                                                    (7,809)        (2,325)
    Repayment of long-term borrowings                                                           -            (27)
    Dividends                                                                                (866)          (665)
    Common stock issued from treasury                                                         236            232
    Exercise of option shares                                                                   -            182
                                                                                      ------------   ------------
Cash (used in) provided by financing activities                                           (11,521)        31,264
                                                                                      ------------   ------------

(Decrease) increase in cash and cash equivalents                                          (11,373)        19,635
Cash and cash equivalents, beginning of year                                               43,284         36,583
                                                                                      ============   ============
Cash and cash equivalents, end of year                                                    $31,911        $56,218
                                                                                      ============   ============

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                                              $ 4,557        $ 4,934
    Income taxes                                                                            1,335            423

Supplemental disclosure of non-cash investing activities:
    Decrease - market valuation of securities available for sale                              675            195

-----------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

1.       Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1998.

     The consolidated financial data for the three months ended March 31, 1999 and 1998, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1999 and 1998, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

     Effective May 31, 1998, the Company acquired The Jersey Bank for Savings ("Jersey"). The acquisition has been accounted for under the pooling of interests method of accounting, accordingly the financial statements have been retroactively restated to include the consolidated accounts of Jersey for all periods presented.

Forward Looking  Information

     We discuss certain matters in this report regarding the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward looking statements." These "forward looking statements" include, but are not limited to, estimates of capital expenditures, costs of remediation and testing, the timetable for implementing the remediation and testing phases of Year 2000 planning, the possible impact of third parties' Year 2000 issues on the Company, management's assessment of contingencies and possible scenarios in its Year 2000 planning. The "forward looking statements" in this report involve risks and uncertainties and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment; (iii) general economic conditions, internationally, nationally, or in the State of New Jersey; and (iv) legislation or regulatory requirements or changes adversely affecting the business of the Company. We are not promising to make any public announcement when we think "forward looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

             THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Earnings Summary

     For the first quarter of 1999, the Company reported net income of $2.3 million or $0.32 diluted earnings per common share, as compared with $2.0 million or $0.28 diluted earnings per common share for the same period of 1998, an increase of $308 thousand or 15.6%. The increase was due, in part, to a $330 thousand improvement in net interest income resulting from a 6.6% growth in average loans outstanding for the first quarter of 1999 as compared to the same period in 1998. Further contributing to the growth in net income was the recognition of $317 thousand of gains (after tax) from the sale of equity securities. The improvements in net income were partially offset by an increase of $247 thousand or 5.3% in non-interest expenses for the first quarter of 1999 as compared to the same period in 1998.

                              RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax equivalent basis increased $356 thousand to $7.4 million for the quarter ended March 31, 1999 as compared to the same quarter of 1998. The increase in net interest income is due to higher levels of interest earning assets and increased loan production coupled with a decrease in interest expense resulting from a shift in the deposit composition ("mix").

     The loan growth was funded largely by a $35.1 million or 6.4% growth in average deposits for the first quarter 1999 as compared to the same period in 1998. Non-interest bearing and interest-bearing demand deposits increased $11.6 million or 13.2% and $33.5 million or 21.4%, respectively, while higher yielding certificates of deposits greater than $100 thousand decreased $5.6 million or 17.7%. The favorable change in the retail deposit mix served to reduce the yield on total deposits, resulting in a favorable impact on net interest income. The increase in net interest income was partly offset by lower average rates on interest earning assets, particularly loans.

Non-interest Income

     For the quarter ended March 31, 1999, non-interest income amounted to $1.3 million, an increase of $389 thousand as compared to the same period in 1998. The increase was principally due to the recognition of $527 thousand of gains (pre-tax) from the sale of equity securities. The Company sold the equity securities to eliminate the market-risk exposure following the announcement by the underlying company that it had agreed to merge with another organization. Offsetting these gains was a decrease in service fees on deposit accounts of $56 thousand or 9.0% from the first quarter of 1999 compared to the same period in 1998 and the recognition in the first quarter of 1998 of $53 thousand from the sale of reverse mortgage servicing, which did not reoccur in the first quarter of 1999.

Non-interest Expenses

     For the quarter ended March 31, 1999, non-interest expenses amounted to $4.9 million, an increase of $247 thousand or 5.3% as compared to the same period in 1998. The increase was due in part to occupancy expense, which increased $95 thousand resulting from the opening of a new branch in Paramus, New Jersey during the fourth quarter of 1998. In addition, an increase in salaries and benefits, the largest component of non-interest expenses, was partly responsible for the growth in non-interest expenses. Salaries and benefits expense increased $56 thousand or 2.2% resulting from normal promotions, salary increases and the additions to staff associated with the new branch opening. At March 31, 1999, full-time equivalent staff was 203 as compared to 199 at March 31, 1998. Further, expenses associated with modifying computer systems to address issues relating to Year 2000 totaled $57 thousand for the three months ended, March 31, 1999. There were no Year 2000 expenses during the same period in 1998.

     Offsetting the increases in non-interest expenses in the first quarter of 1998, were certain merger-related charges totaling $111 thousand associated with the Jersey Bank for Savings acquisition. The merger-related charges were not repeated in the first quarter of 1999.

     One of the Company's goals is to control expenses in order to maximize earnings and shareholder value. Generally, the efficiency ratio is one method utilized to measure a bank's operating expenses. The efficiency ratio is gross operating expenses, excluding the amortization of intangibles, net expenses of foreclosed real estate, Year 2000 expenses and acquisition costs, expressed as a percentage of net interest income (on a fully taxable equivalent basis) and other noninterest income, excluding gains. Generally, the lower the efficiency ratio the more effective the Company is in utilizing its resources to produce income. The Company's efficiency ratio for the quarter ended March 31, 1999, was 58.4% as compared to 55.9% for the year 1998. The change in the efficiency ratio was primarily due to expenses associated with the opening of the new branch. The national peer group average (published by SNL Securities) for the year 1998 was 60.1%.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 33.9% for the three months ended March 31, 1999 as compared to 35.5% for the first quarter of 1998. The decrease is attributable to the establishment of a Real Estate Investment Trust ("REIT") in the second half of 1998. The REIT, which manages certain real estate assets of the Company, was established in an effort to take advantage of certain tax benefits.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At March 31, 1999, nonperforming assets amounted to $2.9 million, an increase of $1.1 million or 59.9% from $1.8 million at March 31, 1998. The increase consisted almost solely of one commercial loan amounting to $1.2 million, which was placed on nonaccrual status during the first quarter of 1999. The ratio of nonperforming assets to total loans and foreclosed real estate increased to 0.60% at March 31, 1999 from 0.38% at December 31, 1998 and 0.40% at March 31, 1998.

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

     The allowance for loan losses was $5.9 million at March 31, 1999, and $5.6 million at December 31, 1998, representing 208.2% and 300.2% of nonperforming loans at those dates, respectively. In the first quarter of 1999, the Company's provision for loan losses was $300 thousand, an increase of $81 thousand from the same period a year ago. The increase was largely due to continued loan growth and an increase in nonperforming loans.

Market Risk

     The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk"). The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and market value and adjust the balance sheet (if necessary) to minimize the inherent risk and maximize income. The Company's exposure to market risk and interest rate risk is reviewed on a regular basis by the [Asset/Liability Committee]. Tools used by management to evaluate risk include an asset/liability simulation model. At March 31, 1999, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. Based on the simulation, the results did not materially change from December 31, 1998. At March 31, 1999, the Company was within policy limits established by the Board of Directors for changes in net interest income and future economic value.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the first quarter of 1999.

     The Company is, however, party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company's subsidiary bank to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised.

                               FINANCIAL CONDITION

     At March 31, 1999, the Company's total assets were $675.8 million, a decrease of $9.6 million or 1.4% to from total assets of $685.4 million at December 31, 1998. At March 31, 1999, cash and cash equivalents decreased $11.4 million as compared to December 31, 1998. This is principally the result of financing activities (reflecting principally deposit withdrawals and repayments of borrowings) and investing activities (funding loans and investment growth) utilizing cash more rapidly than the operating activities (reflecting net income and changes in other assets) can provide it. This can be seen more completely on the accompanying Statements of Cash Flows.


Securities

Securities held to maturity and securities available for sale consist of the following: (in thousands)

                                                                --------------------------------------------------------------------
                                                                                          March 31, 1999
                                                                --------------------------------------------------------------------
                                                                                      Gross             Gross          Estimated
                                                                  Amortized         Unrealized       Unrealized          Market
                                                                     Cost             Gains            Losses            Value
                                                                ---------------   ---------------   --------------   ---------------
Securities held to maturity
     Obligations of U.S. Treasury                                     $ 13,994            $   95                -          $ 14,089
     Mortgage-backed securities                                         17,536               218             $ 15            17,739
     Obligations of U.S. agencies                                        7,987               104                6             8,085
     Obligations of states & political subdivisions                      9,294                18               37             9,275
     Other debt securities                                                 124                 1                -               125
                                                                ---------------   ---------------   --------------   ---------------
                                                                         48,935               436               58            49,313
                                                                ---------------   ---------------   --------------   ---------------

Securities available for sale
     Obligations of U.S. Treasury                                       31,719               536                1            32,254
     Mortgage-backed securities                                         49,262               408               72            49,598
     Obligations of U.S. agencies                                       13,695               221                8            13,908
     Obligations of states & political subdivisions                      3,154                 -               29             3,125
     Equity securities                                                   3,921               169                -             4,090
                                                                ---------------   ---------------   --------------   ---------------
                                                                       101,751             1,334              110           102,975
                                                                ---------------   ---------------   --------------   ---------------

        Total securities                                              $150,686            $1,770             $168          $152,288
                                                                ===============   ===============   ==============   ===============


                                                                --------------------------------------------------------------------
                                                                                         December 31, 1998
                                                                --------------------------------------------------------------------
                                                                                      Gross             Gross          Estimated
                                                                  Amortized         Unrealized       Unrealized          Market
                                                                     Cost             Gains            Losses            Value
                                                                ---------------   ---------------   --------------   ---------------
Securities held to maturity
     Obligations of U.S. Treasury                                     $ 15,992            $  180                -          $ 16,172
     Mortgage-backed securities                                         18,921               227             $ 23            19,125
     Obligations of U.S. agencies                                        7,986               175                -             8,161
     Obligations of states & political subdivisions                     11,111                48                6            11,153
     Other debt securities                                                 149                 1                -               150
                                                                ---------------   ---------------   --------------   ---------------
                                                                        54,159               631               29            54,761
                                                                ---------------   ---------------   --------------   ---------------
Securities available for sale
     Obligations of U.S. Treasury
     Mortgage-backed securities                                         33,264               777                -            34,041
     Obligations of U.S. agencies                                       42,824               398              156            43,066
     Equity securities                                                  13,687               190               53            13,824
                                                                         4,097               743                -             4,840
                                                                ---------------   ---------------   --------------   ---------------
                                                                        93,872             2,108              209            95,771
                                                                ---------------   ---------------   --------------   ---------------
        Total securities
                                                                      $148,031            $2,739             $238          $150,532
                                                                ===============   ===============   ==============   ===============


                                                         Securities                            Securities
                                                      Held to Maturity                     Available for Sale
                                               --------------------------------      -------------------------------
                                                 Amortized          Market             Amortized          Market
                                                    Cost             Value                Cost            Value
                                               ---------------   --------------      ---------------   -------------
Within 1 year                                        $  8,270          $ 8,281             $ 15,592       $  15,636
After 1 but within 5 years                             19,671           19,864               28,212          28,853
After 5 but within 10 years                            10,276           10,326               15,658          15,818
After 10 years                                         10,718           10,842               38,368          38,578
Equity securities                                           -                -                3,921           4,090
                                               ---------------   --------------      ---------------   -------------

                        Total                        $ 48,935          $49,313             $101,751       $ 102,975
                                               ===============   ==============      ===============   =============




Capital Adequacy

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)



                                                                                                                 To Be Well
                                                                                                            Capitalized Under
                                                                                   For Capital              Prompt Corrective
                                                          Actual                 Adequacy Purposes          Action Provisions
                                                 -------------------------   -------------------------    ------------------------
                                                    Amount        Ratio         Amount        Ratio          Amount       Ratio
                                                 ------------  -----------   ------------- -----------    ------------ -----------
As of March 31, 1999:
     Total Capital (to Risk Weighted Assets):
       The Company                                $67,983        15.54 %      $35,009        8.00 %           N/A         N/A
       The Bank                                    65,837        15.09         34,950        8.00         $43,687       10.00 %
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                 62,436        14.27         17,505        4.00             N/A         N/A
       The Bank                                    60,376        13.84         17,475        4.00          26,212        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                 62,436         9.32         20,106        3.00             N/A         N/A
       The Bank                                    60,376         9.04         20,063        3.00          33,438        5.00

As of December 31, 1998:
     Total Capital (to Risk Weighted Assets):
       The Company                                $66,474        15.12 %      $35,149        8.00 %           N/A         N/A
       The Bank                                    63,777        14.59         34,976        8.00         $43,721       10.00 %
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                 60,646        13.80         17,575        4.00             N/A         N/A
       The Bank                                    58,312        13.34         17,488        4.00          26,232        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                 60,646         9.08         20,041        3.00             N/A         N/A
       The Bank                                    58,312         8.76         19,979        3.00          33,299        5.00


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

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 1999, total deposits amounted to $589.4 million, a decrease of $9.3 million or 1.6% from December 31, 1998. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At March 31, 1999, advances from the FHLB and REPOS amounted to $9.7 million and $7.2 million, respectively, as compared to $9.8 million and $8.8 million, respectively, at December 31, 1998.

     In 1999, despite heightened competition for loans and increased loan prepayments, loan production continued to be the Company's principal investing activity. Net loans at March 31, 1999 amounted to $473.6 million, up slightly from $473.1 million at December 31, 1998. Net loans at December 31, 1998, included $5.0 million in term federal funds which matured during the first quarter of 1999. Adjusting for the matured term federal funds, net loans increased $5.5 million at March 31, 1999 as compared to December 31, 1998.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At March 31, 1999, the total of such assets amounted to $31.9 million or 4.7% of total assets, compared to $43.3 million or 6.3% of total assets at year-end 1998.

     Another significant liquidity source is the Company's available-for-sale ("AFS") securities. At March 31, 1999, AFS securities amounted to $103.0 million or 67.8% of total securities, compared to $95.8 million or 63.9% of total securities at year-end 1998.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $57.8 million line of credit available through its membership in the Federal Home Loan Bank of New York.

     Management believes that the Company's sources of funds are sufficient to meet its funding requirements.

Preparation for the Year 2000

     The issue surrounding many of the world's computers is principally that years are currently recorded in a two-digit format. The Company realizes that many of the world's information systems and/or computer programs currently do not have the ability to recognize four digit date code fields and, accordingly, they do not have the ability to distinguish a year that begins with "20" instead of the familiar "19". If not corrected, this problem will render many computer applications incapable of interpreting dates beyond the year 1999, which could significantly disrupt business. Hereinafter, this issue will collectively be referred to as the "Year 2000 issue". A company's exposure to uncertainties and costs associated with the Year 2000 issue depends on a number of factors, including software, hardware, the industry in which it operates, and other entities with which it electronically interacts.

     The Company has developed and adopted a Year 2000 Compliance Plan (the "Plan") and has established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to address the Year 2000 issues and prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, and perform adequate testing and complete certification that its processing systems will be Year 2000 ready. In the Awareness phase, the Company defined the Year 2000 issues, informed management and staff and obtained executive level support and funding. In addition, the Company compiled a comprehensive list of items that may be affected by the Year 2000 compliance issues. Such items include facilities and related non-information technology systems (embedded technology), computer systems, hardware, and services and products provided by third parties. In the Assessment phase, the Company evaluated the items identified in the Awareness phase to assess whether the items will function properly with the century date change. The items were ranked in the order that they will need to be remediated based on their mission critical nature and the potential impact to the Company. The Renovation phase includes an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair of non-compliant items. The Validation (testing) phase includes a thorough testing and verification of systems, databases and utilities, including present and forward date testing which consists of simulating data conditions in the Year 2000. The Implementation phase consists of placing all the systems, databases and utilities that have been renovated into production. As of March 31, 1999, the Company has completed the Awareness and Assessment phases. In addition, the Company has completed the Validation and Renovation phases with respect to its mission critical applications. As of March 31, 1999, the Company continues to conduct procedures associated with the Renovation, Validation and Implementation phases. The Company expects to complete the Implementation phase by June 30, 1999.

     The Company continues to survey and communicate with counterparties, intermediaries and vendors ("Third Parties") with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues and what impact, if any, their efforts will have on the Company's business and operations. In the event that a Third Party's system will not be year 2000 compliant, the Company will assess the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor. As of March 31, 1999, the Company has received sufficient information from its Third Parties to conclude that they are in the Renovation, Validation and Implementation phases of their respective plans. However, as of March 31, 1999, the Company has not yet received conclusive information from all Third Parties related to the Renovation, Validation and Implementation phases to predict the outcome of their efforts.

     There are many risks associated with the Year 2000 issue, including the possible failure of the Company's computer and non-financial technology systems. Such failures could have a material adverse effect on the Company and may cause system malfunctions, incorrect or incomplete transaction processing resulting in the inability to reconcile accounting books and records. In addition, even if the Company successfully remediates its Year 2000 issues, it can be adversely affected by failures of Third Parties with which the Company has financial or operational relationships to remediate their own Year 2000 issues. The failure of Third Parties to remediate their Year 2000 issues in a timely manner could result in a material financial risk to the Company. Such risks include business interruption or shutdown, financial loss, regulatory actions and legal liability. The Company is developing a Year 2000 specific contingency plan as part of its overall Year 2000 plan in an effort to mitigate Year 2000 risk.

     Based on current information, the Company does not anticipate that the overall costs related to the implementation of the Year 2000 Plan to be material in any single year. The Company estimates that the total external cost of implementing its Year 2000 plan will amount to approximately $170 thousand. The Year 2000 costs include all activities undertaken on Year 2000 related matters, including, but not limited to, renovation, validation, third party review and contingency planning. However, costs for compensation and benefits of the Company's internal employees have not yet been determined. The cost of Year 2000 compliance and the estimated date of completion of necessary modifications are based on the Company's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Through March 31, 1999, the Company has expended approximately $77 thousand on the Year 2000 project. All Year 2000 costs are expensed in the period incurred.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Reference is made to Note 3 of the Company's Consolidated Financial Statements of this Form 10-Q.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holdings
         None

Item 5.  Other Information
         On October 13, 1998, the Company hired Nicholas G. Verdi as Senior Vice President of Retail Banking to replace Richard N. Latrenta who resigned effective October 23, 1998 to pursue other interests.
         Mr. Verdi has since resigned from his position with the Company effective May 4, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are furnished herewith:
                  Exhibit No.

                  11       Statement Re:  Computation of Per Share Earnings
                  27       Financial Data Schedule

         (b)      Reports on Form 8-K
                  None filed for the quarter ended March 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By:      /s/ Anthony Labozzetta
         ______________________
         Anthony Labozzetta
         Executive Vice President & CFO
         (Duly Authorized Officer and Principal
         Financial and Accounting Officer)

Dated: May 14, 1999