Form 10-Q
period 1999-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1999-08-13
CIK 755933

Interchange Financial Services Corporation
---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

                                                                                            June 30,         December 31,
                                                                                              1999               1998
                                                                                          --------------     --------------
                                                                                          (unaudited)

Assets
Cash and due from banks                                                                        $ 18,943           $ 20,109
Federal funds sold                                                                                2,800             23,175
                                                                                          --------------     --------------
Total cash and cash equivalents                                                                  21,743             43,284
                                                                                          --------------     --------------

Securities held to maturity at amortized cost (estimated market value of
      $47,101 and $54,761 at June 30, 1999 and December 31, 1998, respectively)                  47,410             54,159
                                                                                          --------------     --------------
Securities available for sale at estimated market value (amortized cost of
     $106,348 and $93,872 at June 30, 1999 and December 31, 1998, respectively)                 106,224             95,771
                                                                                          --------------     --------------

Loans                                                                                           502,649            478,717
Less:  Allowance for loan losses                                                                  5,498              5,645
                                                                                          --------------     --------------
Net loans                                                                                       497,151            473,072
                                                                                          --------------     --------------

Premises and equipment, net                                                                       9,625              9,871
Foreclosed real estate                                                                                -                 84
Accrued interest receivable and other assets                                                      8,693              9,123
                                                                                          ==============     ==============
Total assets                                                                                   $690,846           $685,364
                                                                                          ==============     ==============


Liabilities
Deposits
    Non-interest bearing                                                                       $106,128           $107,408
    Interest bearing                                                                            497,708            491,324
                                                                                          --------------     --------------
Total deposits                                                                                  603,836            598,732
                                                                                          --------------     --------------

Securities sold under agreements to repurchase                                                    7,250              8,780
Short-term borrowings                                                                             9,710              9,768
Accrued interest payable and other liabilities                                                    6,294              5,712
                                                                                          --------------     --------------
Total liabilities                                                                               627,090            622,992
                                                                                          --------------     --------------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 15,000,000 shares authorized;
    7,179,076 and 7,200,133 shares issued and outstanding at June 30, 1999
    and December 31, 1998, respectively                                                           5,397              5,397
Capital surplus                                                                                  21,304             21,256
Retained earnings                                                                                38,516             35,482
Accumulated other comprehensive income (loss)                                                       (85)             1,192
                                                                                          --------------     --------------
                                                                                                 65,132             63,327
Less:  Treasury stock                                                                             1,376                955
                                                                                          --------------     --------------
Total stockholders' equity                                                                       63,756             62,372
                                                                                          ==============     ==============
Total liabilities and stockholders' equity                                                     $690,846           $685,364
                                                                                          ==============     ==============

---------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data) (unaudited)

                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,
                                                                    -------------------------       --------------------------
                                                                       1999          1998              1999          1998
                                                                    ------------  -----------       ------------  ------------

Interest income
Interest and fees on loans                                               $9,851       $9,702            $19,358       $19,150
Interest on federal funds sold                                              195          422                414           803
Interest on interest bearing deposits                                         -           25                  -            49
Interest and dividends on securities
    Taxable interest income                                               2,034        2,004              3,978         3,982
    Interest income exempt from federal income taxes                         88           21                197            50
    Dividends                                                                60           68                131           131
                                                                    ------------  -----------       ------------  ------------
Total interest income                                                    12,228       12,242             24,078        24,165
                                                                    ------------  -----------       ------------  ------------

Interest expense
Interest on deposits                                                      4,351        4,657              8,626         9,217
Interest on short-term borrowings                                           229          250                466           458
Interest on long-term borrowings                                              -          147                  -           294
                                                                    ------------  -----------       ------------  ------------
Total interest expense                                                    4,580        5,054              9,092         9,969
                                                                    ------------  -----------       ------------  ------------

Net interest income                                                       7,648        7,188             14,986        14,196
Provision for loan losses                                                   300          212                600           431
                                                                    ------------  -----------       ------------  ------------
Net interest income after provision
 for loan losses                                                          7,348        6,976             14,386        13,765
                                                                    ------------  -----------       ------------  ------------

Noninterest income
Service fees on deposit accounts                                            571          650              1,141         1,274
Net gain on sale of securities                                              329            -                856             -
Other                                                                       621          235                872           568
                                                                    ------------  -----------       ------------  ------------
Total noninterest income                                                  1,521          885              2,869         1,842
                                                                    ------------  -----------       ------------  ------------

Noninterest expenses
Salaries and benefits                                                     2,569        2,243              5,109         4,727
Net occupancy                                                               671          572              1,330         1,136
Furniture and equipment                                                     256          253                507           511
Advertising and promotion                                                   273          236                519           435
Federal Deposit Insurance Corporation assessment                             20           19                 40            37
Acquisition                                                                   -        1,278                  -         1,389
Other                                                                     1,319        1,022              2,529         2,066
                                                                    ------------  -----------       ------------  ------------
Total noninterest expenses                                                5,108        5,623             10,034        10,301
                                                                    ------------  -----------       ------------  ------------

Income before  income taxes                                               3,761        2,238              7,221         5,306

Income taxes                                                              1,283          811              2,457         1,901
                                                                    ------------  -----------       ------------  ------------

Net income                                                              $ 2,478      $ 1,427            $ 4,764       $ 3,405
                                                                    ============  ===========       ============  ============

Basic earnings per common share                                           $0.34        $0.20              $0.66         $0.47
                                                                    ============  ===========       ============  ============

Diluted earnings per common share                                         $0.34        $0.20              $0.66         $0.47
                                                                    ============  ===========       ============  ============

------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except share data) (unaudited)

                                                                              Accumulated
                                                                                 Other
                                                      Comprehensive Retained  Comprehensive Common    Capital   Treasury
                                                        Income      Earnings    Income      Stock     Surplus    Stock       Total
                                                      -----------   --------- ------------ --------- ---------- ---------  ---------

Balance at January 1, 1998                                          $29,698      $1,185    $5,396     $21,557   $(1,706)    $56,130
Comprehensive income
  Net Income                                             $3,405       3,405                                                   3,405
  Other comprehensive income, net of taxes
    Unrealized  gains on debt securities                     91
    Unrealized losses securities transferred from held to
     maturity to available for sale - Acquisition           (40)
    Unrealized lossess on equity securities                (369)
                                                      -----------
    Other comprehensive loss                               (318)                   (318)                                       (318)
                                                      -----------
                                                      ===========
Comprehensive income                                     $3,087
                                                      ===========
Dividends on common stock                                            (1,385)                                                 (1,385)
Fractional shares on 3 for 2 stock split and merger shares                                                 (6)                   (6)
Issued 12,769 shares of common stock in connection with
  Executive Compensation Plan                                                                              70       162         232
Exercise of 44,680 option shares                                                                         (330)      556         226
                                                                    ---------  ------------ ---------  ---------- ---------  -------

Balance at June 30, 1998                                             31,718         867     5,396      21,291      (988)     58,284
Comprehensive income
  Net Income                                             $5,204       5,204                                                   5,204
  Other comprehensive income, net of taxes
    Unrealized gains on debt securities                     116
    Unrealized gains securities transferred from held to
     maturity to available for sale - Acquisition            23
    Unrealized gains on equity securities                   712
    Less:  gains on disposition of equity securities       (526)
                                                       -----------
    Other comprehensive income                              325                     325                                         325
                                                       -----------
                                                       ===========
Comprehensive income                                     $5,529
                                                       ===========
Dividends on common stock                                             (1,440)                                                (1,440)
Fractional shares on 3 for 2 stock split and merger shares                                                                        -
Forfeiture of bonus stock                                                                                           (49)        (49)
Exercised 13,789 option shares                                                                  1         (35)       82          48

                                                                    ---------  ------------ ---------  ---------- ---------  -------
Balance at December 31, 1998                                          35,482       1,192    5,397      21,256      (955)     62,372
Comprehensive income
    Net Income                                             $4,764      4,764                                                  4,764
    Other comprehensive income, net of taxes
    Unrealized losses on debt securities                     (764)
    Less:  gains on disposition of securities
           (excludes equities)                                (90)
    Unrealized gains securities transferred from held to
      maturity to available to sale - Acquisition              23
    Unrealized loss on equity securities                      (18)
    Less:  gains on disposition of equity securities         (428)
                                                       -----------
    Other comprehensive loss                               (1,277)                (1,277)                                    (1,277)
                                                       -----------
                                                       ===========
Comprehensive income                                       $3,487
                                                       ===========

Dividends on common stock                                             (1,730)                                                (1,730)
Issued 14,489 shares of common stock in connection
    with Executive Compensation Plan                                                                       62       184         246
Exercised 2,954 option shares                                                                             (14)       37          23
Buy-back of stock                                                                                                  (642)       (642)
                                                                    =========  ============ ========= ========== =========  ========
Balance at June 30, 1999                                             $38,516       $ (85)   $5,397    $21,304   $(1,376)    $63,756
                                                                    =========  ============ ========= ========== =========  ========

------------------------------------------------------------------------------------------------------------------------------------
All share data has been adjusted for the effects of the 3 for 2 stock split issued on
April 17, 1998 to shareholders of record on March 20, 1998.

INTERCHANGE FINANCIAL SERVICES CORPORATION
------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------
(dollars in thousands) (unaudited)

                                                                                      1999          1998
                                                                                   -----------   -----------
Cash flows from operating activities
Net income                                                                            $ 4,764       $ 3,405
Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                         775           671
    Amortization of securities premiums                                                   447           454
    Accretion of securities discounts                                                     (84)          (91)
    Amortization of premiums in connection with acquisition                               156           222
    Provision for loan losses                                                             600           431
    Net gain on sale of securities                                                       (856)            -
    Net gain on sale of foreclosed real estate                                            (36)            -
    Net loss on disposal of fixed assets                                                    2             -
Decrease (increase) in operating assets
    Accrued interest receivable                                                           260          (252)
    Other                                                                                  11         1,405
(Decrease) increase in operating liabilities
    Accrued interest payable                                                              (81)          138
    Other                                                                                 662        (1,027)
                                                                                   -----------   -----------
Cash provided by operating activities                                                   6,620         5,356
                                                                                   -----------   -----------

Cash flows from investing activities
(Payments for) proceeds from
    Net originations of loans                                                         (15,459)      (22,415)
    Purchase of loans                                                                 (13,522)       (3,626)
    Sale of loans                                                                           -           409
    Purchase of term federal funds                                                          -        (7,500)
    Repayment of term federal funds                                                     5,000             -
    Purchase of securities available for sale                                         (47,530)      (10,546)
    Maturities of securities available for sale                                         7,116         5,717
    Sale of securities available for sale                                              25,590             -
    Sale of foreclosed real estate                                                        121             -
    Purchase of securities held to maturity                                            (6,226)      (11,716)
    Maturities of securities held to maturity                                          13,811        10,574
    Sale of securities held to maturity                                                 2,003             -
    Purchase of fixed assets                                                             (480)         (916)
    Sale of fixed assets                                                                    2             4
                                                                                   -----------   -----------
Cash used in investing activities                                                     (29,574)      (40,015)
                                                                                   -----------   -----------

Cash flows from financing activities
Proceeds from (payments for)
    Deposits in excess of withdrawals                                                   5,104        35,108
    Securities sold under agreements to repurchase and other borrowings                 6,250         8,020
    Retirement of securities sold under agreement to repurchase and
       other borrowings                                                                (7,838)       (2,652)
    Dividends                                                                          (1,730)       (1,385)
    Common stock issued from treasury                                                     246           226
    Treasury stock acquired                                                              (642)            -
    Exercise of option shares                                                              23           227
                                                                                   -----------   -----------
Cash provided by financing activities                                                   1,413        39,544
                                                                                   -----------   -----------

(Decrease) increase in cash and cash equivalents                                      (21,541)        4,885
Cash and cash equivalents, beginning of year                                           43,284        36,583
                                                                                   ===========   ===========
Cash and cash equivalents, end of year                                                $21,743       $41,468
                                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                                           $9,173        $9,826
    Income taxes                                                                        1,663         2,826

Supplemental disclosure of non-cash investing activities:
    Decrease - market valuation of securities available for sale                        2,023           541
Securities transferred from held to maturity to available for sale                          -         8,187

------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

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

     The consolidated financial data for the six months ended June 30, 1999 and 1998, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

     Effective May 31, 1998, the Company acquired The Jersey Bank for Savings ("Jersey"). The acquisition has been accounted for under the pooling-of-interests method of accounting, accordingly, the financial statements have been restated to include the consolidated accounts of Jersey for all periods presented prior to the date of acquisition. The transaction resulted in the issuance of 780,198 shares of the Company's common stock.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 1999 and 1998, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

     Effective May 31, 1998, the Company acquired The Jersey Bank for Savings ("Jersey"). The acquisition has been accounted for under the pooling of interests method of accounting, accordingly the financial statements have been restated to include the consolidated accounts of Jersey for all periods presented prior to the date of acquisition.

Forward Looking  Information

     In addition to discussing historical information, we discuss certain matters in this report regarding the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward looking statements." These "forward looking statements" include, but are not limited to, estimates of capital expenditures relating to the Year 2000 issue, costs of remediation and testing, the timetable for implementing the remediation and testing phases of Year 2000 planning, the possible impact of third parties' Year 2000 issues on the Company, management's assessment of contingencies and possible scenarios in its Year 2000 planning. The "forward looking statements" in this report involve risks and uncertainties and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment; (iii) general economic conditions, internationally, nationally, or in the State of New Jersey; and (iv) legislation or regulatory requirements or changes adversely affecting the business of the Company. We are not promising to make any public announcement when we think "forward looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

               THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Earnings Summary
     For the second quarter of 1999, the Company reported net income of $2.5 million or $0.34 diluted earnings per common share, as compared with $1.4 million or $0.20 diluted earnings per common share for the same period in 1998, an increase of $1.1 million or 73.7%. The increase was due, in part, to a $483 thousand improvement in net interest income, on a tax equivalent basis, resulting largely from a 6.8% growth in average loans outstanding for the second quarter of 1999 as compared to the same period in 1998. In addition, net income was positively affected by improved noninterest income, which increased $637 thousand or 72.1% as compared to the same period in 1998 due mostly to gains from the sale of securities. Earnings during the quarter also benefited from a decrease of $515 thousand or 9.2% in noninterest expenses as compared to the same period in 1998. The decrease was principally due to $1.3 million of merger related charges incurred in 1998 related to the Jersey acquisition, which charges did not recur in 1999.

                              RESULTS OF OPERATIONS

Net Interest Income
     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax equivalent basis increased $483 thousand to $7.7 million for the quarter ended June 30, 1999 as compared to the same quarter of 1998. The increase in net interest income is due to higher levels of interest earning assets, particularly loans, coupled with a decrease in interest expense resulting from a favorable shift in the composition of deposits ("mix") and lower short-term market interest rates.

     For the quarter ended June 30, 1999, average loans increased $31.0 million or 6.8% over the same period in 1998, which facilitated a growth in average earning assets of $28.5 million or 4.5%. The loan growth was funded largely by a $34.1 million or 6.0% growth in average deposits for the second quarter 1999 as compared to the same period in 1998. During the comparative period, average non-interest bearing and interest-bearing demand deposits increased $10.1 million or 10.9% and $24.0 million or 5.1%, respectively, while higher yielding certificates of deposits greater than $100 thousand remained relatively unchanged. The favorable change in the retail deposit mix combined with lower short-term market interest rates served to reduce the yield on total deposits, resulting in a favorable impact on net interest income. For the second quarter of 1999, the yield on total deposits was 2.9 % as compared to 3.3% for the same quarter in 1998. The benefit derived from the lower funding cost was partly offset by a decline in yields on average interest earning assets, particularly loans. For the quarter ended June 30, 1999, the yield on average interest earning assets was 7.48% as compared to 7.83% for the same period in 1998.

Non-interest Income
     For the quarter ended June 30, 1999, non-interest income amounted to $1.5 million, an increase of $637 thousand or 72.1% as compared to the same period in 1998. The increase was principally due to the recognition of $329 thousand of gains (pre-tax) from the sale of debt and equity securities. The Company sold the equity securities to eliminate the market-risk exposure following the announcement by the issuing company that it had agreed to merge with another organization. The debt securities were sold as part of a limited portfolio restructuring aimed at improving the risk/reward characteristics of the securities portfolio. In addition, noninterest income was positively affected by the recognition of $284 thousand of income arising from the early pay-off of a commercial loan purchased at a discount.

     These gains were partially offset by a decrease in service fees on deposit accounts of $78 thousand or 12.0% for the second quarter of 1999 compared to the same period in 1998.

Non-interest Expenses
     For the quarter ended June 30, 1999, non-interest expenses amounted to $5.1 million, a decrease of $515 thousand or 9.2% as compared to the same period in 1998. The decrease was principally due to $1.3 million of merger-related charges incurred in 1998 associated with the Jersey acquisition. The merger-related charges were not repeated in the second quarter of 1999. Excluding the merger-related charges, noninterest expenses, for the second quarter of 1999 increased $763 thousand or 17.6%.

     Salaries and benefits, the largest component of non-interest expenses, increased $326 thousand or 14.5% when compared to the same quarter in 1998 due to normal promotions, salary increases and the additions to staff associated with the new branch opening. At June 30, 1999, the number of full-time equivalent employees were 204 as compared to 192 at June 30, 1998. Occupancy expense increased $99 thousand, when compared to the same quarter in 1998 of which approximately $45 thousand can be attributed to the opening of a new branch in Paramus, New Jersey during the fourth quarter of 1998. Directors' expense increased $108 thousand and was attributable to the recognition of $119 thousand of cash surrender value from the Directors life insurance in the second quarter of 1998, which served to reduce the Directors' expense in that period. Furthermore, expenses associated with modifying computer systems to address the Year 2000 Issue totaled $27 thousand for the quarter ended June 30, 1999. There were no expenses related to the Year 2000 Issue during the same period in 1998.

Income Taxes
     Income tax expense as a percentage of pre-tax income was 34.1% for the three months ended June 30, 1999 as compared to 36.2% for the second quarter of 1998. The decrease is attributable to the establishment of a Real Estate Investment Trust ("REIT") in the second half of 1998. The REIT, which manages certain real estate assets of the Company, was established in an effort to take advantage of certain tax benefits.

                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Earnings Summary
     For the six months ended June 30, 1999, the Company reported net income of $4.8 million or $0.66 diluted earnings per common share, as compared with $3.4 million or $0.47 diluted earnings per common share for the same period of 1998, an increase of $1.4 million or 39.9%. The increase was due, in part, to a $839 thousand improvement in net interest income, on a tax equivalent basis, resulting largely from a 6.7% growth in average loans outstanding for the first six months of 1999 as compared to the same period in 1998. In addition, net income was positively affected by improved non-interest income, which increased $1.0 million or 55.8% due mostly to gains from the sale of securities. Earnings also benefited from a decrease of $267 thousand or 2.6% in non-interest expenses. The decrease was principally due to $1.4 million of merger-related charges incurred in 1998 related to the Jersey acquisition, which did not recur in 1999.

                              RESULTS OF OPERATIONS

Net Interest Income
     Net interest income on a tax equivalent basis increased $839 thousand to $15.0 million for the six months ended June 30, 1999 as compared to the same quarter of 1998. The increase in net interest income is due to higher levels of interest earning assets, particularly loans, coupled with a decrease in interest expense resulting from a favorable shift in the composition of deposits ("mix") and lower short-term interest rates.

     For the six months ended June 30, 1999, average loans increased $30.2 million or 6.7% over the same period in 1998, which facilitated a growth in earning assets of $28.4 million or 4.4%. The loan growth was funded largely by a $34.6 million or 6.2% growth in average deposits for the six months of 1999 as compared to the same period in 1998. During the comparative period, average non-interest bearing and interest-bearing deposits increased $10.8 million or 12.0% and $23.8 million or 5.1%, respectively, while higher yielding certificates of deposits greater than $100 thousand decreased approximately $2.8 million on average. The favorable change in the retail deposit mix combined with lower short-term market interest rates served to reduce the yield on total deposits, resulting in a favorable impact on net interest income. For the six months ended June 30, 1999, the yield on total deposits was 2.9 % as compared to 3.3% for the same period in 1998. The benefit derived from the lower funding cost was partly offset by a decline in yields on average interest earning assets, particularly loans. For the six months ended June 30, 1999, the yield on average interest earning assets was 7.44% as compared to 7.83% for the same period in 1998.


Non-interest Income
     For the six months ended June 30, 1999, non-interest income amounted to $2.9 million, an increase of $1.0 thousand or 55.8% as compared to the same period in 1998. The increase was principally due to the recognition of $856 thousand of gains (pre-tax) from the sale of debt and equity securities. The Company sold the equity securities to eliminate the market-risk exposure following the announcement by the issuing company that it had agreed to merge with another organization. The debt securities were sold as part of a limited portfolio restructuring aimed at improving the risk/reward characteristics of the securities portfolio. In addition, noninterest income was positively affected by the recognition of $284 thousand of income arising from the early pay-off of a commercial loan purchased at a discount.

     These gains were partially offset by a decrease in service fees on deposit accounts of $133 thousand or 10.4% for the six months ended June 30, 1999 compared to the same period in 1998.

Non-interest Expenses
     For the six months ended June 30, 1999, non-interest expenses amounted to $10.0 million, a decrease of $267 thousand or 2.6% as compared to the same period in 1998. The decrease was principally due to $1.4 million of merger-related charges incurred in 1998 associated with the Jersey acquisition that did not recur in 1999. Excluding the merger-related charges, non-interest expenses for the six months ended June 30, 1999 increased $1.1 million or 12.6% as compared to the same period in 1998.

     Salaries and benefits, the largest component of non-interest expenses, increased $382 thousand or 8.1% when compared to the same period in 1998 due to normal promotions, salary increases and the additions to staff associated with the new branch opening. At June 30, 1999, full-time equivalent staff was 204 as compared to 192 at June 30, 1998. Occupancy expense increased $194 thousand when compared to the same period in 1998 of which approximately $90 thousand of the increase can be attributed to the opening of a new branch in Paramus, New Jersey during the fourth quarter of 1998. Directors' expense increased $263 thousand and was attributable to the recognition of $238 thousand of cash surrender value from the Directors life insurance during the first six months of 1998, which served to reduce the Directors' expense in that period. Furthermore, expenses associated with modifying computer systems to address the Year 2000 Issue totaled $84 thousand for the six months ended June 30, 1999. There were no expenses related to the Year 2000 Issue during the same period in 1998.

Income Taxes
     Income tax expense as a percentage of pre-tax income was 34.0% for the six months ended June 30, 1999 as compared to 35.8% for the same period in 1998. The decrease is attributable to the establishment of a REIT in the second half of 1998. The REIT, which manages certain real estate assets of the Company, was established in an effort to take advantage of certain tax benefits.

                               FINANCIAL CONDITION

     At June 30, 1999, the Company's total assets were $690.8 million, an increase of $5.5 million or .8% from $685.4 million at December 31, 1998. At June 30, 1999, cash and cash equivalents decreased $21.5 million as compared to December 31, 1998. The decrease in cash is principally the result of investing activities (funding loans and investment growth) utilizing cash more rapidly than financing activities (reflecting mostly changes in deposits and borrowings) and operating activities (reflecting net income and changes in other assets) can provide it. This can be seen more completely on the accompanying Consolidated Statements of Cash Flows.

Securities

     Securities held to maturity and securities available for sale consist of the following: (dollars in thousands)

                                                               -------------------------------------------------------------------
                                                                                         June 30, 1999
                                                               -------------------------------------------------------------------
                                                                                     Gross             Gross          Estimated
                                                                 Amortized        Unrealized        Unrealized         Market
                                                                    Cost             Gains            Losses            Value
                                                               ---------------   --------------    --------------   --------------

Securities held to maturity
     Obligations of U.S. Treasury                                      $9,995              $24               $ 2         $ 10,017
     Mortgage-backed securities                                        19,280               94               160           19,214
     Obligations of U.S. agencies                                       7,989               42                39            7,992
     Obligations of states & political subdivisions                    10,022                -               269            9,753
     Other debt securities                                                124                1                 -              125
                                                               ---------------   --------------    --------------   --------------
                                                                       47,410              161               470           47,101
                                                               ---------------   --------------    --------------   --------------

Securities available for sale
     Obligations of U.S. Treasury                                       6,022              161                 -            6,183
     Mortgage-backed securities                                        72,253              215               465           72,003
     Obligations of U.S. agencies                                      21,152              122                47           21,227
     Obligations of states & political subdivisions                     3,149                -               110            3,039
     Equity securities                                                  3,772                -                 -            3,772
                                                               ---------------   --------------    --------------   --------------
                                                                      106,348              498               622          106,224
                                                               ---------------   --------------    --------------   --------------

        Total securities                                             $153,758             $659            $1,092         $153,325
                                                               ===============   ==============    ==============   ==============


                                                               -------------------------------------------------------------------
                                                                                       December 31, 1998
                                                               -------------------------------------------------------------------
                                                                                     Gross             Gross          Estimated
                                                                 Amortized        Unrealized        Unrealized         Market
                                                                    Cost             Gains            Losses            Value
                                                               ---------------   --------------    --------------   --------------
Securities held to maturity
     Obligations of U.S. Treasury                                    $ 15,992            $ 180                 -         $ 16,172
     Mortgage-backed securities                                        18,921              227              $ 23           19,125
     Obligations of U.S. agencies                                       7,986              175                 -            8,161
     Obligations of states & political subdivisions                    11,111               48                 6           11,153
     Other debt securities                                                149                1                 -              150
                                                               ---------------   --------------    --------------   --------------
                                                                       54,159              631                29           54,761
                                                               ---------------   --------------    --------------   --------------

Securities available for sale
     Obligations of U.S. Treasury                                      33,264              777                 -           34,041
     Mortgage-backed securities                                        42,824              398               156           43,066
     Obligations of U.S. agencies                                      13,687              190                53           13,824
     Equity securities                                                  4,097              743                 -            4,840
                                                               ---------------   --------------    --------------   --------------
                                                                       93,872            2,108               209           95,771
                                                               ---------------   --------------    --------------   --------------
        Total securities
                                                                     $148,031           $2,739              $238         $150,532
                                                               ===============   ==============    ==============   ==============

       At June 30, 1999, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands)


                                                        Securities                             Securities
                                                     Held to Maturity                      Available for Sale
                                               ------------------------------       ---------------------------------
                                                Amortized          Market             Amortized           Market
                                                   Cost            Value                 Cost             Value
                                               -------------    -------------       ---------------   ---------------

Within 1 year                                       $11,688         $ 11,712                     -                 -
After 1 but within 5 years                           11,492           11,484              $ 25,456          $ 25,627
After 5 but within 10 years                          12,010           12,001                26,159            25,822
After 10 years                                       12,220           11,904                50,961            51,003
Equity securities                                         -                -                 3,772             3,772
                                               -------------    -------------       ---------------   ---------------

                        Total                       $47,410         $ 47,101             $ 106,348         $ 106,224
                                               =============    =============       ===============   ===============





     During the second quarter of 1999, the Company performed a limited securities portfolio restructuring aimed at improving the risk/reward characteristics of the securities portfolio. Available-for-sale ("AFS") securities with a book value of $24.2 million were sold. Gains of $143 thousand and losses of $4 thousand were recognized from the sale. One held-to-maturity ("HTM") security with a book value of $2.0 million was sold. A gain of $3 thousand was recognized from the sale. The HTM security had a remaining maturity of less than two months, therefore, it is considered as a "maturity" for purposes of classification of securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Loans
     Total loans amounted to $502.6 million and $478.7 million at June 30, 1999 and December 31, 1998, respectively. Total loans at December 31, 1998, included $5.0 million of term federal funds sold, which for accounting purposes were classified as a loan. Excluding the term federal funds sold, total loans at June 30, 1999 increased $28.9 million or 6.1% as compared to December 31, 1998.

The following table reflects the composition of the loan portfolio:

                                                   ---------------    ----------------
                                                      June 30,         December 31,
                                                        1999                1998
                                                   ---------------    ----------------

Amount of loans by type (dollars in thousands)
      Real estate-mortgage
         Commercial                                      $160,155            $148,875
         1-4 family residential
               First liens                                109,030              89,852
               Junior liens                                11,438              14,322
               Home equity                                143,909             142,781
      Commercial and financial                             63,557              64,067
      Real estate-construction                              1,840                 974
      Installment
         Credit cards and related plans                     1,944               2,033
         Other                                              2,022               1,200
      Lease financing                                       8,754               9,613
      Term Fed Funds                                            -               5,000
                                                   ===============    ================
               Total                                     $502,649            $478,717
                                                   ===============    ================



Deposits
     At June 30, 1999, total deposits increased $5.1 million or 0.9% to $603.8 million from $598.7 million at December 31, 1998. The growth was principally in interest bearing demand deposits, which grew $3.5 million or 1.8%. Time deposits grew $2.6 million and represent 28.7% of all deposits at June 30, 1999, as compared to 28.5% at December 31, 1998.

Nonperforming Assets
     Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At June 30, 1999, nonperforming assets totalled to $2.2 million, an increase of $413 thousand or 23.0% from $1.8 million at June 30, 1998. The ratio of nonperforming assets to total loans and foreclosed real estate increased to 0.44% at June 30, 1999 from 0.38% at June 30, 1998. At June 30, 1999, nonperforming assets increased $399 thousand or 22.0% from $1.8 million at December 31, 1998. The ratio of nonperforming assets to total loans and foreclosed real estate increased to 0.44% at June 30, 1999 from 0.38% at December 31, 1998. The increase in nonperforming assets consisted almost entirely of one commercial loan amounting to $1.2 million, which was placed on nonaccrual status during the first quarter of 1999. $600 thousand of this commercial loan was charged-off in the second quarter of 1999.

Provision for Loan Losses and Loan Loss Experience

     The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio. In its evaluation of the adequacy of the allowance for loan losses, management considers past loan loss experience, changes in the composition of performing and nonperforming loans, the condition of borrowers facing financial pressure, the relationship of the current level of the allowance to the credit portfolio and to nonperforming loans and existing economic conditions. However, the process of determining the adequacy of the allowance is necessarily subjective and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

     The allowance for loan losses was $5.5 million at June 30, 1999, and $5.6 million at December 31, 1998, representing 248.9% and 300.2% of nonperforming loans at those dates, respectively. In the second quarter of 1999, the Company's provision for loan losses was $300 thousand, an increase of $88 thousand from the same period a year ago. The increase was largely due to continued loan growth and an increase in nonperforming loans.

Market Risk
     The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk"). The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and economic value of equity and adjust the balance sheet (if necessary) to minimize the inherent risk and maximize income. The Company's exposure to market risk and interest rate risk is reviewed on a quarterly basis by the Asset/Liability Committee. Tools used by management to evaluate risk include an asset/liability simulation model. At June 30, 1999, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. At June 30, 1999, the Company was within policy limits established by the Board of Directors for changes in net interest income and future economic value.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the six months ended June 30, 1999.

     The Company is, however, party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company's subsidiary bank to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised.

Capital Adequacy

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)
                                                                                                                    To Be Well
                                                                                                                Capitalized Under
                                                                                      For Capital               Prompt Corrective
                                                           Actual                  Adequacy Purposes            Action Provisions
                                                 --------------------------    -------------------------     -----------------------
                                                    Amount        Ratio           Amount        Ratio          Amount       Ratio
                                                 ------------- ------------    ------------- -----------     ----------- -----------

As of June 30, 1999:
    Total Capital (to Risk Weighted Assets):
       The Company                                 $68,866        15.21 %        $36,219        8.00 %           N/A         N/A
       The Bank                                     68,156        15.06           36,214        8.00         $45,268      10.00%
    Tier 1 Capital (to Risk Weighted Assets):
       The Company                                  63,368        14.00           18,109        4.00             N/A         N/A
       The Bank                                     62,658        13.84           18,107        4.00          27,161        6.00
    Tier 1 Capital (to Average Assets):
       The Company                                  63,368         9.36           20,321        3.00             N/A         N/A
       The Bank                                     62,658         9.17           20,501        3.00          34,168        5.00

As of December 31, 1998:
    Total Capital (to Risk Weighted Assets):
       The Company                                 $66,474        15.12 %        $35,149        8.00 %           N/A         N/A
       The Bank                                     63,777        14.59           34,976        8.00         $43,721      10.00%
    Tier 1 Capital (to Risk Weighted Assets):
       The Company                                  60,646        13.80           17,575        4.00             N/A         N/A
       The Bank                                     58,312        13.34           17,488        4.00          26,232        6.00
    Tier 1 Capital (to Average Assets):
       The Company                                  60,646         9.08           20,041        3.00             N/A         N/A
       The Bank                                     58,312         8.76           19,979        3.00          33,299        5.00

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

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At June 30, 1999, total deposits amounted to $603.8 million, an increase of $5.1 million or 0.9% from December 31, 1998. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At June 30, 1999, advances from the FHLB and REPOS amounted to $9.7 million and $7.2 million, respectively, as compared to $9.8 million and $8.8 million, respectively, at December 31, 1998.

     In 1999, despite heightened competition for loans and increased loan prepayments, loan production continued to be the Company's principal investing activity. Net loans at June 30, 1999 amounted to $497.1 million, an increase of $24.1 million or 5.1%, from $473.1 million at December 31, 1998. Net loans at December 31, 1998, included $5.0 million in term federal funds which matured during the second quarter of 1999. Adjusting for the matured term federal funds, net loans increased $29.1 million at June 30, 1999 as compared to December 31, 1998.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At June 30, 1999, the total of such assets amounted to $21.7 million or 3.1% of total assets, compared to $43.3 million or 6.3% of total assets at year-end 1998. The decline was primarily due to a decrease of $20.4 million in federal funds sold, which were used to fund the growth in loans and investments.

     Another significant liquidity source is the Company's available-for-sale ("AFS") securities. At June 30, 1999, AFS securities amounted to $106.2 million or 69.1% of total securities, compared to $95.8 million or 63.9% of total securities at year-end 1998.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Company's subsidiary bank also has a $57.8 million line of credit available through its membership in the FHLB.

     Management believes that the Company's sources of funds are sufficient to meet its funding requirements.

Preparation for the Year 2000
     Many of the world's computers and software applications were designed to read years in a two-digit format. Thus, many of the world's information systems and/or computer programs may not have the ability to recognize four digit date code fields and, accordingly, may not have the ability to distinguish a year that begins with "20" instead of the familiar "19". If not corrected, this problem will render many computer applications incapable of interpreting dates beyond the year 1999, which could significantly disrupt business. This issue is referred to herein as the "Year 2000 issue". A company's exposure to uncertainties and costs associated with the Year 2000 issue depends on a number of factors, including software, hardware, the industry in which it operates, and other entities with which it electronically interacts.

     The Company has developed and adopted a Year 2000 Compliance Plan (the "Plan") and has established a Year 2000 Compliance Committee (the "Committee") to address the Year 2000 issues and prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, and perform adequate testing and complete certification that its processing systems will be Year 2000 ready. In the Awareness phase, the Company defined the Year 2000 issues, informed management and staff and obtained executive level support and funding. In addition, the Company compiled a comprehensive list of items that may be affected by the Year 2000 compliance issues. Such items include facilities and related non-information technology systems (embedded technology), computer systems, hardware, and services and products provided by third parties. In the Assessment phase, the Company evaluated the items identified in the Awareness phase to assess whether the items will function properly with the century date change. The items were ranked in the order that they will need to be remediated based on their mission critical nature and the potential impact to the Company. The Renovation phase included an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair of non-compliant items. The Validation (testing) phase included a thorough testing and verification of systems, databases and utilities, including present and forward date testing which consists of simulating data conditions in the Year 2000. The Implementation phase consists of placing all the systems, databases and utilities that have been renovated into production. As of June 30, 1999, the Company has completed all of the phases of the Plan with respect to its mission critical applications. The Company expects to continue testing date-sensitive applications throughout the remainder of the year. A small number of tasks remain that are not considered mission critical, and the Company expects to complete them in the third quarter of 1999.

     The Company continues to survey and communicate with counterparties, intermediaries and vendors ("Third Parties") with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues and what impact, if any, their efforts will have on the Company's business and operations. In the event that a Third Party's system will not be year 2000 compliant, the Company will assess the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor. As of June 30, 1999, the Company has received sufficient information from its Third Parties to conclude that they are in the Renovation, Validation and Implementation phases of their respective plans. However, as of June 30, 1999, the Company has not yet received conclusive information from all Third Parties related to the Renovation, Validation and Implementation phases to predict the outcome of their efforts.

     There are many risks associated with the Year 2000 issue, including the possible failure of the Company's computer and non-financial technology systems. Such failures could have a material adverse effect on the Company and may cause system malfunctions, incorrect or incomplete transaction processing resulting in the inability to reconcile accounting books and records. In addition, even if the Company successfully remediates its Year 2000 issues, it can be adversely affected by failures of Third Parties with which the Company has financial or operational relationships to remediate their own Year 2000 issues. The failure of Third Parties to remediate their Year 2000 issues in a timely manner could result in a material financial risk to the Company. Such risks include business interruption or shutdown, financial loss, regulatory actions and legal liability. The Company has developed a Year 2000 specific contingency plan as part of its overall Plan in an effort to mitigate Year 2000 risk.

     Based on current information, the Company does not anticipate that the overall costs related to the implementation of the Plan to be material in any single year. The Company estimates that the total external cost of implementing its Plan will amount to approximately $170 thousand. The Year 2000 costs include all activities undertaken on Year 2000 related matters, including, but not limited to, renovation, validation, third party review and contingency planning. However, costs for compensation and benefits of the Company's internal employees have not yet been determined. The cost of Year 2000 compliance and the estimated date of completion of necessary modifications are based on the Company's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Through the first six months of 1999, the Company has expended approximately $84 thousand on the Year 2000 project. All Year 2000 costs are expensed in the period incurred.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Reference is made to Note 3 of the Company's Consolidated Financial Statements of this Form 10-Q.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         (a) The Annual Meeting of Shareholders was held on April 22, 1999.
         (b) Each of the persons named in the Proxy Statement as a nominee for Director was elected and the selection of Deloitte & Touche, LLP as the Company's independent auditors for 1999 was ratified. The following are the voting results on each of these matters:


                                                         Against
                                                            or
                                             For         Withheld   Abstentions
                                             ___         ________   ___________

(1)      ELECTION OF DIRECTORS:
         Anthony S. Abbate                5,592,192       55,486        0
         Anthony R. Coscia                5,591,592       56,085        0
         John J. Eccleston                5,588,787       58,891        0
         Richard A. Gilsenan              5,582,058       65,620        0
         Eleanore S. Nissley              5,591,524       56,153        0

(2)      Ratification of the selection
         of the  selection of Deloitte
         & Touche, LLP as the Company's
         independent auditors for 1999.   5,535,262       12,024      100,392


Item 5. Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a) The following exhibits are furnished herewith:
             Exhibit No.

             11       Statement Re:  Computation of Per Share Earnings
             27       Financial Data Schedule

         (b) The Company filed a Current Report on Form 8-K, dated June 3, 1999, covering Item 5 - Other Events - regarding the adoption of a Stock Repurchase Plan to repurchase up to 10% of the Company's outstanding common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By:      /s/ Anthony Labozzetta
         _______________________
         Anthony Labozzetta
         Executive Vice President & CFO
         (Duly Authorized Officer and Principal
         Financial and Accounting Officer)

Dated: August 13, 1999