Form 10-Q
period 1999-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 1999-11-12
CIK 755933

Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

                                                                                            September 30,       December 31,
                                                                                                1999                1998
                                                                                            --------------      --------------
                                                                                            (unaudited)
Assets
Cash and due from banks                                                                      $ 15,601            $ 20,109
Federal funds sold                                                                                  -              23,175
                                                                                            --------------      --------------
Total cash and cash equivalents                                                                15,601              43,284
                                                                                            --------------      --------------

Securities held to maturity at amortized cost (estimated market value of $53,685
     and $54,761 at September 30, 1999 and December 31, 1998, respectively)                    54,180              54,159
                                                                                            --------------      --------------
Securities available for sale at estimated market value (amortized cost of $110,314
     $93,872 at September 30, 1999 and December 31, 1998, respectively)                       109,638              95,771
                                                                                            --------------      --------------

Loans                                                                                         505,931             478,717
Less:  Allowance for loan losses                                                                5,281               5,645
                                                                                            --------------      --------------
Net loans                                                                                     500,650             473,072
                                                                                            --------------      --------------

Premises and equipment, net                                                                     9,765               9,871
Foreclosed real estate                                                                            250                  84
Accrued interest receivable and other assets                                                    8,471               9,123
                                                                                            ==============      ==============
Total assets                                                                                 $698,555            $685,364
                                                                                            ==============      ==============

Liabilities
Deposits
    Non-interest bearing                                                                     $100,160            $107,408
    Interest bearing                                                                          502,337             491,324
                                                                                            --------------      --------------
Total deposits                                                                                602,497             598,732
                                                                                            --------------      --------------

Securities sold under agreements to repurchase                                                  7,250               8,780
Short-term borrowings                                                                          21,955               9,768
Accrued interest payable and other liabilities                                                  6,810               5,712
                                                                                            --------------      --------------
Total liabilities                                                                             638,512             622,992
                                                                                            --------------      --------------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 15,000,000 shares authorized;
    6,889,776 and 7,200,133 shares issued and outstanding at September 30, 1999
    and December 31, 1998, respectively                                                         5,397               5,397
Capital surplus                                                                                21,304              21,256
Retained earnings                                                                              40,384              35,482
Accumulated other comprehensive (loss) income                                                    (447)              1,192
                                                                                            --------------      --------------
                                                                                               66,638              63,327
Less:  Treasury stock                                                                           6,595                 955
                                                                                            --------------      --------------
Total stockholders' equity                                                                     60,043              62,372
                                                                                            ==============      ==============
Total liabilities and stockholders' equity                                                   $698,555            $685,364
                                                                                            ==============      ==============

------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.



     Interchange Financial Services Corporation
     -------------------------------------------------------------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     -------------------------------------------------------------------------------------------------------------------------------
     (dollars in thousands, except per share data) (unaudited)

                                                                           Three Months Ended                  Nine Months Ended
                                                                              September 30,                      September 30,
                                                                         ----------------------------  ---------------------------
                                                                             1999           1998          1999           1998
                                                                         -------------  -------------  -------------  ------------

Interest income
Interest and fees on loans                                               $10,047         $9,997         $29,405        $29,147
Interest on federal funds sold                                               129            359             543          1,162
Interest on interest bearing deposits                                          -              6               -             55
Interest and dividends on securities
   Taxable interest income                                                 2,186          2,021           6,164          6,003
   Interest income exempt from federal income taxes                          142             42             339             92
   Dividends                                                                  63             77             194            208
                                                                         -------------  -------------  -------------  ------------
Total interest income                                                     12,567         12,502          36,645         36,667
                                                                         -------------  -------------  -------------  ------------

Interest expense
Interest on deposits                                                       4,486          4,751          13,112         13,969
Interest on short-term borrowings                                            246            235             712            692
Interest on long-term borrowings                                               -            148               -            442
                                                                         -------------  -------------  -------------  ------------
Total interest expense                                                     4,732          5,134          13,824         15,103
                                                                         -------------  -------------  -------------  ------------

Net interest income                                                        7,835          7,368          22,821         21,564
Provision for loan losses                                                    300            210             900            641
                                                                         -------------  -------------  -------------  ------------
Net interest income after provision
for loan losses                                                            7,535          7,158          21,921         20,923
                                                                         -------------  -------------  ------------- -------------

Noninterest income
Service fees on deposit accounts                                             586            652           1,727          1,926
Net gain on sale of securities                                                 3             94             859             94
Other                                                                      1,015            267           1,887            835
                                                                         -------------  -------------   -------------  -----------
Total noninterest income                                                   1,604          1,013           4,473          2,855
                                                                         -------------  -------------   -------------  -----------

Noninterest expenses
Salaries and benefits                                                      2,623          2,206           7,732          6,933
Net occupancy                                                                648            616           1,978          1,750
Furniture and equipment                                                      260            247             767            757
Advertising and promotion                                                    259            219             778            654
Federal Deposit Insurance Corporation assessment                              20             20              60             57
Acquisition                                                                    -             3                -          1,392
Other                                                                      1,261            938           3,790          3,007
                                                                         -------------  -------------   -------------  -----------
Total noninterest expenses                                                 5,071          4,249          15,105         14,550
                                                                         -------------  -------------   -------------  -----------

Income before  income taxes                                                4,068          3,922          11,289          9,228

Income taxes                                                               1,363          1,375           3,820          3,276
                                                                         -------------  -------------   -------------  -----------

Net income                                                               $ 2,705        $ 2,547         $ 7,469        $ 5,952
                                                                         =============  =============   =============  ===========

Basic earnings per common share                                            $0.38          $0.35           $1.04          $0.83
                                                                         =============  =============   =============  ===========

Diluted earnings per common share                                          $0.38          $0.35           $1.04          $0.82
                                                                         =============  =============   =============  ===========

 -------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements


Interchange Financial Services Corporation
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except share data) (unaudited)

                                                                         Accumulated
                                                                           Other
                                                           Comprehensive Retained  Comprehensive  Common  Capital   Treasury
                                                              Income     Earnings     Income      Stock   Surplus    Stock    Total
                                                             ---------   ---------  -----------  ------- ---------- --------- ------

 Balance at January 1, 1998                                               $29,698     $1,185    $5,396   $21,557   $(1,706) $56,130
 Comprehensive income
    Net Income                                                  $5,952      5,952                                             5,952
    Other comprehensive income, net of taxes
      Unrealized  gains on debt securities                         467
      Unrealized losses securities transferred from held to
       maturity to available for sale - Acquisition                (22)
      Unrealized lossess on equity securities                     (268)
      Less: gains on disposition of equity securities              (56)
                                                             ----------
    Other comprehensive loss                                       121                   121                                    121
                                                             ----------
Comprehensive income                                            $6,073
                                                             ==========
Dividends on common stock                                                  (2,105)                                           (2,105)
Fractional shares on 3 for 2 stock split and merger shares                                                    (5)                (5)
Issued 12,769 shares of common stock in connection with
    Executive Compensation Plan                                                                               70       162      232
Exercise of 44,680 option shares                                                                     1      (331)      556      226
                                                                         ---------  -----------  ------- ---------- --------- ------
Balance at September 30, 1998                                              33,545      1,306     5,397    21,291      (988)  60,551
Comprehensive income
    Net Income                                                  $2,657      2,657                                             2,657
    Other comprehensive income, net of taxes
      Unrealized gains on debt securities                         (260)
      Unrealized gains securities transferred from held to
       maturity to available for sale - Acquisition                  5
      Unrealized gains on equity securities                        611
      Less:  gains on disposition of equity securities            (470)
                                                             ----------
    Other comprehensive income                                    (114)                 (114)                                  (114)
                                                             ----------
Comprehensive income                                             $2,543
                                                             ==========
Dividends on common stock                                                    (720)                                             (720)
Forfeiture of bonus stock                                                                                              (49)     (49)
Exercised 5,714 option shares                                                                                (35)       82       47
                                                             ---------  -----------  -------- ---------- ---------  --------- ------
Balance at December 31, 1998                                               35,482      1,192     5,397    21,256      (955)  62,372
Comprehensive income
    Net Income                                                   $7,469     7,469                                             7,469
    Other comprehensive income, net of taxes
      Unrealized losses on AFS debt securities                   (1,126)
      Less:  gains on disposition of securities (excludes equities) (90)
      Unrealized gains securities transferred from held to
       maturity to available to sale - Acquisition                   23
      Unrealized loss on equity securities                          (18)
      Less:  gains on disposition of equity securities             (428)
                                                              ----------
    Other comprehensive loss                                     (1,639)               (1,639)                               (1,639)
                                                              ----------
Comprehensive income                                             $5,830
                                                               ==========

Dividends on common stock                                                  (2,567)                                           (2,567)
Issued 14,489 shares of common stock in connection
    with Executive Compensation Plan                                                                          62       184      246
Exercised 2,954 option shares                                                                                (14)       37       23
Buy-back of stock                                                                                                   (5,861)  (5,861)
                                                                        ===========  ======== ========== ========= ========= ======
Balance at September 30, 1999                                             $40,384      $ (447)   $5,397    $21,304 $(6,595) $60,043
                                                                        ===========  ======== ========== ========= ========= ======

----------------------------------------------------------------------------------------------------------------------------------

All share data has been adjusted for the effects of the 3 for 2 stock split issued on April 17, 1998 to shareholders of record on March 20, 1998.



Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------
(dollars in thousands) (unaudited)

                                                                           1999           1998
                                                                         ----------     ----------
Cash flows from operating activities
Net income                                                                 $ 7,469        $ 5,952
Non-cash items included in earnings
    Depreciation and amortization                                            1,135          1,015
    Amortization of securities premiums                                        572            709
    Accretion of securities discounts                                         (128)          (131)
    Amortization of premiums in connection with acquisition                    234            305
    Provision for loan losses                                                  900            641
    Net gain on sale of securities                                            (859)           (94)
    Net gain on sale of foreclosed real estate                                 (36)             -
    Net loss on disposal of fixed assets                                         2              -
Decrease (increase) in operating assets
    Accrued interest receivable                                                254            (52)
    Other                                                                      114          1,389
(Decrease) increase in operating liabilities
    Accrued interest payable                                                  (155)           (83)
    Other                                                                    1,253           (733)
                                                                         ----------     ----------
Cash provided by operating activities                                       10,755          8,918
                                                                         ----------     ----------

Cash flows from investing activities
(Payments for) proceeds from
    Net originations of loans                                              (18,179)       (21,179)
    Purchase of loans                                                      (14,688)       (12,127)
    Purchase of term federal funds                                               -         (7,500)
    Maturities of term federal funds                                         5,000          2,500
    Sale of loans                                                                -            409
    Purchase of securities available for sale                              (53,900)       (14,662)
    Maturities of securities available for sale                             11,624         13,313
    Sale of securities available for sale                                   26,193            229
    Sale of foreclosed real estate                                             120              -
    Purchase of investment securities held to maturity                     (17,058)       (27,169)
    Maturities of investment securities held to maturity                    15,091         18,189
    Sale of securities held to maturity                                      2,003              -
    Purchase of fixed assets                                                  (910)        (1,414)
    Sale of fixed assets                                                         3              4
                                                                         ----------     ----------
Cash used in investing activities                                          (44,701)       (49,407)
                                                                         ----------     ----------

Cash flows from financing activities
Proceeds from (payments for)
    Deposits more than withdrawals                                           3,765         23,049
    Securities sold under agreements to repurchase                          12,500         16,300
    Other borrowings                                                        12,275            650
    Retirement of securities sold under agreement to repurchase and other
      borrowings                                                           (14,118)       (20,129)
    Dividends                                                               (2,567)        (2,105)
    Common stock issued                                                        246            226
    Treasury stock                                                          (5,861)             -
    Exercise of option shares from Treasury                                     23            227
                                                                         ----------     ----------
Cash provided by financing activities                                        6,263         18,218
                                                                         ----------     ----------

Increase in cash and cash equivalents                                      (27,683)       (22,271)
Cash and cash equivalents, beginning of year                                43,284         36,583
                                                                         ==========     ==========
Cash and cash equivalents, end of period                                   $15,601        $14,312
                                                                         ==========     ==========

Supplemental disclosure of cash flow information:
Cash paid for:
      Interest                                                             $13,979        $15,172
      Income taxes                                                           2,540          4,113

Supplemental disclosure of non-cash investing activities:
      Decrease - market valuation of securities available for sale          $2,574           $145
      Loans transferred to foreclosed real estate                              250              -

--------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

1.       Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements include the accounts of Interchange Financial Services Corporation and Interchange Bank (the "Bank") and should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the year ended December 31, 1998.

     The consolidated financial data for the nine months ended September 30, 1999 and 1998, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 1999 and 1998, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

     Effective May 31, 1998, the Company acquired The Jersey Bank for Savings ("Jersey"). The acquisition has been accounted for under the pooling of interests method of accounting, accordingly the financial statements have been restated to include the consolidated accounts of Jersey for all periods presented prior to the date of acquisition.

Forward Looking  Information

     In addition to discussing historical information, we discuss certain matters in this report regarding the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward looking statements" include, but are not limited to, estimates of capital expenditures relating to the Year 2000 issue, costs of remediation and testing, the timetable for implementing the remediation and testing phases of Year 2000 planning, the possible impact of third parties' Year 2000 issues on the Company, management's assessment of contingencies and possible scenarios in its Year 2000 planning. The "forward looking statements" in this report involve risks and uncertainties and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment; (iii) general economic conditions, internationally, nationally, or in the State of New Jersey; and (iv) legislation or regulatory requirements or changes adversely affecting the business of the Company. Reader should not place undue expectations on any "forward looking statements." We are not promising to make any public announcement when we think "forward looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Earnings Summary

     For the third quarter of 1999, the Company reported net income of $2.7 million or $0.38 diluted earnings per common share, as compared with $2.5 million or $0.35 diluted earnings per common share for the same period in 1998, an increase of $158 thousand or 6.2%. The increase was due, in part, to a $502 thousand improvement in net interest income, on a tax equivalent basis, resulting largely from a 7.0% growth in average loans outstanding for the third quarter of 1999 as compared to the same period in 1998. Net income was also favorably affected by improved non-interest income, which increased $591 thousand or 58.3% as compared to the same period in 1998 due mostly to income recognition of $365 of purchase discounts on commercial loans and gains related to the sale of the Company's VISA TM and merchant portfolios of $86 thousand and $330 thousand, respectively. Non-interest expenses, which increased $822 thousand or 19.3% principally due to growth and expansion, partly offset the benefits described above.

                              RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax equivalent basis increased $502 thousand to $7.9 million for the quarter ended September 30, 1999 as compared to the same quarter of 1998. The increase in net interest income is due to higher levels of interest earning assets, particularly loans, coupled with a decrease in interest expense resulting from a favorable shift in the composition of deposits ("mix") and a decline in average borrowings of $8.5 million.

     For the quarter ended September 30, 1999, average loans increased $32.7 million or 7.0% over the same period in 1998, which facilitated a growth in average earning assets of $35.5 million or 5.6%. The loan growth was funded largely by a $38.2 million or 6.0% growth in average deposits for the third quarter 1999 as compared to the same period in 1998. During the comparative period, average non-interest bearing and interest-bearing demand deposits increased $8.4 million or 8.8% and $27.0 million or 15.1%, respectively. The favorable change in the retail deposit mix combined with lower average borrowings served to reduce the Company's cost of funds, resulting in a favorable impact on net interest income. For the third quarter of 1999, the Company's cost of funding interest-earning assets was 2.82% as compared to 3.23% for the same quarter in 1998. The benefit derived from the lower funding cost was partly offset by a decline in yields on average interest earning assets, particularly loans. For the quarter ended September 30, 1999, the yield on average interest earning assets was 7.51% as compared to 7.86% for the same period in 1998.

Non-interest Income

     For the quarter ended September 30, 1999, non-interest income amounted to $1.6 million, an increase of $591 thousand or 58.3% as compared to the same period in 1998. The increase was principally due to gains related to the sale of the Company's VISA TM and merchant portfolios of $86 thousand and $330 thousand, respectively. The VISA TM and merchant portfolios were sold following an evaluation of the risk/reward profiles of the portfolios, which determined that the risk associated with the portfolios exceeded the levels deemed desirable by the Company. In addition, noninterest income increased due to the recognition of $365 thousand of income resulting from the early pay-off of commercial loans purchased at a discount.

     These gains were partially offset by a decrease in service fees on deposit accounts of $66 thousand or 10.1% for the third quarter of 1999 compared to the same period in 1998.

Non-interest Expenses

     For the quarter ended September 30, 1999, non-interest expenses amounted to $5.1 million, an increase of $822 thousand or 19.3% as compared to the same period in 1998. The most significant changes are discussed in the following paragraph.

     Salaries and benefits, the largest component of non-interest expenses, increased $417 thousand or 18.9% when compared to the same quarter in 1998 due to normal promotions, salary increases and additions to staff, particularly those associated with the opening of a branch in Paramus, New Jersey during the fourth quarter of 1998. Occupancy expense increased $32 thousand, when compared to the same quarter in 1998 of which approximately $45 thousand can be attributed to the opening of the Paramus branch. Directors' expense increased $121 thousand and was attributable to the recognition of $119 thousand of cash surrender value from the Directors life insurance in the third quarter of 1998, which served to reduce the Directors' expense in that period.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 33.5% for the three months ended September 30, 1999 as compared to 35.1% for the third quarter of 1998. The decrease is attributable to the establishment of a Real Estate Investment Trust ("REIT") in the second half of 1998. The REIT, which manages certain real estate assets of the Company, was established in an effort to take advantage of certain tax benefits.

           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Earnings Summary

     For the nine months ended September 30, 1999, the Company reported net income of $7.5 million or $1.04 diluted earnings per common share, as compared with $6.0 million or $0.82 diluted earnings per common share for the same period of 1998, an increase of $1.5 million or 25.5%. The increase was due, in part, to a $1.3 million improvement in net interest income, on a tax equivalent basis, resulting largely from a 6.8% growth in average loans outstanding for the first nine months of 1999 as compared to the same period in 1998. In addition, net income was positively affected by improved non-interest income, which increased $1.6 million or 56.7% due mostly to gains from the sale of securities, which increased $765 thousand, purchase discounts collected of $670 thousand and gains related to the sale of the Company's VISA TM and merchant portfolios of $86 thousand and $330 thousand, respectively. Non-interest expenses, excluding the 1998 one-time charges associated with the acquisition of Jersey, increased $1.9 million or 14.8% as compared to the same period in 1998, principally due to growth and expansion, partly offset the benefits described above.


                              RESULTS OF OPERATIONS


Net Interest Income

     Net interest income on a tax equivalent basis increased $1.3 million to $22.9 million for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase in net interest income is due to higher levels of interest earning assets, particularly loans, coupled with a decrease in interest expense resulting from a favorable shift in the composition of deposits ("mix") and a decline in average borrowings of $9.0 million.

     For the nine months ended September 30, 1999, average loans increased $31.0 million or 6.8% over the same period in 1998, which facilitated a growth in earning assets of $31.8 million or 5.1%. The loan growth was funded largely by a $35.9 million or 6.3% growth in average deposits for the nine months of 1999 as compared to the same period in 1998. During the comparative period, average non-interest bearing and interest-bearing demand deposits increased $10.0 million or 10.8% and $29.9 million or 17.9%, respectively, while higher yielding certificates of deposits greater than $100 thousand decreased approximately $2.7 million on average. The favorable change in the retail deposit mix combined with a decline in average borrowings served to reduce the Company's cost of funds, resulting in a favorable impact on net interest income. For the nine months ended September 30, 1999, the Company's cost of funding interest-earning assets was 2.81% as compared to 3.22% for the same period in 1998. The benefit derived from the lower funding cost was partly offset by a decline in yields on average interest earning assets, particularly loans. For the nine months ended September 30, 1999, the yield on average interest earning assets was 7.46% as compared to 7.83% for the same period in 1998.

Non-interest Income

     For the nine months ended September 30, 1999, non-interest income amounted to $4.5 million, an increase of $1.6 thousand or 56.7% as compared to the same period in 1998. The increase was principally due to the recognition of $859 thousand of gains (pre-tax) from the sale of debt and equity securities. The Company sold the equity securities to eliminate the market-risk exposure following the announcement by the issuing company that it had agreed to merge with another organization. The debt securities were sold as part of a limited portfolio restructuring aimed at improving the risk/reward characteristics of the securities portfolio. In addition, non-interest income was positively affected by the recognition of $670 thousand of income resulting from the early pay-off of commercial loans purchased at a discount. Further, gains associated with the sale of the Company's VISA TM and merchant portfolios of $86 thousand and $330 thousand, respectively, helped increase non-interest income.

     These gains were partially offset by a decrease in service fees on deposit accounts of $199 thousand or 10.3% for the nine months ended September 30, 1999 compared to the same period in 1998.

Non-interest Expenses

     For the nine months ended September 30, 1999, non-interest expenses amounted to $15.1 million, an increase of $555 thousand or 3.8% as compared to the same period in 1998. Excluding the one-time charges associated with the acquisition of Jersey, non-interest expenses for the nine months ended September 30, 1999 increased $1.9 million or 14.8% as compared to the same period in 1998. The most significant changes are discussed in the following paragraph.


     Salaries and benefits, the largest component of non-interest expenses, increased $799 thousand or 11.5% when compared to the same period in 1998 due to normal promotions, salary increases and the additions to staff associated with the new branch opening in Paramus, New Jersey. Occupancy expense increased $228 thousand when compared to the same period in 1998 of which approximately $135 thousand of the increase can be attributed to the opening of the Paramus branch during the fourth quarter of 1998. Directors' expense increased $384 thousand and was attributable to the recognition of $355 thousand of cash surrender value from the Directors life insurance during the first nine months of 1998, which served to reduce the Directors' expense in that period. Furthermore, expenses associated with modifying computer systems to address the Year 2000 Issue totaled $89 thousand for the nine months ended September 30, 1999. There were no expenses related to the Year 2000 Issue during the same period in 1998.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 33.8% for the nine months ended September 30, 1999 as compared to 35.5% for the same period in 1998. The decrease is attributable to the establishment of a REIT in the second half of 1998. The REIT, which manages certain real estate assets of the Company, was established in an effort to take advantage of certain tax benefits.

                               FINANCIAL CONDITION

     At September 30, 1999, the Company's total assets were $698.5 million, an increase of $13.2 million or 1.9% from $685.4 million at December 31, 1998. At September 30, 1999, cash and cash equivalents decreased $27.7 million as compared to December 31, 1998. The decrease in cash is principally the result of investing activities (funding loans and investment growth) utilizing cash more rapidly than financing activities (reflecting mostly changes in deposits and borrowings) and operating activities (reflecting net income and changes in other assets) can provide it. This can be seen more completely on the accompanying Consolidated Statements of Cash Flows.

Securities

Securities held to maturity and securities available for sale consist of the following: (dollars in thousands)
                                                                   -----------------------------------------------------------------
                                                                                        September 30, 1999
                                                                   -----------------------------------------------------------------
                                                                                        Gross            Gross          Estimated
                                                                     Amortized       Unrealized       Unrealized          Market
                                                                       Cost             Gains           Losses            Value
                                                                   --------------   --------------   --------------   --------------
Securities held to maturity
    Obligations of U.S. Treasury                                          $9,996              $33                -          $ 10,029
    Mortgage-backed securities                                            21,775               92             $203            21,664
    Obligations of U.S. agencies                                           7,990               32               38             7,984
    Obligations of states & political subdivisions                        14,295                -              412            13,883
    Other debt securities                                                    124                1                -               125
                                                                   --------------   --------------   --------------   --------------
                                                                          54,180              158              653            53,685
                                                                   --------------   --------------   --------------   --------------

Securities available for sale
    Obligations of U.S. Treasury                                           6,019              155                -             6,174
    Mortgage-backed securities                                            70,257              157              906            69,508
    Obligations of U.S. agencies                                          27,122              127               53            27,196
    Obligations of states & political subdivisions                         3,144                -              156             2,988
    Equity securities                                                      3,772                -                -             3,772
                                                                   --------------   --------------   --------------   --------------
                                                                         110,314              439            1,115           109,638
                                                                   --------------   --------------   --------------   --------------

       Total securities                                                 $164,494             $597           $1,768          $163,323
                                                                   ==============   ==============   ==============   ==============


                                                                   -----------------------------------------------------------------
                                                                                           December 31, 1998
                                                                   -----------------------------------------------------------------
                                                                                        Gross            Gross          Estimated
                                                                     Amortized       Unrealized       Unrealized          Market
                                                                       Cost             Gains           Losses            Value
                                                                   --------------   --------------   --------------   --------------
Securities held to maturity
    Obligations of U.S. Treasury                                        $ 15,992            $ 180                -          $ 16,172
    Mortgage-backed securities                                            18,921              227             $ 23            19,125
    Obligations of U.S. agencies                                           7,986              175                -             8,161
    Obligations of states & political subdivisions                        11,111               48                6            11,153
    Other debt securities                                                    149                1                -               150
                                                                   --------------   --------------   --------------   --------------
                                                                          54,159              631               29            54,761
                                                                   --------------   --------------   --------------   --------------

Securities available for sale
    Obligations of U.S. Treasury                                          33,264              777                -            34,041
    Mortgage-backed securities                                            42,824              398              156            43,066
    Obligations of U.S. agencies                                          13,687              190               53            13,824
    Equity securities                                                      4,097              743                -             4,840
                                                                   --------------   --------------   --------------   --------------
                                                                          93,872            2,108              209            95,771
                                                                   --------------   --------------   --------------   --------------

       Total securities                                                 $148,031           $2,739             $238          $150,532
                                                                   ==============   ==============   ==============   ==============

       At September 30, 1999, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands)


                                                          Securities                             Securities
                                                       Held to Maturity                      Available for Sale
                                                -------------------------------       ---------------------------------
                                                  Amortized          Market             Amortized           Market
                                                    Cost             Value                 Cost             Value
                                                --------------    -------------       ---------------   ---------------
Within 1 year                                         $18,533          $18,561               $ 2,001           $ 1,995
After 1 but within 5 years                             11,303           11,302                29,727            29,892
After 5 but within 10 years                            12,345           12,299                25,643            25,076
After 10 years                                         11,999           11,523                49,171            48,903
Equity securities                                           -                -                 3,772             3,772
                                                --------------    -------------       ---------------   ---------------

                        Total                         $54,180          $53,685              $110,314          $109,638
                                                ==============    =============       ===============   ===============



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

Loans

     Total loans amounted to $505.9 million and $478.7 million at September 30, 1999 and December 31, 1998, respectively. Total loans at December 31, 1998, included $5.0 million of term federal funds sold, which for accounting purposes were classified as a loan. Excluding the term federal funds sold, total loans at September 30, 1999 increased $32.2 million or 6.8% as compared to December 31, 1998.


The following table reflects the composition of the loan portfolio:

                                                   -------------------    ----------------
                                                     September 30,           December 31,
                                                          1999                  1998
                                                   -------------------    ----------------
Amount of loans by type (dollars in thousands)
      Real estate-mortgage
         Commercial                                          $155,996            $148,875
         1-4 family residential
              First liens                                     110,614              89,852
              Junior liens                                     10,505              14,322
              Home equity                                     146,163             142,781
      Commercial and financial                                 66,927              64,067
      Real estate-construction                                  2,768                 974
      Installment
         Credit cards and related plans                           868               2,033
         Other                                                  2,745               1,200
      Lease financing                                           9,345               9,613
      Term Fed Funds                                                -               5,000
                                                   ===================    ================
              Total                                          $505,931            $478,717
                                                   ===================    ================


Deposits

     At September 30, 1999, total deposits increased $3.8 million or 0.6% to $602.5 million from $598.7 million at December 31, 1998. The growth was principally in interest bearing demand deposits, which grew $9.6 million or 4.9%. The growth was offset, in part, by a decline in non-interest bearing deposits of 7.2 million or 6.7%. Time deposits grew $1.3 million and represent 28.5% of all deposits at September 30, 1999, as compared to 28.5% at December 31, 1998.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At September 30, 1999, nonperforming assets amounted to $1.3 million, a decrease of $430 thousand or 24.6% from $1.8 million at September 30, 1998. The ratio of nonperforming assets to total loans and foreclosed real estate decreased to 0.26% at September 30, 1999 from 0.37% at September 30, 1998. At September 30, 1999, nonperforming assets decreased $491 thousand or 27.1% from $1.8 million at December 31, 1998. The ratio of nonperforming assets to total loans and foreclosed real estate decreased to 0.26% at September 30, 1999 from 0.38% at December 31, 1998. Nonperforming assets decreased due to the payoff of two nonperforming consumer loans, the sale of a foreclosed real estate property and principal paydowns of a restructured commercial loan.


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

     The allowance for loan losses was $5.3 million at September 30, 1999, and $5.6 million at December 31, 1998, representing 493.5% and 327.1% of nonperforming loans at those dates, respectively. The decrease in the allowance for loan losses was due to the charge-off of a commercial loan amounting to $1.1 million during the second and third quarters of 1999. For the nine months ended September 30, 1999, the Company's provision for loan losses was $900 thousand, an increase of $259 thousand from the same period a year ago. The increase was largely due to continued loan growth.

Market Risk

     The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk"). The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and economic value of equity and adjust the balance sheet (if necessary) to minimize the inherent risk and maximize income. The Company's exposure to market risk and interest rate risk is reviewed on a quarterly basis by the Asset/Liability Committee. Tools used by management to evaluate risk include an asset/liability simulation model. At September 30, 1999, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. At September 30, 1999, the Company was within policy limits established by the Board of Directors for changes in net interest income and future economic value.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the nine months ended September 30, 1999.

     The Company is, however, party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company's subsidiary bank to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised.

Capital Adequacy

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                                                     To Be Well
                                                                                                                 Capitalized Under
                                                                                        For Capital              Prompt Corrective
                                                             Actual                  Adequacy Purposes           Action Provisions
                                                    -------------------------    -------------------------  ------------------------
                                                       Amount       Ratio           Amount        Ratio        Amount        Ratio
                                                    ------------ ------------    ------------- -----------  -----------  -----------

As of September 30, 1999:
    Total Capital (to Risk Weighted Assets):
       The Company                                      $65,376        14.81 %        $35,307        8.00 %        N/A          N/A
       The Bank                                          70,180        15.90           36,044        8.00      $45,054       10.00%
    Tier 1 Capital (to Risk Weighted Assets):
       The Company                                       60,095        13.62           17,653        4.00          N/A          N/A
       The Bank                                          64,899        14.40           18,022        4.00       27,033         6.00
    Tier 1 Capital (to Average Assets):
       The Company                                       60,095         8.57           21,040        3.00          N/A          N/A
       The Bank                                          64,899         9.24           21,078        3.00       35,130         5.00

As of December 31, 1998:
    Total Capital (to Risk Weighted Assets):
       The Company                                      $66,474        15.12 %        $35,149        8.00 %        N/A          N/A
       The Bank                                          63,777        14.59           34,976        8.00      $43,721       10.00%
    Tier 1 Capital (to Risk Weighted Assets):
       The Company                                       60,646        13.80           17,575        4.00          N/A          N/A
       The Bank                                          58,312        13.34           17,488        4.00       26,232         6.00
    Tier 1 Capital (to Average Assets):
       The Company                                       60,646         9.08           20,041        3.00          N/A          N/A
       The Bank                                          58,312         8.76           19,979        3.00       33,299         5.00



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

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At September 30, 1999, total deposits amounted to $602.5 million, an increase of $3.8 million or 0.6% from December 31, 1998. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At September 30, 1999, advances from the FHLB and REPOS amounted to $22.0 million and $7.3 million, respectively, as compared to $9.8 million and $8.8 million, respectively, at December 31, 1998.

     In 1999, despite heightened competition for loans and increased loan prepayments, loan production continued to be the Company's principal investing activity. Net loans at September 30, 1999 amounted to $500.7 million, an increase of $27.6 million or 5.8%, from $473.1 million at December 31, 1998. Net loans at December 31, 1998, included $5.0 million in term federal funds which matured during the second quarter of 1999. Adjusting for the matured term federal funds, net loans increased $32.6 million at September 30, 1999 as compared to December 31, 1998.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At September 30, 1999, the total of such assets amounted to $15.6 million or 2.2% of total assets, compared to $43.3 million or 6.3% of total assets at year-end 1998. The decline was primarily due to a decrease of $23.2 million in federal funds sold, which were used to fund the growth in loans and investments.

     Another significant liquidity source is the Company's available-for-sale ("AFS") securities. At September 30, 1999, AFS securities amounted to $109.6 million or 66.9% of total securities, compared to $95.8 million or 63.9% of total securities at year-end 1998.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Company's subsidiary bank also has a $67.5 million line of credit available through its membership in the FHLB.

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

     The Company has developed and adopted a Year 2000 Compliance Plan (the "Plan") and has established a Year 2000 Compliance Committee (the "Committee") to address the Year 2000 issues and prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompassed the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases have enabled the Company to identify risks, develop an action plan, and perform adequate testing and complete certification that its processing systems are Year 2000 ready. In the Awareness phase, the Company defined the Year 2000 issues, informed management and staff and obtained executive level support and funding. In addition, the Company compiled a comprehensive list of items that may be affected by the Year 2000 compliance issues. Such items include facilities and related non-information technology systems (embedded technology), computer systems, hardware, and services and products provided by third parties. In the Assessment phase, the Company evaluated the items identified in the Awareness phase to assess whether the items will function properly with the century date change. The items were ranked in the order that they will need to be remediated based on their mission critical nature and the potential impact to the Company. The Renovation phase included an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair of non-compliant items. The Validation (testing) phase included a thorough testing and verification of systems, databases and utilities, including present and forward date testing which consists of simulating data conditions in the Year 2000. The Implementation phase consisted of placing all the systems, databases and utilities that have been renovated into production. As of September 30, 1999, the Company has completed all of the phases of the Plan. The Company expects to continue testing date-sensitive applications throughout the remainder of the year.

     The Company continues to survey and communicate with counterparties, intermediaries and vendors ("Third Parties") with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues and what impact, if any, their efforts will have on the Company's business and operations. In the event that a Third Party's system will not be year 2000 compliant, the Company has assessed the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor. As of September 30, 1999, the Company has received sufficient information from its Third Parties to conclude that they are in the Renovation, Validation and Implementation phases of their respective plans. However, as of September 30, 1999, the Company has not yet received conclusive information from all Third Parties related to the Renovation, Validation and Implementation phases to predict the outcome of their efforts.

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

     Based on current information, the Company does not anticipate that the overall costs related to the implementation of the Plan to be material in any single year. The Company estimates that the total external cost of implementing its Plan will amount to approximately $170 thousand. The Year 2000 costs include all activities undertaken on Year 2000 related matters, including, but not limited to, renovation, validation, third party review and contingency planning. However, costs for compensation and benefits of the Company's internal employees have not yet been determined. The cost of Year 2000 compliance and the estimated date of completion of necessary modifications are based on the Company's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Through the first nine months of 1999, the Company has expended approximately $89 thousand on the Year 2000 project. All Year 2000 costs are expensed in the period incurred.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Reference is made to Note 3 of the Company's Consolidated Financial Statements of this Form 10-Q.

Item 5. Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)      The following exhibits are furnished herewith:
                  Exhibit No.

                  11       Statement Re:  Computation of Per Share Earnings
                  27       Financial Data Schedule

         (b) The Company filed a Current Report on Form 8-K, dated September 3, 1999, covering Item 5 - Other Events - regarding the adoption of a Stock Repurchase Plan to repurchase up to 10% of the Company's outstanding common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By:      /s/ Anthony Labozzetta
         ____________________________________
         Anthony Labozzetta
         Executive Vice President & CFO
         (Duly Authorized Officer and Principal
         Financial and Accounting Officer)

Dated: November 12, 1999