Form 10-K
period 1999-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2000-03-31
CIK 755933

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

                                   FORM 10-K
                                _________________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____

                         Commission File number 1-10518

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

       New Jersey                                           22-2553159
_______________________________                         __________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation  or organization)                         Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                            07663
________________________________________                          __________
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (201) 703-2265

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
    Title of Each Class                                which registered
___________________________                        _________________________
Common Stock (no par value)                         American Stock Exchange
                            ________________________

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 ______________
                                      None

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of outstanding shares of the Registrant's common stock, no par value per share, as of March 20, 2000, was as follows:

   Class                                    Number of Outstanding Shares
____________                                ____________________________
Common Stock
(No par value)                                          6,518,864

     The aggregate market value of Registrant's voting stock (based upon the closing trade price on March 20, 2000), held by non-affiliates of the Registrant was approximately $92,894,000.

Documents incorporated by reference:

Portions of Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference to Parts II and IV of this Annual Report on Form 10-K.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


PART 1                                                                     PAGE

Item 1.           Business.................................................   1
Item 2.           Properties...............................................   9
Item 3.           Legal Proceedings........................................   9
Item 4.           Submission of Matters to a Vote of Security Holders......   9

PART II
Item 5.           Market for Registrant's Common Stock and Related Stockholder
                  Matters..................................................  10
Item 6.           Selected Consolidated Financial Data.....................  11
Item 7.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................  13
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.13
Item 8.           Financial Statements and Supplementary Data............... 13
Item 9.           Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure................ 13

PART III
Item 10.          Directors and Executive Officers of the Registrant........ 13
Item 11.          Executive Compensation.................................... 14
Item 12.          Security Ownership of Certain Beneficial Owners
                      and Management........................................ 15
Item 13.          Certain Relationships and Related Transactions............ 15
PART IV

Item 14.          Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K............................... 16

Signatures        ...........................................................17

                                     PART I
Item 1.  Business

   General

     Interchange Financial Services Corporation (the "Company") is a New Jersey business corporation and registered bank holding company under the Bank Holding Company Act of 1956, as amended. It acquired all of the outstanding stock of Interchange Bank, (formerly known as Interchange State Bank), a New Jersey chartered bank (the "Bank" or "Interchange"), in 1986. The Bank is the Company's principal subsidiary. The Company's principal executive office is located at Park 80 West/ Plaza Two, Saddle Brook, New Jersey 07663, and the telephone number is (201) 703-2265.

     The Bank, established in 1969, is a full-service commercial bank headquartered in Saddle Brook, New Jersey, and is a member of the Federal Reserve System. It offers banking services for individuals and businesses through its fifteen banking offices and one supermarket mini-branch in Bergen County, New Jersey. In 1998, the Company acquired The Jersey Bank for Savings ("Jersey Bank"), which maintained two banking offices: one in Montvale, New Jersey and another in River Edge, New Jersey. During 1998, the Company also opened a full-service branch in Paramus, New Jersey adjacent to a shopping mall along with a mini-branch within a 70,000 square foot supermarket located in the same shopping mall in Paramus. No new branches were established during 1999.

     In addition to the Bank, the Company has two other wholly owned direct subsidiaries: Clover Leaf Mortgage Company, a New Jersey Corporation established in 1988, which is not currently engaged in any business activity, and Washington Interchange Corporation, a New Jersey Corporation, which was acquired by the Company in May 1997 and owns one of the Bank's branch locations which it leases to the Bank.

     Subsidiaries of the Bank include: Clover Leaf Investment Corporation, established in 1988 to engage in the business of an investment company pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., established in 1990 to engage in sales of tax-deferred annuities; Clover Leaf Management Realty Corporation, established in 1998 is a Real Estate Investment Trust ("REIT") which manages certain real estate assets of the Company in an effort to take advantage of certain tax benefits; and Interchange Capital Company, L.L.C., established in 1999 to engage in equipment lease financing, specializing in small ticket vendor leasing, and the solicitation of end users in the Bank's current market. All of the Bank's subsidiaries are New Jersey corporations or Limited Liability corporations and are 100% owned by the Bank, except for the REIT which is 99% owned by the Bank.

Banking Operations

     Through the Bank, the Company offers a wide range of consumer banking services, including: checking and savings accounts, money-market accounts, certificates of deposit, individual retirement accounts, residential mortgages, home equity lines of credit and other second mortgage loans, home improvement loans, automobile loans, personal loans and overdraft protection. The Bank also offers a VISA(TM) credit card and several convenience products including the Interchange Check Card, which permits customers to access their checking accounts by using the card when making purchases. It can also be used as an ATM card to perform basic banking transactions. The Bank maintains seventeen automated teller machines (operating within the MAC(TM), Plus(TM), HONOR(TM), CIRRUS(TM), VISA(TM), NYCE(TM), and MasterCard(TM) networks), which are located at thirteen of the banking offices, a supermarket and a mini-market.

     Interchange Bank-Line(TM), which was updated in 1999, allows customers to perform basic banking transactions over the telephone and offers Direct Bill Payment, which allows customers to pay bills over the phone. Bill payments are debited directly to the customer's checking account. In the second quarter of 1999, the Bank introduced toll free telephone access, 24 hours a day/7 days a week, for the acceptance of consumer loan applications over the phone with a live loan representative or through the Company's Internet web site. During the fourth quarter of 1999, Interchange also established a new full service call center. Interchange Bank-Line Center(TM) ("Bank-Line Center"), which is an alternative delivery system designed to centralize inbound calls and give customers the opportunity to open new accounts and apply for consumer credit without the need to go to a branch. In addition, the Bank-Line Center will be utilized as an outbound telemarketing resource for contacting targeted prospects for new accounts in conjunction with current product promotions.

     The Bank is engaged in the financing of local business and industry, providing credit facilities and related services for smaller businesses, typically those with $1 million to $5 million in annual sales. Commercial loan customers of the Bank are businesses ranging from light manufacturing and local wholesale and distribution companies to medium-sized service firms and local retail businesses. Most forms of commercial lending are offered, including working capital lines of credit, small business administration loans, term loans for fixed asset acquisitions, commercial mortgages, equipment lease financing and other forms of asset-based financing.

     In addition to its origination activities, the Bank purchases packages of loans. In 1999 and 1998, the Bank purchased $13.4 million and $4.6 million of residential real estate loans, respectively. These loans were subjected to the Bank's independent credit analysis prior to purchase. In the Bank's experience, there are opportunities to sell the Bank's other products and services to the borrowers whose loans are purchased. The Bank believes that purchasing loans will continue to be a desirable way to augment its portfolios as opportunities arise.

     The Bank also engages in mutual fund and annuities sales and brokerage services. An Investment Services Program is offered through an alliance between the Bank and the Independent Community Bankers Association of America ("ICBA"), under which mutual funds and annuities offered by ICBA are made available to the Bank's customers by Bank employees. The Bank has also expanded its product offerings by entering into an agreement with a third party provider to offer discount brokerage services to its customers. Interchange offers securities trading through its web site, which is hyperlinked to U.S. Clearing Corp., so that customers can access their brokerage accounts via the Internet.

Further information on the Bank, our core values and purpose, and our products and services can be found on our web site at www.interchangebank.com. There is also a direct link from the Company's web site to the American Stock Exchange to allow investors to keep informed of the daily quotes and market activity for the Company's common stock. The Company's common stock trades on the American Stock Exchange under the symbol IFC.

     Deposits of the Bank are insured up to $100,000 per depositor by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC").

Market Areas

     The Company's principal market for its deposit gathering activities covers major portions of Bergen County in the northeastern corner of New Jersey adjacent to New York City. Bergen County has a relatively large affluent base for the Company's services. The principal service areas of the Company represent a diversified mix of stable residential neighborhoods with a wide range of per household income levels; offices, service industries and light industrial facilities; and large shopping malls and small retail outlets.

     For years, the Bank has conducted periodic market research to keep aware of market trends. Much of this research affirmed that consumer financial needs are directly related to identifiable life stages. In response to these distinctive preferences, the Bank has designed and marketed "packaged" products to appeal to these different segments.

     Since a preponderance of the population in the age groups of 35-54 and 55+ are within the Bank"s principal market, Interchange has strategically targeted these two life stage segments by designing and marketing "packaged" products (Money Maker Account and Prime Time Account) which include deposit, credit and other services sold together as a product unit. We also recognized the needs of "Generation X", customers with the Money Plus Account (25-34) and our youngest customers with the Grow'N Up Savings(R) Passbook Account. The Bank was among the first to offer such packaged financial products in its area and management believes this strategy have been successful in attracting deposits and building a loyal client base.

Competition

     Competition in the banking and financial services industry in the Company's market area is strong. The Bank competes actively with national and state-chartered commercial banks, operating on a local and national scale and other financial institutions, including savings and loan associations, mutual savings banks, and credit unions. In addition, the Bank faces competition from less heavily regulated entities such as brokerage institutions, money management firms, consumer finance and credit card companies and various other types of financial services companies. Many of these institutions are larger than the Bank, some are better capitalized, and a number pursue community banking strategies similar to those of the Bank.

     Management believes that opportunities continue to exist to satisfy the deposit and lending demands of small and middle market businesses. Larger banks continued to show an appetite for only the largest loans, finding themselves ill-equipped to administer smaller loans profitably. Interchange has the desire and the ability to give smaller businesses the service they require. Interchange meets this need through a unique program called Rapid Response Banking. The program provides commercial loans up to $100,000 with a streamlined approval process that borrows liberally from standard consumer lending practices. Naturally, many small businesses eventually become midsize businesses, with a corresponding change in their financial requirements. While these businesses grow, they do not outgrow Interchange because of its ability to be responsive to both small and midsize business constituencies. To continue serving companies throughout the various stages of their evolution, Interchange created Business Class Banking--a program that grows with the customer. Business Class Banking supports a spectrum of business-oriented financial products with value-added services. By designing programs to accommodate the changing needs of growing businesses, Interchange is extending the longevity of valuable customer relationships.

     Interchange  maintains a  relational  database,  which  enhances the Bank's
internal   marketing   analysis   by   providing   information   about   account
relationships, their activity and their relative value to the Bank.

     Interchange has maintained a program of primary research to keep abreast of customer attitudes and preferences. Sales quotas and incentives for employees are linked directly to bank-wide goals and are used to motivate employees to sell the "right" products to the "right" customers.

Personnel

     The Company had on average 204 full-time-equivalent employees during 1999. The Company believes its relationship with employees to be good.

Regulation and Supervision

     Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of those goals, Congress has created several largely autonomous regulatory agencies and enacted myriad legislation that governs banks, bank holding companies and the banking industry. Descriptions and references to the statutes and regulations below are brief summaries thereof and do not purport to be complete. The descriptions are quantified in their entirety by reference to the specific statutes and regulations discussed.

The Company

     The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve "). As a bank holding company, the Company is required to file an annual report with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the

Holding Company Act and Federal Regulation Y. The Federal Reserve may conduct examinations of the Company or any of its subsidiaries.

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

     Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Modernization Act"), enacted on November 11, 1999, with an effective date of March 11, 2000, expands the types of activities in which a bank holding company may engage. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities, and activities that the Federal Reserve considers to be closely related to banking. A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the Federal Reserve guidelines (See "Capital Adequacy Guidelines" below), is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities permitted only for financial holding companies. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Holding Company Act. Interchange is considering, but has not yet decided, whether to elect to become a financial holding company.

     In a similar manner, a bank may establish one or more subsidiaries, which subsidiaries may then engage in activities that are financial in nature. Applicable law and regulation provide, however, that the amount of such investments are generally limited to 45% of the total assets of the bank, and such investments are not aggregated with the bank for determining compliance with capital adequacy guidelines. Further, the transactions between the bank and such a subsidiary are subject to certain limitations. (See generally, the discussion of "Transactions with Affiliates" below.)

     Under the Modernization Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies will generally be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. All implementing regulations under the Modernization Act have not yet been promulgated in final form, and the Company cannot predict the full sweep of the new legislation and has not yet determined whether it will elect to become a financial holding company.

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

Capital Adequacy Guidelines


     The Federal Reserve issued guidelines establishing risk-based capital requirements for bank holding companies having more than $150 million in assets and member banks of the Federal Reserve System. The guidelines established a risk-based capital framework consisting of (1) a definition of capital and (2) a system for assigning risk weights. Capital consists of Tier I capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier II, which includes a portion of the allowance for loan losses. Effective October 1, 1998, the Federal

Reserve adopted an amendment to its risk-based capital guidelines that permits insured depository institutions to include in their Tier II capital up to 45% of the pre-tax net unrealized gains on certain available for sale equity securities. All assets and off-balance-sheet items are assigned to one of four weighted risk categories ranging from 0% to 100%. Higher levels of capital are required for the categories perceived as representing the greater risks. The Federal Reserve established a minimum risk-based capital ratio of 8% (of which at least 4% must be Tier I). An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance sheet items into account in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards. In addition to the risk-based guidelines discussed above, the Federal Reserve requires that a bank holding company and bank which meet the regulator's highest performance and operational standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier I capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased. At December 31, 1999 the Bank satisfied these ratios and has been categorized as a well-capitalized institution, which in the regulatory framework for prompt corrective action imposes the lowest level of supervisory restraints.

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

 The Bank

     As a New Jersey state-chartered bank, the Bank's operations are subject to various requirements and restrictions of state law pertaining to, among other things, lending limits, reserves, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital adequacy. The Bank is subject to primary supervision, periodic examination and regulation by the New Jersey Department of Banking and Insurance ("NJDBI"). As a member of the Federal Reserve System, the Bank is also subject to regulation by the Federal Reserve. If, as a result of an examination of a bank, the NJDBI determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the NJDBI. Such remedies include the power to enjoin "unsafe and unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to, among other things, direct an increase in capital, to restrict the growth of the Bank, to assess civil penalties and to remove officers and directors. The Bank has never been the subject of any administrative orders, memoranda of understanding or any other regulatory action by the NJDBI. The Bank also is a member of the Federal Reserve System and therefore subject to supervisory examination by and regulations of the Federal Reserve Bank of New York.

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

     The Bank's deposits are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum of $100,000 per depositor. For this protection, the Bank pays a quarterly statutory deposit insurance assessment to, and is subject to the rules and regulations of, the FDIC.

     Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine "assessment risk classifications" based on its capital classification and the FDIC's consideration of supervisory evaluations provided by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2000 to 0% assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of 0.27%. In addition to its insurance assessment, each insured bank is subject to a debt service assessment of $0.0212 and $0.0208 per one hundred dollars of deposits during the first and second quarters of 2000, respectively, to help recapitalize the Savings Association Insurance Fund of the FDIC. During 1999, the Bank's BIF debt service assessment rates ranged between 1.176 and 1.22 basis points and SAIF debt service assessment rates ranged between 5.80 and 6.10 basis points. The Bank's deposit insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

     The foregoing is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

Item 2.  Properties

     The Company leases ten banking offices, one mini-branch within a supermarket, one operations/support facility and one administrative/executive facility. It also leases two locations for the sole purposes of operating Automated Teller Machines. It owns four banking offices and leases land on which it owns one bank building. The Company owns land and a building to be used for a future branch site. The Company also has entered into a lease agreement for a future branch site. In addition, there is one lease expiring in June 2000 from which a branch office has been relocated. All of the facilities are located in Bergen County, New Jersey, which constitutes the Company's primary market area.

     Net investment in premises and equipment totaled $10.3 million at December 31, 1999. Annual rental payments with respect to the Company's leased facilities was $1.3 million for the year ended, December 31, 1999.

     In the opinion of management, the physical properties of the Company and its subsidiaries are suitable and adequate and, except for those facilities which have been secured for future expansion are being fully utilized.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the three months ended December 31, 1999.

                                     Part II
Forward Looking Information

     In addition to discussing historical information, certain matters included in or incorporated into this report relate to the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and similar expressions are generally intended to identify forward-looking statements. These "forward looking statements" include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for future losses associated with the loan portfolio, and the possible impact of third parties' Year 2000 issues on the Company, management's assessment of contingencies and possible scenarios in its Year 2000 planning. The "forward looking statements" in this report involve known and unknown risks and uncertainties and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment; (iii) general economic conditions, internationally, nationally, or in the State of New Jersey; and (iv) legislation or regulatory requirements or changes adversely affecting the business of the Company. Readers should not place undue expectations on any "forward looking statements." We are not promising to make any public announcement when we consider "forward looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters


     The Company's common stock is traded on the American Stock Exchange under the symbol "IFC." At February 27, 2000, there were approximately 1,232 shareholders of record. A portion of the Company's common stock is held in "street name" by nominees for beneficial owners, so the actual number of shareholders is probably higher. The following table sets forth, for the periods indicated, the reported high and low sales prices by quarter:

                                   High          Low
                               ------------- -------------
1997
         First quarter (1)(2)    $ 14.67       $ 10.61
         Second quarter (2)        17.58         11.92
         Third quarter  (2)        16.67         14.67
         Fourth quarter (2)        21.58         14.75

1998
         First quarter  (2)      $ 21.25       $ 18.17
         Second quarter            23.25         19.25
         Third quarter             20.88         15.31
         Fourth quarter            17.75         14.06

1999
         First quarter           $ 17.50       $ 16.00
         Second quarter            17.38         15.50
         Third quarter             19.63         16.63
         Fourth quarter            18.13         16.13

--------------------------------------------------------------------------------
(1) On February 27, 1997, the Company declared a 3 for 2 Stock Split to be distributed on April 17, 1997 to shareholders of record on March 20, 1997. The high and low sales prices and the cash dividends have been restated to reflect the effects of the stock split.

(2) On February 26, 1998, the Company declared a 3 for 2 Stock Split to be distributed on April 17, 1998 to shareholders of record on March 20, 1998. The high and low sales prices and the cash dividends have been restated to reflect the effects of the stock split.

     A cash dividend of $0.09, $0.10 and $0.12 was paid on each common share outstanding in each quarter during 1997, 1998 and 1999, respectively.

     The Company intends, subject to its financial results, contractual, legal, and regulatory restrictions, and other factors that its Board of Directors may deem relevant, to declare and pay a quarterly cash dividend on it's common stock in the future. The principal source of the funds to pay any dividends on the Company's common stock would be dividends from the Bank. Certain federal and state regulators impose restrictions on the payment of dividends by banks. See "Business - Supervision and Regulation" for a discussion of these restrictions.

Item 6. Selected Consolidated Financial Data

     The following selected financial data are derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Consolidated Statements of Financial Condition as of December 31, 1999 and 1998, and the Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1999 and the report thereon of Deloitte & Touche LLP are included on pages 28 through 46 of the Company's 1999 Annual Report to Shareholders filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

Item 6. Selected Consolidated Financial Data

FINANCIAL HIGHLIGHTS
Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                      1999         1998      1997      1996       1995
                                                                   ---------    --------  ---------  --------- ---------
Income Statement Data (in thousands)
     Interest income                                                $ 49,301     $ 48,820  $ 45,310   $ 41,379   $ 40,765
     Interest expense                                                 18,783       19,864    18,566     16,983     17,208
                                                                    ________     ________  ________   ________   ________
       Net interest income                                            30,518       28,956    26,744     24,396     23,557
     Provision for loan losses                                         1,200          951     1,653        747      1,239
                                                                    ________     ________  ________   ________   ________
       Net interest income after provision for loan losses            29,318       28,005    25,091     23,649     22,318
     Non-interest income                                               5,339        4,928     4,774      4,248      4,579
     Non-interest expenses                                            20,063       19,416    17,655     17,492     16,703
                                                                    ________     ________  ________   ________   ________
       Income before income taxes                                     14,594       13,517    12,210     10,405     10,194
     Income Taxes                                                      4,959        4,908     4,285     3,654       3,511
                                                                    ________     ________  ________   ________   ________
     Net income                                                      $ 9,635      $ 8,609   $ 7,925    $ 6,751    $ 6,683
                                                                    ========     ========  ========   ========= =========

Per Share Data
    Before deducting acquisition costs
     Basic earnings per common share                                  $1.37        $1.32     $1.11     $0.95      $0.93
     Diluted earnings per common share                                 1.36         1.31      1.10      0.94       0.92
    After deducting acquisition costs
     Basic earnings per common share                                   1.37         1.20      1.11      0.95       0.93
     Diluted earnings per common share                                 1.36         1.19      1.10      0.94       0.92
     Cash dividends declared                                           0.48         0.40      0.36      0.33       0.31
     Book value--end of year                                           8.66         8.66      7.86      7.02       6.43
     Tangible book value--end of year                                  8.60         8.56      7.71      6.80       6.16
     Weighted average shares outstanding (in thousands)
       Basic                                                          7,031        7,189     7,132     7,124      7,113
       Diluted                                                        7,062        7,237     7,222     7,190      7,157


Balance Sheet Data--end of year (in thousands)
     Total assets                                                 $ 706,125    $ 685,364  $625,050  $572,512   $548,220
     Securities held to maturity and securitie available for sale   161,889      149,930   135,997   143,339    163,736
     Loans                                                          511,976      478,717   438,273   384,060    337,570
     Allowance for loan losses                                        5,476        5,645     5,231     3,968      3,926
     Total deposits                                                 598,992      598,732   540,765   491,637    487,224
     Securities sold under agreements to repurchase and short term
       borrowings                                                    30,406       18,548    13,028    10,904     11,702
     Long-term borrowings                                            13,000            -     9,876     9,983          -
     Total stockholders' equity                                      58,276       62,372    56,130    50,048     45,781


Selected Performance Ratios
    Before deducting acquisition costs
     Return on average total assets                                    1.39 %       1.44 %    1.33 %    1.22 %     1.26 %
     Return on average total stockholders' equity                     15.52        16.05     14.95     14.09      15.53
    After deducting acquisition costs
     Return on average total assets                                    1.39         1.31      1.33      1.22       1.26
     Return on average total stockholders' equity                     15.52        14.53     14.95     14.09      15.53
    Dividend Payout                                                   35.04        32.81     30.08     32.19      29.82
    Average total stockholders' equity to average total assets         8.99         9.00      8.89      8.68       8.11
    Net yield on interest earning assets (taxable equivalent)          4.64         4.62      4.78      4.75       4.74
    Efficiency ratio (1)                                              56.81        53.59     56.47     60.02      59.38
    Non-interest income to average total assets                        0.77         0.75      0.80      0.77       0.86
    Non-interest expenses to average total assets                      2.90         2.95      2.96      3.17       3.15


Asset Quality--end of year (in thousands)
     Nonaccrual loans to total loans                                   0.22  %      0.25 %    0.35  %   0.66  %    0.74  %
     Nonperforming assets to total assets                              0.22         0.26      0.33      0.67       0.95
     Allowance for loan losses to nonaccrual loans--end of year      491.12       471.20    345.51    157.02     156.35
     Allowance for loan losses to total loans--end of year             1.07         1.18      1.19      1.03       1.16
     Net charge-offs to average loans                                  0.28         0.12      0.10      0.20       0.44

Liquidity and Capital
     Average loans to average deposits                                81.79  %     81.06 %   78.09  %  72.19  %   67.14  %
     Total stockholders' equity to total assets                        8.25         9.10      8.98      8.74       8.35
     Tier I capital to risk weighted assets                           12.72        13.80     13.19     13.79      13.92
     Total capital to risk weighted assets                            13.91        15.12     14.44     15.04      15.17
     Tier I capital to average assets                                  8.32         9.08      8.79      8.65       8.16


All prior period information has been restated to reflect the Company's acquisition of The Jersey Bank for Savings, which was completed on May 31, 1998 and was accounted for as a pooling of interests.

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

Item 7. Management's Discussion and Analysis of Financial Condition Results of Operations

     The information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 27 of the Company's 1999 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     The information regarding the market risk of the Company's financial instruments, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 23 of the Company's 1999 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.

Item 8.  Financial Statements and Supplemental Data

     The financial statements required by this Item are included in the Company's 1999 Annual Report to Shareholders on pages 28 through 46, filed as
Exhibit 13 hereto and incorporated herein by reference.

                                                                Page of Annual
                                                                    Report to
                                                                   Stockholders
                                                                 ______________
     Report of Independent Public Accountants                            28
     Interchange Financial Services Corporation and Subsidiaries
     Consolidated Balance Sheets                                         29
     Consolidated Statements of Income                                   30
     Consolidated Statements of Changes in Stockholders' Equity          31
     Consolidated Statements of Cash Flows                               32
     Notes to Consolidated Financial Statements (Notes 1 - 21)         33 - 46

     No supplementary data is included in this report as it is inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

Item 10. Directors and Executive Officers

         a.  Directors

         The information contained in the section entitled "Nominees and Directors" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

         b.  Executive Officers

         The following table sets forth the names, ages, and present positions of the Company's and the Bank's principal executive officers:

         Name                  Age Positions Held with the Company and the Bank
         ____                  ___ ____________________________________________
         ANTHONY S. ABBATE      60 President and Chief Executive Officer
         ANTHONY J. LABOZZETTA  36 Executive Vice President and
                                   Chief Financial Officer
         FRANK R. GIANCOLA      46 Senior Vice President--Operations
         PATRICIA  D. ARNOLD    41 Senior Vice President--Commercial Lending

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

         c.  Compliance with Section 16(a)


         Information contained in the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

     Information contained in the section entitled "Executive Compensation" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained in the section entitled "Amount and Nature of Beneficial Ownership" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

     The information contained in the section entitled "Transactions with Management" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

                                     PART IV

Item 14.  Exhibits, Financial Statements and Schedules and Reports on Form 8-K

          (a) The following documents are filed as part of this Report:

              1. Financial Statements:  The Financial Statements listed under
                 Item 8 to this Report are set forth at pages 28 through 32, and the Notes to Consolidated Financial Statements are set forth at pages 33 through 46, of the Annual Report to Shareholders for 1999 (See Exhibit 13 under paragraph (a)3 of this Item 14).

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

               * Exhibit 10(a) Agreement for legal services between Andora,
                               Palmisano & Geaney and Registrant, dated
                               April 22, 1999

              (1)Exhibit 10(b) Stock Option and Incentive Plan of 1997
                               (Incorporated by reference to Exhibit 4(c) to Form S-8, filed September 30, 1997, Registration Statement No. 33-82530)

              (1)Exhibit 10(c) Directors' Retirement Program (Incorporated by
                               reference to Exhibit 10(i)(3) to Annual Report on Form 10-K for fiscal year ended
                               December 31, 1994)

              (1)Exhibit 10(d) Executives' Supplemental Pension Plan
                               (Incorporated by reference to Exhibit 10(i)(4) to Annual Report on Form 10-K for fiscal year ended December 31, 1994)

               *  Exhibit 11   Statement regarding Computation of per share
                               earnings

               *  Exhibit 13   Portion of the Annual Report to Shareholders for
                               the year ended December 31, 1999

               *  Exhibit 21   Subsidiaries of Registrant

               *  Exhibit 23   Independent Auditors' Consent of Deloitte &
                               Touche LLP

               *  Exhibit 27   Financial Data Schedule

          (b) Reports on Form 8-K during the quarter ended December 31,1999:

              None.
[FN]
______________________________
(1) Pursuant to Item 14(a) - 3 of Form 10-K, this exhibit represents management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this item.

*    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Interchange Financial Services Corporation

By:/s/ Anthony S. Abbate                   By:/s/ Anthony Labozzetta
   -------------------------------------      ---------------------------------
   Anthony S. Abbate                          Anthony Labozzetta
   President and Chief Executive Officer      Executive Vice President and Chief
                                              Financial Officer
   (principal executive officer)              (principal financial and
                                              accounting officer)


March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/Anthony S. Abbate                        /s/James E. Healey
----------------------------------------    ------------------------------------
Anthony S. Abbate   March 23, 2000          James E. Healey       March 23, 2000
   Director                                    Director
   President and Chief Executive Officer

/s/Anthony D. Andora                        /s/Anthony Labozzetta
----------------------------------------    ------------------------------------
Anthony D. Andora   March 23, 2000          Anthony Labozzetta    March 23, 2000
   Director                                    Executive Vice President and
   Chairman of the Board                       Chief Financial Officer

/s/Donald L. Correll                        /s/Nicholas R. Marcalus
----------------------------------------    ------------------------------------
Donald L. Correll   March 23, 2000          Nicholas R. Marcalus  March 23, 2000
   Director                                    Director

/s/Anthony R. Coscia                        /s/Eleanore S. Nissley
----------------------------------------    ------------------------------------
Anthony R. Coscia   March 23, 2000          Eleanore S. Nissley   March 23, 2000
   Director                                    Director

/s/John J. Eccleston                        /s/Jeremiah F. O'Connor
----------------------------------------    ------------------------------------
John J. Eccleston   March 23, 2000          Jeremiah F. O'Connor  March 23, 2000
   Director                                    Director

/s/David R. Ficca                           /s/Robert P. Rittereiser
----------------------------------------    ------------------------------------
David R. Ficca      March 23, 2000          Robert P. Rittereiser March 23, 2000
   Director                                    Director

/s/Richard A. Gilsenan                      /s/Benjamin Rosenzweig
----------------------------------------    ------------------------------------
Richard A. Gilsenan March 23, 2000          Benjamin Rosenzweig   March 23, 2000
   Director                                    Director