Form 10-Q
period 2000-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2000-05-12
CIK 755933

Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                           March 31,   December 31,
                                                                             2000          1999
                                                                          ------------ --------------
                                                                          (unaudited)

Assets
Cash and due from banks                                                      $ 19,184       $ 17,669
Federal funds sold                                                             11,400              -
                                                                          ------------ --------------
Total cash and cash equivalents                                                30,584         17,669
                                                                          ------------ --------------

Securities held to maturity at amortized cost (estimated market value of $50,526 and $53,784 for March 31, 2000 and December 31, 1999,
      respectively)                                                            51,318         54,540
                                                                          ------------ --------------
Securities available for sale at estimated market value (amortized cost of $110,078 and $108,399 for March 31, 2000 and December 31, 1999,
      respectively)                                                           108,503        107,349
                                                                          ------------ --------------

Loans                                                                         516,876        511,976
Less:  Allowance for loan losses                                                5,766          5,476
                                                                          ------------ --------------
Net loans                                                                     511,110        506,500
                                                                          ------------ --------------

Premises and equipment, net                                                    10,577         10,289
Foreclosed real estate                                                            250            250
Accrued interest receivable and other assets                                    9,754          9,528
                                                                          ------------ --------------
Total assets                                                                 $722,096       $706,125
                                                                          ============ ==============


Liabilities
Deposits
    Non-interest bearing                                                     $107,295       $102,392
    Interest bearing                                                          523,795        496,600
                                                                          ------------ --------------
Total deposits                                                               $631,090       $598,992
                                                                          ------------ --------------

Securities sold under agreements to repurchase                                 16,481         16,431
Short-term borrowings                                                               -         13,975
Long-term borrowings                                                           13,000         13,000
Accrued interest payable and other liabilities                                  6,069          5,451
                                                                          ------------ --------------
Total liabilities                                                            $666,640       $647,849
                                                                          ------------ --------------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 15,000,000 shares authorized;
    6,513,864 and 6,728,098 shares issued and outstanding at
    March 31, 2000 and December 31, 1999, respectively                          5,397          5,397
Capital surplus                                                                21,201         21,244
Retained earnings                                                              42,816         41,741
Accumulated other comprehensive (loss)                                           (993)          (675)
                                                                          ------------ --------------
                                                                               68,421         67,707
Less:  Treasury stock                                                          12,965          9,431
                                                                          ------------ --------------
Total stockholders' equity                                                     55,456         58,276
                                                                          ------------ --------------
Total liabilities and stockholders' equity                                   $722,096       $706,125
                                                                          ============ ==============

-----------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


Interchange Financial Services Corporation
----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands except per share data)
(unaudited)

                                                                                          2000               1999
                                                                                      -------------      -------------
Interest income
Interest and fees on loans                                                                $ 10,384            $ 9,507
Interest on federal funds sold                                                                 100                219
Interest and dividends on securities
    Taxable interest income                                                                  2,222              1,944
    Interest income exempt from federal income taxes                                           159                109
    Dividends                                                                                   61                 71
                                                                                      -------------      -------------
Total interest income                                                                       12,926             11,850
                                                                                      -------------      -------------

Interest expense
Interest on deposits                                                                         4,822              4,275
Interest on securities sold under agreements to repurchase                                     221                 92
Interest on short-term borrowings                                                               76                145
Interest on long-term borrowings                                                               207                  -
                                                                                      -------------      -------------
Total interest expense                                                                       5,326              4,512
                                                                                      -------------      -------------

Net interest income                                                                          7,600              7,338
Provision for loan losses                                                                      300                300
                                                                                      -------------      -------------
Net interest income after provision for loan losses                                          7,300              7,038
                                                                                      -------------      -------------

Non-interest income
Service fees on deposit accounts                                                               547                569
Net gain on sale of securities                                                                  97                527
Other                                                                                          303                251
                                                                                      -------------      -------------
Total non-interest income                                                                      947              1,347
                                                                                      -------------      -------------

Non-interest expenses
Salaries and benefits                                                                        2,759              2,540
Occupancy                                                                                      740                659
Furniture and equipment                                                                        282                250
Advertising and promotion                                                                      295                246
Federal Deposit Insurance Corporation assessment                                                32                 20
Foreclosed real estate                                                                           6                  1
Other                                                                                        1,300              1,209
                                                                                      -------------      -------------
Total non-interest expenses                                                                  5,414              4,925
                                                                                      -------------      -------------

Income before income taxes                                                                   2,833              3,460
Income taxes                                                                                   943              1,174
                                                                                      -------------      -------------
Net income                                                                                 $ 1,890            $ 2,286
                                                                                      =============      =============

Basic earnings per common share                                                             $0.29              $0.32

Diluted earnings per common share                                                           $0.29              $0.32

----------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                       2

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

                                                                                   Accumulated
                                                                                     Other
                                                          Comprehensive Retained  Comprehensive Common   Capital  Treasury
                                                             Income      Earnings    Income      Stock   Surplus    Stock    Total
                                                          ------------- --------- ------------ --------- -------- --------- -------

Balance at January 1, 1999                                                $35,482     $1,192    $5,397   $21,256   $ (955)  $62,372
Comprehensive income
  Net Income                                                    $2,286      2,286                                             2,286
   Other comprehensive income, net of taxes
      Unrealized losses on AFS debt securities                     (97)
      Unrealized gains securities transferred from held to
        maturity to available to sale - Acquisition                 32
      Unrealized loss on equity securities                         (29)
      Less: gains on disposition of equity securities             (316)
                                                            -----------
   Other comprehensive loss                                       (410)                 (410)                                  (410)
                                                            -----------
Comprehensive income                                            $1,876
                                                            ===========

Dividends on common stock                                                    (866)                                             (866)
Issued 14,489 shares of common stock in connection
  with Executive Compensation Plan                                                                            60      176       236

                                                                        --------- ------------ --------- -------- --------- -------
 Balance at March 31, 1999                                                 36,902        782     5,397    21,316     (779)   63,618


  Net Income                                                    $7,349      7,349                                             7,349
  Other comprehensive income, net of taxes
      Unrealized losses on AFS debt securities                  (1,257)
      Less:  gains on disposition of securities (excludes equities)(90)
      Unrealized gains securities transferred from held to
        maturity to available to sale - Acquisition                 (9)
      Unrealized loss on equity securities                          11
      Less:  gains on disposition of equity securities            (112)
                                                            -----------
  Other comprehensive loss                                      (1,457)               (1,457)                                (1,457)
                                                            -----------
Comprehensive income                                            $5,892
                                                            ===========

Dividends on common stock                                                  (2,510)                                           (2,510)
Issued 620 shares of common stock in connection
  with Executive Compensation Plan                                                                             2        8        10
Exercised 7,836 option shares                                                                                (74)     121        47
Purchased 494,360 shares of common stock                                                                           (8,781)   (8,781)
                                                                        --------- ------------ --------- -------- --------- -------
Balance at December 31, 1999                                               41,741       (675)    5,397    21,244   (9,431)   58,276


  Net Income                                                    $1,890      1,890                                             1,890
   Other comprehensive income, net of taxes
      Unrealized losses on AFS debt securities                    (257)
      Less:  gains on disposition of securities                    (61)

                                                            -----------
  Other comprehensive loss                                        (318)                 (318)                                  (318)
                                                            -----------
Comprehensive income                                            $1,572
                                                            ===========

Dividends on common stock                                                    (815)                                             (815)
Issued 11,406 shares of common stock in connection
     with Executive Compensation Plan                                                                         (6)     196       190
Exercised 4,134 option shares                                                                                (37)      67        30
Purchased 225,640 shares of common stock                                                                           (3,797)   (3,797)
                                                                         -------- ------------ --------- -------- --------- -------
Balance at March 31, 2000                                                 $42,816     $ (993)   $5,397   $21,201 $(12,965)  $55,456
                                                                         ======== ============ ========= ======== ========= =======





Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
(unaudited)
                                                                                               2000           1999
                                                                                           -------------   ------------

Cash flows from operating activities
Net income                                                                                      $ 1,890        $ 2,286
Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                                   349            366
    Amortization of securities premiums                                                              91            244
    Accretion of securities discounts                                                               (54)           (40)
    Amortization of premiums in connection with acquisition                                          78             78
    Provision for loan losses                                                                       300            300
    Net gain on sale of securities                                                                  (97)          (527)
    Net loss on disposal of fixed assets                                                              -              2
Decrease (increase) in operating assets
    Accrued interest receivable                                                                     140            151
    Other                                                                                          (357)           624
(Decrease) increase in operating liabilities
    Accrued interest payable                                                                        298            (45)
    Other                                                                                           320            112
                                                                                           -------------   ------------
Cash provided by operating activities                                                             2,958          3,551
                                                                                           -------------   ------------

Cash flows from investing activities
(Payments for) proceeds from
    Net originations of loans                                                                    (4,910)        (5,856)
    Repayment of term federal funds                                                                   -          5,000
    Purchase of securities available for sale                                                   (21,325)       (13,812)
    Maturities of securities available for sale                                                   2,020          5,331
    Sale of securities available for sale                                                        17,696            955
    Purchase of securities held to maturity                                                        (523)          (622)
    Maturities of securities held to maturity                                                     1,733          5,816
    Sale of securities held to maturity                                                           2,002              -
    Purchase of fixed assets                                                                       (517)          (217)
    Sale of fixed assets                                                                              -              2
                                                                                           -------------   ------------
Cash used in investing activities                                                                (3,824)        (3,403)
                                                                                           -------------   ------------

Cash flows from financing activities
Proceeds from (payments for)
    Deposits less than/in excess of withdrawals                                                  32,098         (9,332)
    Securities sold under agreements to repurchase and other borrowings                              50          6,250
    Retirement of securities sold under agreement to repurchase and
       other borrowings                                                                         (13,975)        (7,809)
    Dividends                                                                                      (815)          (866)
    Treasury stock                                                                               (3,797)             -
    Common stock issued from treasury                                                               190            236
    Exercise of option shares                                                                        30              -
                                                                                           -------------   ------------
Cash provided by (used in) financing activities                                                  13,781        (11,521)
                                                                                           -------------   ------------

Increase (Decrease) in cash and cash equivalents                                                 12,915        (11,373)
Cash and cash equivalents, beginning of year                                                     17,669         43,284
                                                                                           -------------   ------------
Cash and cash equivalents, end of period                                                        $30,584        $31,911
                                                                                           =============   ============

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                                                     $5,028         $4,557
    Income taxes                                                                                      3          1,335

Supplemental disclosure of non-cash investing activities:
    Decrease - market valuation of securities available for sale                                    318            675

-----------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Interchange Financial Services Corporation and its wholly owned subsidiaries (the "Company") including its principal operating subsidiary, Interchange Bank (the "Bank") and have been prepared in conformity with generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 1999.


     The consolidated financial data for the three months ended March 31, 2000 and 1999, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2000 and 1999, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

Forward Looking Information

     In addition to discussing historical information, certain matters included in or incorporated into this report relate to the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and similar expressions are generally intended to identify forward looking statements. These forward looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for future losses associated with the loan portfolio. The forward looking statements in this report involve known and unknown risks and uncertainties and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment;
(iii) general economic conditions, internationally, nationally, or in the State of New Jersey; and (iv) legislation or regulatory requirements or changes adversely affecting the business of the Company. Readers should not place undue expectations on any "forward looking statements." We are not promising to make any public announcement when we consider "forward looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Earnings Summary

     For the first quarter of 2000, the Company reported net income of $1.9 million or $0.29 diluted earnings per common share, as compared with $2.3 million or $0.32 diluted earnings per common share for the same period in 1999, a decrease of $396 thousand or 17.3%. The decrease was due largely to a decline of $400 thousand or 29.7% in non-interest income, which was precipitated by a $430 thousand decrease in net gain on sale of securities. In addition, net income was affected by an increase of $489 thousand or 9.9% in non-interest expenses of which $329 thousand can be attributed to expansionary growth (new lease financing subsidiary and call center - see Non-interest Expenses) and a legal settlement relating to the interpretation of past rental adjustments on a branch office. Net interest income, which grew $283 thousand, on a tax equivalent basis, helped offset the effects of the decline in non-interest income and the increase in non-interest expenses.

     Adjusting for the net change in gain on sale of securities, the expansionary growth and the legal settlement, net income for the first quarter of 2000 increased $82 thousand or 4.2% and diluted earnings per common share increased $.04 per share or 14.3% as compared to the same period in 1999.

                              RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax equivalent basis increased $283 thousand to $7.7 million for the quarter ended March 31, 2000 as compared to the same quarter of 1999. The increase in net interest income is due to higher levels of interest earning assets, particularly loans. The earnings benefit associated with the growth in loans was offset in part by a decline in the net interest margin ("margin").

     For the quarter ended March 31, 2000, average loans increased $40.3 million or 8.5% over the same period in 1999, which facilitated a growth in average earning assets of $40.5 million or 6.3%. The loan growth was funded largely by a $29.9 million or 5.1% growth in average deposits for the first quarter 2000 as compared to the same period in 1999. Furthermore, a portion of the growth in earning assets was funded by borrowings, which increased $18.6 million or 107.5% for the first quarter 2000 as compared to the same period in 1999. Higher market interest rates and a growth in borrowings resulted in a 28 basis points increase in the Company's cost of funds to 3.27% for the first quarter of 2000 as compared to the same period in 1999 and was principally responsible for the decline in the margin. The margin was 4.49% for the first quarter of 2000 as compared to 4.59% for the same quarter in 1999.

Non-interest Income

     For the quarter ended March 31, 2000, non-interest income amounted to $947 thousand, a decrease of $400 thousand or 29.7% as compared to the same period in 1999. The decline was largely due to a $430 thousand decrease in net gain on the sale of securities. In addition, service fees on deposits for the first quarter of 2000 decreased $22 thousand or 3.9% as compared to the same period in 1999. The decrease in service fees on deposits was more than offset by a growth of $65 thousand in fee income from the sale of mutual funds and annuities.

Non-interest Expenses


     For the quarter ended March 31, 2000, non-interest expenses amounted to $5.4 million, an increase of $489 thousand or 9.9% as compared to the same period in 1999 due largely to expansionary growth. Interchange Capital Company, LLC ("ICC"), a wholly owned equipment lease financing subsidiary of the Company and the Company's new Bank-line Center, a fully staffed in-bound and out-bound call center, began operations in the fourth quarter of 1999. Expenses necessary to start and operate ICC and the Bank-line Center during the first quarter of 2000 amounted to approximately $166 thousand and $45 thousand, respectively. In addition, in the first quarter of 2000, the Company paid $118 thousand for a legal settlement relating to the interpretation of past rental adjustments on a branch office. Excluding the start-up costs and operating expenses associated with ICC and the Bank-line Center and the legal settlement, non-interest expenses increased $160 thousand or 3.2% as compared to the same period in 1999, which can be attributed to normal corporate growth.

Income Taxes


     Income tax expense as a percentage of pre-tax income was 33.3% for the three months ended March 31, 2000 as compared to 33.9% for the first quarter of 1999.

                               FINANCIAL CONDITION

     At March 31, 2000, the Company's total assets were $722.1 million, an increase of $16.0 million or 2.3% from $706.1 million at December 31, 1999. At March 31, 2000, cash and cash equivalents increased $12.9 million as compared to December 31, 1999. This is principally the result of financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) generating cash more rapidly than the investing activities (funding loans and investment growth) can utilize it. This can be seen more completely on the accompanying unaudited Statements of Cash Flows.


     At March  31,  2000,  the  contractual  maturities  of  securities  held to maturity  and  securities  available  for  sale are  as  follows:  (dollars  in thousands)

Securities

    Securities held to maturity and securities available for sale consist of the following: (dollars in thousands)

                                                                  ----------------------------------------------------------
                                                                                       March 31, 2000
                                                                  ----------------------------------------------------------
                                                                                     Gross         Gross        Estimated
                                                                    Amortized      Unrealized   Unrealized       Market
                                                                      Cost           Gains        Losses          Value
                                                                  --------------   -----------  ------------  --------------
Securities held to maturity
    Obligations of U.S. Treasury                                         $7,998             -            $8         $ 7,990
    Mortgage-backed securities                                           13,189           $41           265          12,965
    Obligations of U.S. agencies                                         12,983             -           165          12,818
    Obligations of states & political subdivisions                       16,583             9           412          16,180
    Other debt securities                                                   565             8             -             573
                                                                  --------------   -----------  ------------  --------------
                                                                         51,318            58           850          50,526
                                                                  --------------   -----------  ------------  --------------

Securities available for sale
    Obligations of U.S. Treasury                                          1,994             -             2           1,992
    Mortgage-backed securities                                           65,674            43         1,250          64,467
    Obligations of U.S. agencies                                         29,921             5           144          29,782
    Obligations of states & political subdivisions                        7,799             -           238           7,561
    Other debt securities                                                   735            11             -             746
    Equity securities                                                     3,955             -             -           3,955
                                                                  --------------   -----------  ------------  --------------
                                                                        110,078            59         1,634         108,503
                                                                  --------------   -----------  ------------  --------------

      Total securities                                                 $161,396          $117        $2,484        $159,029
                                                                  ==============   ===========  ============  ==============


                                                                  ----------------------------------------------------------
                                                                                      December 31, 1999
                                                                  ----------------------------------------------------------
                                                                                     Gross         Gross        Estimated
                                                                    Amortized      Unrealized   Unrealized       Market
                                                                      Cost           Gains        Losses          Value
                                                                  --------------   -----------  ------------  --------------
Securities held to maturity
    Obligations of U.S. Treasury                                        $ 9,997           $ 5           $ 8         $ 9,994
    Mortgage-backed securities                                           20,232            60           289          20,003
    Obligations of U.S. agencies                                          7,992             8            51           7,949
    Obligations of states & political subdivisions                       16,195             -           481          15,714
    Other debt securities                                                   124             -             -             124
                                                                  --------------   -----------  ------------  --------------
                                                                         54,540            73           829          53,784
                                                                  --------------   -----------  ------------  --------------

Securities available for sale
    Obligations of U.S. Treasury                                          6,016            87             -           6,103
    Mortgage-backed securities                                           68,331           104           982          67,453
    Obligations of U.S. agencies                                         27,141            51           112          27,080
    Obligations of states & political subdivisions                        3,139             -           198           2,941
    Equity securities                                                     3,772             -             -           3,772
                                                                  --------------   -----------  ------------  --------------
                                                                        108,399           242         1,292         107,349
                                                                  --------------   -----------  ------------  --------------

      Total securities                                                 $162,939          $315        $2,121        $161,133
                                                                  ==============   ===========  ============  ==============




     At March 31, 2000, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands)

                                    Securities              Securities
                                 Held to Maturity      Available for Sale
                              --------------------   -------------------------
                              Amortized    Market      Amortized      Market
                                 Cost      Value         Cost         Value
                              --------------------   -------------------------
Within 1 year                 $ 19,108    $ 19,087            -             -
After 1 but within 5 years      10,065       9,887     $ 38,195      $ 38,020
After 5 but within 10 years      9,523       9,382       26,303        25,517
After 10 years                  12,622      12,170       41,625        41,011
Equity securities                    -           -        3,955         3,955
                              --------------------   -------------------------
                    Total     $ 51,318    $ 50,526     $110,078      $108,503
                              ====================   =========================


     During the first quarter of 2000, the Company sold certain securities in an effort to improve the risk/reward characteristics of the securities portfolio. Available-for-sale ("AFS") securities with a book value of $17.6 million were sold. Gains of $126 thousand and losses of $31 thousand were recognized from the sale. One held-to-maturity ("HTM") security with a book value of $2.0 million was sold. A gain of $2 thousand was recognized from the sale. The HTM security had a remaining maturity of less than two months, therefore, it is considered as a "maturity" for purposes of classification of securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Loans

     Total loans amounted to $516.9 million and $512.0 million at March 31, 2000 and December 31, 1999, respectively. Total loans at March 31, 2000 increased $4.9 million or 1.0% as compared to December 31, 1999. The growth was predominately in commercial and financial loans, which increased $3.8 million.


The following table reflects the composition of the loan portfolio:



                                              --------------------    ------------------
                                                   March 31,            December 31,
                                                     2000                    1999
                                              --------------------    ------------------
Amount of loans by type (dollars in thousands)
     Real estate-mortgage
         Commercial                                      $166,613              $166,354
         1-4 family residential
               First liens                                110,712               110,269
               Junior liens                                 9,100                 9,829
               Home equity                                144,016               144,747
     Commercial and financial                              67,448                63,684
     Real estate-construction                               4,436                 4,008
     Installment
         Credit cards and related plans                       860                   947
         Other                                              2,763                 2,756
     Lease financing                                       10,928                 9,382
                                              --------------------    ------------------
               Total                                     $516,876              $511,976
                                              ====================    ==================

Deposits

     At March 31, 2000, total deposits increased $32.1 million or 5.4% to $631.1 million from $599.0 million at December 31, 1999. The growth was principally in time deposits, which grew $13.6 million or 8.4% as a result of promotional campaigns. Money market savings accounts and interest-bearing demand deposits grew $13.6 million or 5.2%. Non-interest bearing deposits increased $4.9 million or 4.8%. At March 31, 2000, time deposits represent 27.9% of all deposits, as compared to 27.1% at December 31, 1999.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At March 31, 2000, nonperforming assets amounted to $1.4 million, a decrease of $149 thousand or 9.4% from $1.6 million at December 31, 1999. Nonperforming assets decreased by $1.5 million or 50.3% from $2.9 million at March 31, 1999. The ratio of nonperforming assets to total loans and foreclosed real estate decreased to 0.28% at March 31, 2000 from 0.31% and 0.60% at December 31, 1999 and March 31, 1999, respectively.

The decrease in nonperforming assets is comprised almost entirely of a commercial loan of which $1.1 million was charged-off during the second and third quarters of 1999.

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

     The allowance for loan losses was $5.8 million at March 31, 2000, and $5.5 million at December 31, 1999, representing 485.4% and 409.6% of nonperforming loans at those dates, respectively. In the first quarter of 2000 and 1999, the Company's provision for loan losses was $300 thousand.

Market Risk

     The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk"). The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and market value and adjust the balance sheet (if necessary) to minimize the inherent risk and maximize income. The Company's exposure to market risk and interest rate risk is reviewed on a regular basis by the Asset/Liability Committee of the Board of Directors. Tools used by management to evaluate risk include an asset/liability simulation model. At March 31, 2000, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. Based on the simulation, the results did not materially change from December 31, 1999. At March 31, 2000, the Company was within policy limits established by the Board of Directors for changes in net interest income and future economic value.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the first quarter of 2000.

     The Company is, however, a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised.


Capital Adequacy

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)
                                                                                                                     To Be Well
                                                                                                                 Capitalized Under
                                                                                       For Capital               Prompt Corrective
                                                            Actual                  Adequacy Purposes            Action Provisions
                                                  --------------------------    -------------------------    -----------------------
                                                     Amount        Ratio           Amount        Ratio          Amount       Ratio
                                                  ------------- ------------    ------------- -----------    ----------- -----------


As of March 31, 2000:
     Total Capital (to Risk Weighted Assets):
       The Company                                   $62,058        12.57 %        $39,500        8.00 %           N/A         N/A
       The Bank                                       61,095        12.66           38,592        8.00         $48,241      10.00%
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                    56,292        11.40           19,750        4.00             N/A         N/A
       The Bank                                       55,329        11.47           19,296        4.00          28,944        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                    56,292         7.87           21,463        3.00             N/A         N/A
       The Bank                                       55,329         7.72           21,499        3.00          35,831        5.00

As of December 31, 1999:
     Total Capital (to Risk Weighted Assets):
       The Company                                   $64,209        13.91 %        $36,925        8.00 %           N/A         N/A
       The Bank                                       64,877        14.01           37,054        8.00         $46,318      10.00%
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                    58,733        12.72           18,463        4.00             N/A         N/A
       The Bank                                       59,401        12.82           18,527        4.00          27,791        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                    58,733         8.32           21,167        3.00             N/A         N/A
       The Bank                                       59,401         8.45           21,080        3.00          35,133        5.00


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

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 2000, total deposits amounted to $631.1 million, an increase of $32.1 million or 5.4% from December 31, 1999. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At March 31, 2000, advances from the FHLB and REPOS amounted to $13.0 million and $16.5 million, respectively, as compared to $27.0 million and $16.4 million, respectively, at December 31, 1999. The decrease in advances from the FHLB was due to the repayment of overnight borrowings resulting from the growth in deposit liabilities.

     In 2000, despite heightened competition for loans, loan production continued to be the Company's principal investing activity. Net loans at March 31, 2000 amounted to $511.1 million, an increase of $4.6 million or 0.9% from $506.5 million at December 31, 1999.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At March 31, 2000, the total of such assets amounted to $30.6 million or 4.2% of total assets, compared to $17.7 million or 2.5% of total assets at year-end 1999. The increase in cash and cash equivalents was due largely to the deposit growth. This cash was temporarily in Federal Funds, awaiting investment in loans and securities.

     Another significant liquidity source is the Company's AFS securities. At March 31, 2000, AFS securities amounted to $108.5 million or 67.9% of total securities, compared to $107.3 million or 66.3% of total securities at year-end 1999.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $67.5 million line of credit available through its membership in the FHLB.

     Management believes that the Company's sources of funds are sufficient to meet its funding requirements.

Year 2000

     The Company has successfully implemented all phases of its Year 2000 Compliance Plan as scheduled. There were no known adverse effects from Year 2000 related issues on the Company, including its systems and operations, nor does management expect any adverse effects in the future. However, management has decided to maintain a Year 2000 specific contingency in an effort to mitigate the adverse effects of any unforeseen risks.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Reference is made to Note 3 of the Company's Consolidated Financial Statements of this Form 10-Q.

Item 5. Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a) The following exhibits are furnished herewith:
             Exhibit No.

             11  Statement re computation of per share earnings
             27  Financial Data Schedule

         (b) Reports on Form 8-K
             None filed for the quarter ended March 31, 2000

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

Dated: May 12, 2000