Form 10-Q
period 2000-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2000-08-11
CIK 755933

Interchange Financial Services Corporation
--------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------
(dollars in thousands)

                                                                     June 30,    December 31,
                                                                       2000         1999
                                                                    ------------ -----------
                                                                    (unaudited)

Assets
Cash and due from banks                                                $ 23,005    $ 17,669
Federal funds sold                                                       12,350           -
                                                                    ------------ -----------
Total cash and cash equivalents                                          35,355      17,669
                                                                    ------------ -----------

Securities held to maturity at amortized cost (estimated market value of $47,273 and $53,784 at June 30, 2000 and December 31, 1999,
      respectively)                                                      48,031      54,540
                                                                    ------------ -----------
Securities available for sale at estimated market value (amortized cost of $119,719 and $108,399 at June 30, 2000 and December 31, 1999,
      respectively)                                                     118,222     107,349
                                                                    ------------ -----------

Loans                                                                   548,242     511,976
Less:  Allowance for loan losses                                          6,030       5,476
                                                                    ------------ -----------
Net loans                                                               542,212     506,500
                                                                    ------------ -----------

Premises and equipment, net                                              10,702      10,289
Foreclosed real estate                                                      250         250
Accrued interest receivable and other assets                             13,019       9,528
                                                                    ------------ -----------
Total assets                                                           $767,791    $706,125
                                                                    ============ ===========


Liabilities
Deposits
    Non-interest bearing                                               $110,777    $102,392
    Interest bearing                                                    556,576     496,600
                                                                    ------------ -----------
Total deposits                                                          667,353     598,992
                                                                    ------------ -----------

Securities sold under agreements to repurchase                           24,007      16,431
Short-term borrowings                                                         -      13,975
Long-term borrowings                                                     13,000      13,000
Accrued interest payable and other liabilities                            6,455       5,451
                                                                    ------------ -----------
Total liabilities                                                       710,815     647,849
                                                                    ------------ -----------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 15,000,000 shares authorized;
    6,517,998 and 6,728,098 shares issued and outstanding at
    June 30, 2000 and December 31, 1999, respectively                     5,397       5,397
Capital surplus                                                          21,201      21,244
Retained earnings                                                        44,294      41,741
Accumulated other comprehensive loss                                       (951)       (675)
                                                                    ------------ -----------
                                                                         69,941      67,707
Less:  Treasury stock                                                    12,965       9,431
                                                                    ------------ -----------
Total stockholders' equity                                               56,976      58,276
                                                                    ------------ -----------
Total liabilities and stockholders' equity                             $767,791    $706,125
                                                                    ============ ===========

--------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data) (unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                              June 30,                           June 30,
                                                                      --------------------------       ----------------------------
                                                                         2000           1999               2000           1999
                                                                      ------------   -----------       -------------  -------------

Interest income
Interest and fees on loans                                                $10,861        $9,851             $21,245        $19,358
Interest on federal funds sold                                                170           195                 270            414
Interest and dividends on securities
    Taxable interest income                                                 2,396         2,034               4,618          3,978
    Interest income exempt from federal income taxes                          165            88                 324            197
    Dividends                                                                  64            60                 125            131
                                                                      ------------   -----------       -------------  -------------
Total interest income                                                      13,656        12,228              26,582         24,078
                                                                      ------------   -----------       -------------  -------------

Interest expense
Interest on deposits                                                        5,206         4,351              10,028          8,626
Interest on short-term borrowings                                             360           229                 657            466
Interest on long-term borrowings                                              206             -                 413              -
                                                                      ------------   -----------       -------------  -------------
Total interest expense                                                      5,772         4,580              11,098          9,092
                                                                      ------------   -----------       -------------  -------------

Net interest income                                                         7,884         7,648              15,484         14,986
Provision for loan losses                                                     300           300                 600            600
                                                                      ------------   -----------       -------------  -------------
Net interest income after provision
 for loan losses                                                            7,584         7,348              14,884         14,386
                                                                      ------------   -----------       -------------  -------------

Noninterest income
Service fees on deposit accounts                                              601           571               1,148          1,141
Net gain on sale of securities                                                  -           329                  97            856
Other                                                                         338           621                 641            872
                                                                      ------------   -----------       -------------  -------------
Total noninterest income                                                      939         1,521               1,886          2,869
                                                                      ------------   -----------       -------------  -------------

Noninterest expenses
Salaries and benefits                                                       2,692         2,569               5,451          5,109
Net occupancy                                                                 716           671               1,456          1,330
Furniture and equipment                                                       266           256                 548            507
Advertising and promotion                                                     311           273                 606            519
Federal Deposit Insurance Corporation assessment                               32            20                  64             40
Other                                                                       1,101         1,319               2,407          2,529
                                                                      ------------   -----------       -------------  -------------
Total noninterest expenses                                                  5,118         5,108              10,532         10,034
                                                                      ------------   -----------       -------------  -------------

Income before  income taxes                                                 3,405         3,761               6,238          7,221

Income taxes                                                                1,113         1,283               2,056          2,457
                                                                      ------------   -----------       -------------  -------------
Net income                                                                $ 2,292       $ 2,478             $ 4,182        $ 4,764
                                                                      ============   ===========       =============  =============
Basic earnings per common share                                             $0.35         $0.34               $0.64          $0.66
                                                                      ============   ===========       =============  =============
Diluted earnings per common share                                           $0.35         $0.34               $0.64          $0.66
                                                                      ============   ===========       =============  =============

-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements



Interchange Financial Services Corporation
--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except share data) (unaudited)

                                                                                   Accumulated
                                                                                      Other
                                                            Comprehensive Retained Comprehensive Common   Capital  Treasury
                                                                Income    Earnings   Income      Stock    Surplus    Stock    Total
                                                            ------------- --------- ------------ ------- --------- --------- -------
Balance at January 1, 1999                                                $35,482      $1,192    $5,397   $21,256   $(955)  $62,372
Comprehensive income
   Net Income                                                  $4,764       4,764                                             4,764
   Other comprehensive income, net of taxes
    Unrealized losses on AFS debt securities                     (764)
    Less: gains on disposition of securities (excludes equities)  (90)
    Unrealized gains securities transferred from held to
      maturity to available to sale - Acquisition                  23
    Unrealized loss on equity securities                          (18)
    Less: gains on disposition of equity securities              (428)
                                                            -------------
   Other comprehensive loss                                    (1,277)                 (1,277)                               (1,277)
                                                            -------------
Comprehensive income                                           $3,487
                                                            =============

Dividends on common stock                                                  (1,730)                                           (1,730)
Issued 14,489 shares of common stock in connection
   with Executive Compensation Plan                                                                            62      184      246
Exercised 2,954 option shares                                                                                 (14)      37       23
Purchased 38,500 shares of common stock                                                                               (642)    (642)
                                                                          --------- ------------ ------- --------- --------- -------
Balance at June 30, 1999                                                   38,516          (85)    5,397   21,304   (1,376)  63,756


   Net Income                                                  $4,871       4,871                                             4,871
   Other comprehensive income, net of taxes
    Unrealized losses on AFS debt securities                     (590)
                                                           -------------
   Other comprehensive loss                                      (590)                   (590)                                 (590)
                                                           -------------
Comprehensive income                                           $4,281
                                                           =============

Dividends on common stock                                                  (1,646)                                           (1,646)
Issued 620 shares of common stock in connection
   with Executive Compensation Plan                                                                             -        -        -
Exercised 7,836 option shares                                                                                 (60)      84       24
Purchased 455,860 shares of common stock                                                                            (8,139)  (8,139)
                                                                          --------- ------------ ------- --------- --------- -------
Balance at December 31, 1999                                               41,741        (675)     5,397   21,244   (9,431)  58,276


   Net Income                                                  $4,182       4,182                                             4,182
   Other comprehensive income, net of taxes
    Unrealized losses on AFS debt securities                     (215)
    Less:  gains on disposition of securities                     (61)
                                                           -------------
   Other comprehensive loss                                      (276)                   (276)                                 (276)
                                                           -------------
Comprehensive income                                           $3,906
                                                           =============

Dividends on common stock                                                  (1,629)                                           (1,629)
Issued 11,406 shares of common stock in connection
   with Executive Compensation Plan                                                                            (6)      196     190
Exercised 4,134 option shares                                                                                 (37)       67      30
Purchased 225,640 shares of common stock                                                                             (3,797) (3,797)
                                                                          --------- ------------ ------- --------- --------- -------
Balance at June 30, 2000                                                  $44,294      $ (951)    $5,397  $21,201  $(12,965)$56,976
                                                                          ========= ============ ======= ========= ========= =======

------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements


INTERCHANGE FINANCIAL SERVICES CORPORATION
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------
(dollars in thousands) (unaudited)

                                                                                       2000          1999
                                                                                    -----------   -----------
Cash flows from operating activities
Net income                                                                             $ 4,182       $ 4,764
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                                          677           775
    Amortization of securities premiums                                                    170           447
    Accretion of securities discounts                                                     (127)          (84)
    Amortization of premiums in connection with acquisition                                157           156
    Provision for loan losses                                                              600           600
    Net gain on sale of securities                                                         (97)         (856)
    Net gain on sale of foreclosed real estate                                               -           (36)
    Net loss on disposal of fixed assets                                                     -             2
Decrease (increase) in operating assets
    Accrued interest receivable                                                           (453)          260
    Other                                                                               (3,068)           11
(Decrease) increase in operating liabilities
    Accrued interest payable                                                               415           (81)
    Other                                                                                  589           662
                                                                                    -----------   -----------
Cash provided by operating activities                                                    3,045         6,620
                                                                                    -----------   -----------

Cash flows from investing activities
(Payments for) proceeds from
    Net originations of loans                                                          (27,707)      (15,459)
    Purchase of loans                                                                   (9,961)      (13,522)
    Sale of loans                                                                        1,356             -
    Repayment of term federal funds                                                          -         5,000
    Purchase of securities available for sale                                          (32,262)      (47,530)
    Maturities of securities available for sale                                          3,311         7,116
    Sale of securities available for sale                                               17,696        25,590
    Sale of foreclosed real estate                                                           -           121
    Purchase of securities held to maturity                                             (7,333)       (6,226)
    Maturities of securities held to maturity                                           11,829        13,811
    Sale of securities held to maturity                                                  2,002         2,003
    Purchase of fixed assets                                                            (1,046)         (480)
    Sale of fixed assets                                                                     -             2
                                                                                    -----------   -----------
Cash used in investing activities                                                      (42,115)      (29,574)
                                                                                    -----------   -----------

Cash flows from financing activities
Proceeds from (payments for)
    Deposits in excess of withdrawals                                                   68,361         5,104
    Securities sold under agreements to repurchase and
       other borrowings                                                                  7,576         6,250
    Retirement of securities sold under agreement to
       repurchase and other borrowings                                                 (13,975)       (7,838)
    Dividends                                                                           (1,629)       (1,730)
    Common stock issued from treasury                                                      190           246
    Treasury stock acquired                                                             (3,797)         (642)
    Exercise of option shares                                                               30            23
                                                                                    -----------   -----------
Cash provided by financing activities                                                   56,756         1,413
                                                                                    -----------   -----------

(Decrease) increase in cash and cash equivalents                                        17,686       (21,541)
Cash and cash equivalents, beginning of period                                          17,669        43,284
                                                                                    -----------   -----------
Cash and cash equivalents, end of period                                               $35,355       $21,743
                                                                                    ===========   ===========

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                                           $10,683        $9,173
    Income taxes                                                                         2,275         1,663

Supplemental disclosure of non-cash investing activities:
    Decrease - market valuation of securities available for sale                           447         2,023

-------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000
                                   (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Interchange Financial Services Corporation and its wholly owned subsidiaries (the "Company") including its principal operating subsidiary, Interchange Bank (the "Bank"), and have been prepared in conformity with generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 1999.

     The consolidated financial data for the three and six month periods ended June 30, 2000 and 1999, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 2000 and 1999, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

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

               THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Earnings Summary

     For the second quarter of 2000, the Company reported net income of $2.3 million or $0.35 diluted earnings per common share, as compared with $2.5 million or $0.34 diluted earnings per common share for the same period in 1999. The earnings comparisons were impacted by two non-recurring items in the 1999 period: a gain from the sale of securities of $329 thousand and a $284 thousand gain from the early pay-off of a commercial loan purchased at a discount. Further, the 2000 quarterly earnings were impacted by costs associated with the Bank's expansion programs. These costs were related to the operation of the Bank's lease financing subsidiary, Interchange Capital Company, LLC ("ICC"), and its new call center, Interchange Bank-Line Center, an inbound calling facility that provides enhanced customer service via access to a single source for bank product and account information. The call center also functions as an outbound telemarketing resource, contacting prospects for new accounts in conjunction with product promotions.

                              RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax equivalent basis increased $240 thousand to $7.9 million for the quarter ended June 30, 2000 as compared to the same quarter of 1999. The increase in net interest income is due to higher levels of interest earning assets, particularly loans. The earnings benefit associated with the growth in loans was offset, in part, by a decline in the net interest margin ("margin").

     For the quarter ended June 30, 2000, average loans increased $39.4 million or 8.0% over the same period in 1999, which contributed to the growth in average earning assets of $51.8 million or 7.9%. The loan growth was funded largely by deposit liabilities, which grew $41.9 million or 7.0%, on average, for the second quarter 2000 as compared to the same period in 1999. Furthermore, a portion of the growth in earning assets was funded by borrowings, which increased, on average, $21.2 million or 124.6% for the second quarter 2000 as compared to the same period in 1999. Higher market interest rates and a growth in borrowings resulted in an increase of 42 basis points to the Company's cost of funds to 3.41% for the second quarter of 2000 as compared to the same period in 1999 and was principally responsible for the decline in the margin. The margin was 4.48% for the second quarter of 2000 as compared to 4.69% for the same quarter in 1999.

Non-interest Income

     For the quarter ended June 30, 2000, non-interest income amounted to $939 thousand, a decrease of $582 thousand or 38.3% as compared to the same period in 1999. The quarterly comparison was affected by two non-recurring items in the 1999 period: net gains on the sale of securities of $329 thousand and a $284 thousand gain arising from the early pay-off of a commercial loan purchased at a discount. Adjusting for the non-recurring items, non-interest income increased $31 thousand or 3.4%. The increase is attributable to lease syndication fees of $59 thousand and growth in fee income from the sale of mutual funds and annuities of $55 thousand. In addition, non-interest income was aided by a $30 thousand or 5.3% growth in service fees on deposit accounts. Non-interest income was adversely affected by a decline in income from foreclosed real estate of $38 thousand and a decrease in merchant fee income of $40 thousand. The merchant portfolio was sold in the third quarter of 1999 following a risk/reward evaluation, which determined that the risk associated with the portfolio exceeded the levels deemed desirable by the Company.

Non-interest Expenses

     For the quarter ended June 30, 2000, non-interest expenses amounted to $5.1 million, an increase of $10 thousand or 0.2% as compared to the same period in 1999. The comparison of non-interest expenses was impacted by operating costs associated with the bank's expansion programs, which consisted of ICC and Interchange Bank-Line Center; each of which began operations in the fourth quarter of 1999. Expenses necessary to operate ICC and the Bank-line Center during the second quarter of 2000 amounted to approximately $180 thousand and $45 thousand, respectively, which approximated the Company's projections. During the second quarter of 2000, other non-interest expenses benefited from a credit of $165 thousand arising from an adjustment to an actuarial assumption related to the outside directors retirement plan. Excluding the operating expenses associated with the bank's expansion programs and the adjustment to the outside directors retirement plan, non-interest expenses decreased $50 thousand or 1.0% as compared to the same period in 1999.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 32.7% for the three months ended June 30, 2000 as compared to 34.1% for the same period in 1999. The improvement was largely due to increased investment in tax exempt municipal securities and loans.

                SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Earnings Summary

     For the first six months of 2000, the Company reported net income of $4.2 million or $0.64 diluted earnings per common share, as compared with $4.8 million or $0.66 diluted earnings per common share for the same period in 1999. The earnings comparisons were mainly impacted by two non-recurring items in the 1999 period; net gains from the sale of securities of $856 thousand and a $284 thousand gain from the early pay-off of a commercial loan purchased at a discount. Further, the 2000 quarterly earnings were impacted by costs associated with the Bank's expansion programs, which consisted of costs related to the operation of ICC and Interchange Bank-Line Center.

                              RESULTS OF OPERATIONS

Net Interest Income

     Net interest income on a tax equivalent basis increased $523 thousand to $15.6 million for the six months ended June 30, 2000 as compared to the same period in 1999. The increase in net interest income is due to higher levels of interest earning assets, particularly loans. The earnings benefit associated with the growth in loans was offset, in part, by a decline in the net interest margin ("margin").

     For the six months ended June 30, 2000, average loans increased $39.8 million or 8.2% over the same period in 1999, which facilitated a growth in average earning assets of $46.1 million or 7.1%. The loan growth was funded largely by deposit liabilities, which grew $35.8 million or 6.0%, on average, for the first six months of 2000 as compared to the same period in 1999. Furthermore, a portion of the growth in earning assets was funded by borrowings, which increased, on average, $20.0 million or 116.0% for the first half of 2000 as compared to the same period in 1999. Higher market interest rates and a growth in borrowings resulted in a 34 basis points increase in the Company's cost of funds to 3.35% for the first half of 2000 as compared to the same period in 1999 and was principally responsible for the decline in the margin. The margin was 4.48% for the first six months of 2000 as compared to 4.64% for the same period in 1999.

Non-interest Income

     For the six months ended June 30, 2000, non-interest income amounted to $1.9 million, a decrease of $983 thousand or 34.3% as compared to the same period in 1999. The earnings comparison was affected by two non-recurring items in the 1999 period: net gains on the sale of securities of $856 thousand and a $284 thousand gain arising from the early pay-off of a commercial loan purchased at a discount. Net gains on the sale of securities amounted to $97 thousand for the six months ended June 30, 2000. Adjusting for the non-recurring items, non-interest income increased $60 thousand or 3.3%. The increase is attributable to lease syndication fees of $59 thousand and growth in fee income from the sale of mutual funds and annuities of $132 thousand. Non-interest income was adversely affected by a decrease in income from foreclosed real estate of $41 thousand and a decline in merchant fee income of $90 thousand.

Non-interest Expenses

     For the six months ended June 30, 2000, non-interest expenses amounted to $10.5 million, an increase of $498 thousand or 5.0% as compared to the same period in 1999 due largely to expansionary growth. Expenses necessary to start and operate ICC and the Interchange Bank-line Center during the first half of 2000 amounted to approximately $345 thousand and $90 thousand, respectively. Additionally, in the first quarter of 2000, the Company paid $118 thousand for a legal settlement relating to the interpretation of past rental adjustments on a branch office. Conversely, in the second quarter of 2000, non-interest expenses benefited from a credit of $165 thousand arising from an adjustment to an actuarial assumption related to the outside directors retirement plan. Excluding the costs and operating expenses associated with the Bank's expansion programs, the legal settlement and the adjustment to the outside directors retirement plan, non-interest expenses increased $110 thousand or 1.1% as compared to the same period in 1999.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 33.0% for the six months ended June 30, 2000 as compared to 34.0% for the same period in 1999. The improvement was largely due to increased investment in tax exempt municipal securities and loans.

                               FINANCIAL CONDITION

     At June 30, 2000, the Company's total assets were $767.8 million, an increase of $61.7 million or 8.7% from $706.1 million at December 31, 1999. At June 30, 2000, cash and cash equivalents increased $17.7 million as compared to December 31, 1999. This is principally the result of financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) generating cash more rapidly than the investing activities (funding loans and investment growth) can utilize it. This can be seen more completely on the accompanying unaudited Statements of Cash Flows.

Securities Portfolio

     Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), each security is classified as either trading, available for sale ("AFS"), or held to maturity ("HTM"). The Company has no securities held in a trading account. The securities available for sale are recorded at their fair value. The after-tax difference between amortized cost and fair value of AFS securities is recorded as "unrealized gain (loss) on securities" in the equity section of the balance sheet. The tax impact of such adjustment is recorded as an adjustment to the amount of the deferred tax liability.

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for pledging requirements and to manage asset quality diversification. At June 30, 2000, investment securities totaled $166.3 million and represented 21.7% of total assets, as compared to $161.9 million and 22.9%, respectively, at December 31, 1999.

The following table presents the amount of these securities and their approximate values as of June 30, 2000 and December 31, 1999:
(dollars in thousands)

                                                  ---------------------------------------------------
                                                                    June 30, 2000
                                                  ---------------------------------------------------
                                                                   Gross        Gross       Estimated
                                                      Amortized   Unrealized  Unrealized     Market
                                                        Cost       Gains       Losses        Value
                                                  --------------  --------  -----------  ------------
Securities held to maturity
   Obligations of U.S. Treasury                          $2,000         -           $1       $ 1,999
   Mortgage-backed securities                            17,763       $26          292        17,497
   Obligations of U.S. agencies                          11,929         -           82        11,847
   Obligations of states & political subdivisions        15,854        11          406        15,459
   Other debt securities                                    485         -           14           471
                                                  --------------  --------  -----------  ------------
                                                         48,031        37          795        47,273
                                                  --------------  --------  -----------  ------------

Securities available for sale
   Obligations of U.S. Treasury                           1,993         -            1         1,992
   Mortgage-backed securities                            69,845        56        1,168        68,733
   Obligations of U.S. agencies                          32,874         6          126        32,754
   Obligations of states & political subdivisions        10,370         -          274        10,096
   Other debt securities                                    682        10            -           692
   Equity securities                                      3,955         -            -         3,955
                                                  --------------  --------  -----------  ------------
                                                        119,719        72        1,569       118,222
                                                  --------------  --------  -----------  ------------
     Total securities                                  $167,750      $109       $2,364      $165,495
                                                  ==============  ========  ===========  ============


                                                  ---------------------------------------------------
                                                                  December 31, 1999
                                                  ---------------------------------------------------
                                                                   Gross        Gross       Estimated
                                                      Amortized   Unrealized  Unrealized     Market
                                                        Cost       Gains       Losses        Value
                                                  --------------  --------  -----------  ------------
Securities held to maturity
   Obligations of U.S. Treasury                         $ 9,997       $ 5          $ 8       $ 9,994
   Mortgage-backed securities                            20,232        60          289        20,003
   Obligations of U.S. agencies                           7,992         8           51         7,949
   Obligations of states & political subdivisions        16,195         -          481        15,714
   Other debt securities                                    124         -            -           124
                                                  --------------  --------  -----------  ------------
                                                         54,540        73          829        53,784
                                                  --------------  --------  -----------  ------------

Securities available for sale
   Obligations of U.S. Treasury                           6,016        87            -         6,103
   Mortgage-backed securities                            68,331       104          982        67,453
   Obligations of U.S. agencies                          27,141        51          112        27,080
   Obligations of states & political subdivisions         3,139         -          198         2,941
   Equity securities                                      3,772         -            -         3,772
                                                  --------------  --------  -----------  ------------
                                                        108,399       242        1,292       107,349
                                                  --------------  --------  -----------  ------------
     Total securities                                  $162,939      $315       $2,121      $161,133
                                                  ==============  ========  ===========  ============



         At June 30, 2000, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands)


                                    Securities                   Securities
                                 Held to Maturity            Available for Sale
                             ----------------------------------------------------------
                                Amortized     Market           Amortized      Market
                                  Cost        Value             Cost          Value
                             ----------------------------------------------------------

Within 1 year                     $15,252     $15,239           $  7,978      $  7,918
After 1 but within 5 years         16,132      15,935             73,772        73,248
After 5 but within 10 years         4,329       4,251             15,264        14,557
After 10 years                     12,318      11,848             18,750        18,544
Equity securities                       -           -              3,955         3,955
                              -------------------------     ---------------------------
                   Total          $48,031     $47,273           $119,719      $118,222
                              =========================     ===========================


     During the first quarter of 2000, the Company sold certain securities in an effort to improve the risk/reward characteristics of the securities portfolio. AFS securities with a book value of $17.6 million were sold. Gains of $126 thousand and losses of $31 thousand were recognized from the sale. One HTM security with a book value of $2.0 million was sold. A gain of $2 thousand was recognized from the sale. The HTM security had a remaining maturity of less than two months, therefore, it is considered as a "maturity" for purposes of classification of securities under SFAS No. 115, Accounting for Certain
Investments in Debt and Equity Securities. There were no security sales during the second quarter of 2000.

Loans

     Total loans amounted to $548.2 million and $512.0 million at June 30, 2000 and December 31, 1999, respectively. Total loans at June 30, 2000 increased $36.3 million or 7.1% as compared to December 31, 1999. The growth was predominately in commercial mortgage loans and lease financing, which increased $14.4 million and $12.7 million, respectively. During the second quarter of 2000, the Company purchased $7.5 million of commercial equipment leases. These leases were subjected to the Company's independent credit analysis prior to purchase. Opportunistic purchases of loans and leases are currently a desirable way for the Company to augment its loan and lease originations. During the second quarter of 2000, the Company syndicated $1.1 million in commercial equipment leases and collected $59,000 in syndication fees.


The following table reflects the composition of the loan portfolio:


                                                            --------------------   ------------------
                                                                 June 30,            December 31,
                                                                   2000                   1999
                                                            --------------------   ------------------

Amount of loans by type (dollars in thousands)
     Real estate-mortgage
         Commercial                                                    $180,797             $166,354
         1-4 family residential
               First liens                                              113,237              110,269
               Junior liens                                              11,054                9,829
               Home equity                                              144,403              144,747
     Commercial and financial                                            67,341               63,684
     Real estate-construction                                             5,139                4,008
     Installment
         Credit cards and related plans                                     858                  947
         Other                                                            3,348                2,756
     Lease financing                                                     22,065                9,382
                                                            --------------------   ------------------
               Total                                                   $548,242             $511,976
                                                            ====================   ==================



Deposits

     At June 30, 2000, total deposits increased $68.4 million or 11.4% to $667.4 million from $599.0 million at December 31, 1999. The growth was principally in time deposits, which grew $41.2 million or 25.4% as a result of promotional campaigns. In addition, money market savings and non-interest bearing deposits grew $18.5 million and $8.4 million, respectively. At June 30, 2000, time deposits represent 30.5% of all deposits, as compared to 27.1% at December 31, 1999.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At June 30, 2000, nonperforming assets amounted to $1.2 million, a decrease of $411 thousand or 25.9% from $1.6 million at December 31, 1999. Nonperforming assets decreased by $1.0 million or 46.8% from $2.2 million at June 30, 1999. The ratio of nonperforming assets to total loans and foreclosed real estate decreased to 0.21% at June 30, 2000 from 0.31% and 0.44% at December 31, 1999 and June 30, 1999, respectively. The decrease in nonperforming assets is comprised almost entirely of a commercial loan of which $1.1 million was charged-off during the second and third quarters of 1999.

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

     The allowance for loan losses was $6.0 million at June 30, 2000, and $5.5 million at December 31, 1999, representing 651.2% and 409.6% of nonperforming loans at those dates, respectively. In the first six months of 2000 and 1999, the Company's provision for loan losses was $600 thousand.

Market Risk

     The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk"). The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and market value and adjust the balance sheet (if necessary) to minimize the inherent risk and maximize income. The Company's exposure to market risk and interest rate risk is reviewed on a regular basis by the Asset/Liability Committee of the Board of Directors. Tools used by management to evaluate risk include an asset/liability simulation model. At June 30, 2000, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. Based on the simulation, the results did not materially change from March 31, 2000. At June 30, 2000, the Company was within policy limits established by the Board of Directors for changes in net interest income and future economic value.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the first six months of 2000.

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

Capital Adequacy

     The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve (the "Federal Reserve"). The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.


The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)
                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                     For Capital               Prompt Corrective
                                                          Actual                  Adequacy Purposes            Action Provisions
                                                --------------------------    -------------------------     -----------------------
                                                   Amount        Ratio           Amount        Ratio          Amount       Ratio
                                                ------------- ------------    ------------- -----------     ----------- -----------

As of June 30, 2000:
     Total Capital (to Risk Weighted Assets):
       The Company                                   $63,861        12.56 %        $40,688        8.00 %           N/A         N/A
       The Bank                                       62,933        12.33           40,840        8.00         $51,050      10.00%
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                    57,831        11.37           20,344        4.00             N/A         N/A
       The Bank                                       56,904        11.15           20,420        4.00          30,630        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                    57,831         7.80           22,256        3.00             N/A         N/A
       The Bank                                       56,904         7.72           22,112        3.00          36,853        5.00

As of December 31, 1999:
     Total Capital (to Risk Weighted Assets):
       The Company                                   $64,209        13.91 %        $36,925        8.00 %           N/A         N/A
       The Bank                                       64,877        14.01           37,054        8.00         $46,318      10.00%
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                    58,733        12.72           18,463        4.00             N/A         N/A
       The Bank                                       59,401        12.82           18,527        4.00          27,791        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                    58,733         8.32           21,167        3.00             N/A         N/A
       The Bank                                       59,401         8.45           21,080        3.00          35,133        5.00


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

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At June 30, 2000, total deposits amounted to $667.4 million, an increase of $68.4 million or 11.4% from December 31, 1999. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At June 30, 2000, advances from the FHLB and REPOS amounted to $13.0 million and $24.0 million, respectively, as compared to $27.0 million and $16.4 million, respectively, at December 31, 1999. The decrease in advances from the FHLB was due to the repayment of overnight borrowings resulting from the growth in deposit liabilities.

     In 2000, despite heightened competition for loans, loan production continued to be the Company's principal investing activity. Net loans at June 30, 2000 amounted to $542.2 million, an increase of $35.7 million or 7.1% from $506.5 million at December 31, 1999.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At June 30, 2000, the total of such assets amounted to $35.4 million or 4.6% of total assets, compared to $17.7 million or 2.5% of total assets at year-end 1999. The increase in cash and cash equivalents was due largely to the deposit growth. This cash was temporarily in federal funds, awaiting investment in loans and securities.

     Another significant liquidity source is the Company's AFS securities. At June 30, 2000, AFS securities amounted to $118.2 million or 71.1% of total securities, compared to $107.3 million or 66.3% of total securities at year-end 1999.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Reference is made to Note 3 of the Company's Consolidated Financial Statements of this Form 10-Q.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         (a)  The Company held its Annual Meeting of Shareholders on
              April 27, 2000.
         (b) Each of the persons nominated for director was elected, the Outside Director Incentive Compensation Plan was approved and the selection of Deloitte & Touche, LLP as the Company's independent auditors for 2000 was ratified. The following are the voting results on each of these matters:

                                                           Against
                                                             or
                                               For        Withheld   Abstentions
                                              _____       ________   ___________

         (1)  ELECTION OF DIRECTORS:
              Donald L. Correll               5,281,092   109,148            0
              James E. Healey                 5,307,102    83,138            0
              Jeremiah F. O'Connor            5,233,529   156,711            0
              Robert P. Rittereiser           5,307,411    82,829            0

         (2)  To Consider and vote upon the
              Outside Director Incentive
              Compensation Plan               4,683,974   490,747      215,519

         (3)  Ratification of the selection
              of the of Deloitte & Touche, LLP
              as the Company's independent
              auditors for 2000.              5,199,063    32,457      158,720

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  The following exhibits are furnished herewith:
              Exhibit No.
              ___________

              11  Statement re: computation of per share earnings
              27  Financial Data Schedule

         (b)  Reports on Form 8-K
              None filed for the quarter ended June 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By:      /s/ Anthony Labozzetta
         _____________________________________
         Anthony Labozzetta
         Executive Vice President & CFO
         (Duly Authorized Officer and Principal
         Financial and Accounting Officer)

Dated: August 14, 2000