Form 10-Q
period 2000-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2000-11-14
CIK 755933

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____

                         Commission File number 1-10518

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

        New Jersey                                                22-2553159
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation  or organization)                              Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                           07663
----------------------------------------                          --------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (201) 703-2265

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such
filing requirements for the past 90 days.    Yes X      No ____

      The number of outstanding shares of the Registrant's common stock, no par value per share, as of October 31, 2000, was 6,530,498 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

                                      INDEX

PART I     FINANCIAL INFORMATION

                                                                                       Page No.

      Item 1 Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000 and
                  December 31, 1999 ....................................................   1

                  Consolidated Statements of Income for the three and nine month
                  periods ended September 30, 2000 and 1999 ............................   2

                  Consolidated Statements of Changes in Stockholders' Equity for
                  the nine months ended September 30, 2000 and 1999 ....................   3

                           Consolidated Statements of Cash Flows for the
                           nine months ended September 30, 2000 and 1999 ...............   4

                           Notes to Consolidated Financial Statements ..................   5

      Item 2      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ............................................   7

      Item 3      Quantitative and Qualitative Disclosures About Market Risk
                  (Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of
                  Financial Condition and Results of Operations in the section on Market Risk) ......................................................  17


PART II    OTHER INFORMATION

      Item 1      Legal Proceedings ....................................................  21

      Item 2      Changes in Securities and Use of Proceeds ............................  21

      Item 3      Defaults upon Senior Securities ......................................  21

      Item 4      Submission of Matters to a Vote of Security Holders ..................  21

      Item 5      Other Information ....................................................  21

      Item 6      Exhibits and Reports on Form 8-K .....................................  21

                  Signatures ...........................................................  22

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(dollars in thousands)

                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------
                                                     (unaudited)

Assets
Cash and due from banks                               $ 20,112       $ 17,669

Securities held to maturity at amortized cost
  (estimated market value of $41,808 and $53,784
  at September 30, 2000 and December 31, 1999,
  respectively)                                         42,169         54,540
                                                      --------       --------
Securities  available for sale at estimated
  market value  (amortized cost of $131,447 and
  $108,399 at September 30, 2000 and December 31,
  1999, respectively)                                  130,867        107,349
                                                      --------       --------
Loans                                                  549,033        511,976
Less:  Allowance for loan losses                         6,085          5,476
                                                      --------       --------
Net loans                                              542,948        506,500
                                                      --------       --------
Premises and equipment, net                             11,193         10,289
Foreclosed real estate                                     250            250
Accrued interest receivable and other assets            10,098          9,528
                                                      --------       --------
Total assets                                          $757,637       $706,125
                                                      ========       ========
Liabilities
Deposits

  Non-interest bearing                                $103,148       $102,392
  Interest bearing                                     548,501        496,600
                                                      --------       --------
Total deposits                                         651,649        598,992
                                                      --------       --------
Securities sold under agreements to repurchase          23,500         16,431
Short-term borrowings                                    3,375         13,975
Long-term borrowings                                    13,000         13,000
Accrued interest payable and other liabilities           6,904          5,451
                                                      --------       --------
Total liabilities                                      698,428        647,849
                                                      --------       --------
Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 15,000,000
  shares authorized;  6,530,498 and 6,728,098
  shares issued and outstanding at September 30,
  2000 and December 31, 1999, respectively               5,397          5,397
Capital surplus                                         21,077         21,244
Retained earnings                                       45,894         41,741
Accumulated other comprehensive loss                      (408)          (675)
                                                      --------       --------
                                                        71,960         67,707
Less:  Treasury stock                                   12,751          9,431
                                                      --------       --------
Total stockholders' equity                              59,209         58,276
                                                      --------       --------
Total liabilities and stockholders' equity            $757,637       $706,125
                                                      ========       ========

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)(unaudited)

                                                                              Three Months Ended              Nine Months Ended
                                                                                 September 30,                   September 30,
                                                                           --------------------------       ------------------------
                                                                             2000             1999             2000           1999
                                                                           ----------      ----------       ---------       --------
Interest income
Interest and fees on loans                                                   $11,478         $10,047         $32,723         $29,405
Interest on federal funds sold                                                   258             129             528             543
Interest and dividends on securities
    Taxable interest income                                                    2,594           2,186           7,212           6,164
    Interest income exempt from federal income taxes                             124             142             448             339
    Dividends                                                                     65              63             190             194
                                                                             -------         -------         -------         -------
Total interest income                                                         14,519          12,567          41,101          36,645
                                                                             -------         -------         -------         -------

Interest expense
Interest on deposits                                                           5,974           4,486          16,002          13,112
Interest on short-term borrowings                                                363             246           1,020             712
Interest on long-term borrowings                                                 209              --             622              --
                                                                             -------         -------         -------         -------
Total interest expense                                                         6,546           4,732          17,644          13,824
                                                                             -------         -------         -------         -------
Net interest income                                                            7,973           7,835          23,457          22,821
Provision for loan losses                                                        150             300             750             900
                                                                             -------         -------         -------         -------
Net interest income after provision
 for loan losses                                                               7,823           7,535          22,707          21,921
                                                                             -------         -------         -------         -------

Noninterest income
Service fees on deposit accounts                                                 617             586           1,765           1,727
Net gain on sale of securities                                                    --               3              97             859
Other                                                                            557           1,015           1,198           1,887
                                                                             -------         -------         -------         -------
Total noninterest income                                                       1,174           1,604           3,060           4,473
                                                                             -------         -------         -------         -------

Noninterest expenses
Salaries and benefits                                                          2,866           2,623           8,317           7,732
Net occupancy                                                                    755             648           2,211           1,978
Furniture and equipment                                                          247             260             795             767
Advertising and promotion                                                        247             259             853             778
Federal Deposit Insurance Corporation assessment                                  33              20              97              60
Other                                                                          1,228           1,261           3,635           3,790
                                                                             -------         -------         -------         -------
Total noninterest expenses                                                     5,376           5,071          15,908          15,105
                                                                             -------         -------         -------         -------

Income before  income taxes                                                    3,621           4,068           9,859          11,289

Income taxes                                                                   1,204           1,363           3,260           3,820
                                                                             -------         -------         -------         -------
Net income                                                                   $ 2,417         $ 2,705         $ 6,599         $ 7,469
                                                                             =======         =======         =======         =======
Basic earnings per common share                                              $  0.37         $  0.38         $  1.01         $  1.04
                                                                             =======         =======         =======         =======
Diluted earnings per common share                                            $  0.37         $  0.38         $  1.01         $  1.04
                                                                             =======         =======         =======         =======

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(dollars in thousands, except share data) (unaudited)

                                                                                           Accumulated
                                                                                              Other
                                                                 Comprehensive Retained   Comprehensive    Common   Capital
                                                                     Income    Earnings       Income        Stock   Surplus
                                                                 ------------- --------   -------------    ------   -------
Balance at January 1, 1999                                                      $35,482        $1,192      $5,397   $21,256
Comprehensive income
    Net Income                                                       $7,469       7,469
    Other comprehensive income, net of taxes
       Unrealized losses on AFS debt securities                      (1,126)
       Less:  gains on disposition of securities
         (excludes equities)                                            (90)
       Unrealized gains securities transferred from held to
         maturity to available to sale - Acquisition                     23
       Unrealized loss on equity securities                             (18)
       Less: gains on disposition of equity securities                 (428)
                                                                     -------
    Other comprehensive loss                                         (1,639)                   (1,639)
                                                                     -------
Comprehensive income                                                 $5,830
                                                                     =======

Dividends on common stock                                                        (2,567)
Issued 13,869 shares of common stock in connection
    with Executive Compensation Plan                                                                                     62
Exercised 2,954 option shares                                                                                           (14)
Purchased 38,500 shares of common stock
                                                                               --------        ------      ------   -------
 Balance at September 30, 1999                                                   40,384          (447)      5,397    21,304


    Net Income                                                       $2,166       2,166
    Other comprehensive income, net of taxes
       Unrealized losses on AFS debt securities                        (228)
                                                                     ------
    Other comprehensive loss                                           (228)                     (228)
                                                                     ======
Comprehensive income                                                 $1,938
                                                                     ======

Dividends on common stock                                                          (809)
Issued 620 shares of common stock in connection
    with Executive Compensation Plan                                                                                     --
Exercised 4,882 option shares                                                                                           (60)
Purchased 455,860 shares of common stock
                                                                               --------        ------      ------   -------
Balance at December 31, 1999                                                     41,741          (675)      5,397    21,244


    Net Income                                                       $6,599       6,599
    Other comprehensive income, net of taxes
       Unrealized gains on AFS debt securities                          328
       Less:  gains on disposition of securities                        (61)

                                                                     ------
    Other comprehensive income                                          267                       267
                                                                     ------
Comprehensive income                                                 $6,866
                                                                     ======

Dividends on common stock                                                        (2,446)
Issued 11,406 shares of common stock in connection
    with Executive Compensation Plan                                                                                     (6)
Exercised 16,634 option shares                                                                                         (161)
Purchased 225,640 shares of common stock
                                                                               --------        ------      ------   -------
Balance at September 30, 2000                                                   $45,894        $ (408)     $5,397   $21,077
                                                                               ========        ======      ======   =======

                                                             Treasury
                                                               Stock     Total
                                                             --------    -----
Balance at January 1, 1999                                   $   (955)  $62,372
Comprehensive income
    Net Income                                                            7,469
    Other comprehensive income, net of taxes
       Unrealized losses on AFS debt securities
       Less:  gains on disposition of securities
         (excludes equities)
       Unrealized gains securities transferred from held to
         maturity to available to sale - Acquisition
       Unrealized loss on equity securities
       Less: gains on disposition of equity securities

    Other comprehensive loss                                             (1,639)

Comprehensive income


Dividends on common stock                                                (2,567)
Issued 13,869 shares of common stock in connection
    with Executive Compensation Plan                              184       246
Exercised 2,954 option shares                                      37        23
Purchased 38,500 shares of common stock                        (5,861)   (5,861)
                                                             ------     -------
 Balance at September 30, 1999                                 (6,595)   60,043


    Net Income                                                            2,166
    Other comprehensive income, net of taxes
       Unrealized losses on AFS debt securities

    Other comprehensive loss                                               (228)

Comprehensive income


Dividends on common stock                                                  (809)
Issued 620 shares of common stock in connection
    with Executive Compensation Plan                               --        --
Exercised 4,882 option shares                                      84        24
Purchased 455,860 shares of common stock                       (2,920)   (2,920)
                                                             --------   -------
Balance at December 31, 1999                                   (9,431)   58,276


    Net Income                                                            6,599
    Other comprehensive income, net of taxes
       Unrealized gains on AFS debt securities
       Less:  gains on disposition of securities


    Other comprehensive income                                              267

Comprehensive income


Dividends on common stock                                                (2,446)
Issued 11,406 shares of common stock in connection
    with Executive Compensation Plan                              196       190
Exercised 16,634 option shares                                    281       120
Purchased 225,640 shares of common stock                       (3,797)   (3,797)
                                                             --------   -------
Balance at September 30, 2000                                $(12,751)  $59,209
                                                             ========   =======

--------------------------------------------------------------------------------
See notes to consolidated financial statements

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
--------------------------------------------------------------------------------
(dollars in thousands) (unaudited)

                                                                                   2000        1999
                                                                                 --------    --------
Cash flows from operating activities
Net income                                                                       $  6,599    $  7,469
Non-cash items included in earnings
    Depreciation and amortization                                                   1,022       1,135
    Amortization of securities premiums                                               261         572
    Accretion of securities discounts                                                (211)       (128)
    Amortization of premiums in connection with acquisition                           234         234
    Provision for loan losses                                                         750         900
    Net gain on sale of securities                                                    (97)       (859)
    Net gain on sale of loans                                                         (62)         --
    Net gain on sale of foreclosed real estate                                         --         (36)
    Net loss on disposal of fixed assets                                               --           2
Decrease (increase) in operating assets
    Accrued interest receivable                                                       (37)        254
    Other                                                                          (1,152)        114
Incease (decrease) in operating liabilities
    Accrued interest payable                                                          633        (155)
    Other                                                                             820       1,253
                                                                                 --------    --------
Cash provided by operating activities                                               8,760      10,755
                                                                                 --------    --------
Cash flows from investing activities
(Payments for) proceeds from
    Net originations of loans                                                     (24,949)    (18,179)
    Purchase of loans                                                             (13,544)    (14,688)
    Maturities of term federal funds                                                   --       5,000
    Sale of loans                                                                   1,357          --
    Purchase of securities available for sale                                     (47,980)    (53,900)
    Maturities of securities available for sale                                     7,293      11,624
    Sale of securities available for sale                                          17,697      26,193
    Sale of foreclosed real estate                                                     --         120
    Purchase of investment securities held to maturity                            (11,900)    (17,058)
    Maturities of investment securities held to maturity                           22,259      15,091
    Sale of securities held to maturity                                             2,002       2,003
    Purchase of fixed assets                                                       (1,745)       (910)
    Sale of fixed assets                                                               --           3
                                                                                 --------    --------
Cash used in investing activities                                                 (49,510)    (44,701)
                                                                                 --------    --------
Cash flows from financing activities
Proceeds from (payments for)
    Deposits more than withdrawals                                                 52,657       3,765
    Securities sold under agreements to repurchase and other borrowings            10,444      24,775
    Retirement of securities sold under agreements to repurchase and other
       borrowings                                                                 (13,975)    (14,118)
    Dividends                                                                      (2,446)     (2,567)
    Common stock issued                                                               190         246
    Treasury stock                                                                 (3,797)     (5,861)
    Exercise of option shares from Treasury                                           120          23
                                                                                 --------    --------
Cash provided by financing activities                                              43,193       6,263
                                                                                 --------    --------

Increase (decrease) in cash and cash equivalents                                    2,443     (27,683)
Cash and cash equivalents, beginning of year                                       17,669      43,284
                                                                                 ========    ========
Cash and cash equivalents, end of period                                         $ 20,112    $ 15,601
                                                                                 ========    ========

Supplemental disclosure of cash flow information:
Cash paid for:
       Interest                                                                  $ 17,011    $ 13,979
       Income taxes                                                                 3,310       2,540

Supplemental disclosure of non-cash investing activities:
       (Increase) decrease - market valuation of securities available for sale   $   (470)   $  2,574
       Loans transferred to foreclosed real estate
                                                                                       --         250

--------------------------------------------------------------------------------
See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

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

      The consolidated financial data for the three and nine month periods ended September 30, 2000 and 1999, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

4. New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments, and Hedging Activities, which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2000 and 1999, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

Forward Looking Information

      In addition to discussing historical information, certain matters included in or incorporated into this report relate to the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words
"anticipate," "believe," "estimate," "expect," "will" and other similar expressions are generally intended to identify such forward looking statements. These forward looking statements include, but are not limited to, statements about the operations of the Company and the adequacy of the Company's allowance for future losses associated with the loan portfolio. The forward looking statements in this report involve certain assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment; (iii) general economic conditions, internationally, nationally, or in the State of New Jersey; and (iv) legislation or regulatory requirements or changes adversely affecting the business of the Company. Readers should not place undue expectations on any "forward looking statements." We are not promising to make any public announcement when we consider "forward looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

          THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Earnings Summary

      For the third quarter of 2000, the Company reported net income of $2.4 million or $0.37 diluted earnings per common share, as compared with $2.7 million or $0.38 diluted earnings per common share for the same period in 1999. The earnings comparisons were impacted by two non-recurring items in the 1999 period: a gain of $416 thousand from the sale of the Bank's VISA(TM) and merchant credit card portfolios and a gain of $365 thousand from the early pay-off of commercial loans purchased at a discount from face value. During the third quarter of 2000, the Company recognized $197 thousand of income from the early pay-off of commercial loans purchased at a discount. Further, the 2000 quarterly earnings were impacted by costs associated with the Bank's expansion programs, which programs were not in place during the third quarter of 1999. These costs were related to the start-up and operation of the following:
Interchange Capital Company, LLC ("ICC"), the Bank's equipment lease financing subsidiary; a new branch in Waldwick, New Jersey; and Interchange Bank-Line Center, an inbound and outbound call center. These expansion programs are strategies designed to enhance the Company's franchise value in its market area.

                              RESULTS OF OPERATIONS

Net Interest Income

      Net interest income is the most significant source of the Company's operating income. Net interest income on a tax equivalent basis increased $155 thousand to $8.0 million for the quarter ended September 30, 2000 as compared to the same quarter of 1999. The increase in net interest income is due to higher levels of interest earning assets, particularly loans and leases. The earnings benefit associated with the growth in loans was offset, in part, by a decline in the net interest margin ("margin").

      For the quarter ended September 30, 2000, average loans and leases increased $45.9 million or 9.1% over the same period in 1999, which contributed to the growth in average earning assets of $61.6 million or 9.2%. The loan and lease growth was funded largely by deposit liabilities, which grew $54.9 million or 9.0%, on average, for the third quarter of 2000 as compared to the same period in 1999. Furthermore, a portion of the growth in earning assets was funded by borrowings, which increased, on average, $18.9 million or 104.8% for the third quarter of 2000 as compared to the same period in 1999. The growth in borrowings was predominately in securities sold under agreements to repurchase with the Bank's retail customers. Higher market interest rates and a shift in the composition of interest bearing liabilities resulted in a 72 basis points increase in the Company's cost of funds to 3.69% for the third quarter of 2000 as compared to the same period in 1999. The higher funding cost was principally responsible for the decline in the margin. The margin was 4.38% for the third quarter of 2000 as compared to 4.69% for the same quarter in 1999.

Non-interest Income

      For the quarter ended September 30, 2000, non-interest income amounted to $1.2 million, a decrease of $430 thousand or 26.8% as compared to the same period in 1999. The quarterly comparison was largely affected by non-recurring items in the 1999 period: net gains on the sale of the Company's VISA(TM) and merchant portfolios of $416 thousand and a $365 thousand gain arising from the early pay-off of commercial loans purchased at a discount. During the same period in 2000, a gain of $197 thousand was recorded on the early pay-off of commercial loans purchased at a discount and income was recognized from the settlement of an insurance claim for flood damages amounting to $53 thousand. Adjusting for the non-recurring items during these two periods, non-interest income increased $101 thousand or 12.3%. A $31 thousand or 5.3% growth in service fees on deposit accounts contributed to the increase.

Non-interest Expenses

      For the quarter ended September 30, 2000, non-interest expenses amounted to $5.4 million, an increase of $305 thousand or 6.0% as compared to the same period in 1999. This increase was due mostly to the Bank's expansion of its operations, which included, but was not limited to, ICC, the Company's new Bank-Line Center, a fully staffed in-bound and out-bound call center and a new branch in Waldwick, New Jersey. Expenses necessary to operate ICC, the Bank-line Center and the new branch during the third quarter of 2000 amounted to approximately $282 thousand and were comprised mostly of salaries and benefits. Excluding the operating expenses associated with the bank's expansion programs; non-interest expenses increased $23 thousand or 0.5% as compared to the same period in 1999.

Income Taxes

      Income tax expense as a percentage of pre-tax income was 33.3% for the three months ended September 30, 2000 as compared to 33.5% for the same period in 1999.

           NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Earnings Summary

      For the first nine months of 2000, the Company reported net income of $6.6 million or $1.01 diluted earnings per common share, as compared with $7.5 million or $1.04 diluted earnings per common share for the same period in 1999. The earnings comparisons were mainly impacted by three non-recurring items in the 1999 period; net gains on the sale of securities of $859 thousand; gains of $416 thousand from the sale of the Bank's VISA(TM) and merchant credit card portfolios; and $670 thousand of income from the early pay-off of commercial loans purchased at a discount from face value. During the first nine-months of 2000, the Company recognized $217 thousand of income from the early pay-off of commercial loans purchased at a discount. Further, the 2000 earnings were impacted by costs associated with the Bank's expansion programs, which programs were not in place during the same period in 1999. These costs were related to the start-up and operation of the following: ICC; a new branch in Waldwick, New Jersey; and the Bank-Line Center. These expansion programs are strategies designed to enhance the Company's franchise value in its market area.

                              RESULTS OF OPERATIONS

Net Interest Income

      Net interest income on a tax equivalent basis increased $678 thousand to $23.6 million for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase in net interest income is due to higher levels of interest earning assets, particularly loans and leases. The earnings benefit associated with the growth in loans was offset, in part, by a decline in the net interest margin ("margin").

      For the nine months ended September 30, 2000, average loans and leases increased $41.8 million or 8.5% over the same period in 1999, which facilitated a growth in average earning assets of $51.2 million or 7.8%. The loan and lease growth was funded largely by deposit liabilities, which grew $41.9 million or 7.0%, on average, for the first nine months of 2000 as compared to the same period in 1999. Furthermore, a portion of the growth in earning assets was funded by borrowings, which increased, on average, $19.5 million or 112.1% for the first nine months of 2000 as compared to the same period in 1999. The growth in borrowings was predominately in securities sold under agreements to repurchase with the Bank's retail customers. Higher market interest rates and a shift in the composition of interest bearing liabilities resulted in a 68 basis points increase in the Company's cost of funds to 3.67% for the first nine months of 2000 as compared to the same period in 1999. The higher funding cost was principally responsible for the decline in the margin. The margin was 4.45% for the first nine months of 2000 as compared to 4.66% for the same period in 1999.

Non-interest Income

      For the nine months ended September 30, 2000, non-interest income amounted to $3.1 million, a decrease of $1.4 million or 31.6% compared to the same period in 1999. The decrease was primarily due to three non-recurring items which occurred during the 1999 period: net gains on the sale of securities of $859 thousand, the recognition of $670 thousand of income resulting from the early pay-off of commercial loans purchased at a discount and a gain of $416 thousand associated with the sale of the Company's VISA(TM) and merchant portfolios. During the 2000 year to date period, net gains on the sale of securities amounted to $97 thousand and the Company recorded gains of $217 thousand from the early pay-off of commercial loans purchased at a discount. In addition, $53 thousand of income was recorded from the settlement of a flood insurance claim. Adjusting for the non-recurring items during these two periods, non-interest income increased $165 thousand or 6.5%. The increase primarily is attributable to lease syndication fees of $61 thousand, and growth in fee income from the sale of mutual funds and annuities of $92 thousand.

Non-interest Expenses

      For the nine months ended September 30, 2000, non-interest expenses amounted to $15.9 million, an increase of $803 thousand or 5.3% as compared to the same period in 1999. This increase was due mostly to the Bank's expansion of its operations, which included, but was not limited to, ICC, the Bank-Line Center, and a new branch in Waldwick, New Jersey. Expenses necessary to operate ICC, the Bank-Line Center and the new branch during the first nine months of 2000 amounted to approximately $776 thousand and were comprised mostly of salaries and benefits. During the 2000 period there were two non-recurring items which affected the earnings comparison with the same period in 1999: the Company paid $118 thousand for a legal settlement relating to the interpretation of past rental adjustments on a branch office. This expense was offset in the second quarter of 2000 by a credit of $165 thousand arising from an adjustment to an actuarial assumption related to the outside directors retirement plan. After adjusting for the costs and operating expenses associated with the

Bank's expansion programs, the legal settlement and the adjustment to the outside directors retirement plan, non-interest expenses increased $74 thousand or 0.5% as compared to the same period in 1999.

Income Taxes

      Income tax expense as a percentage of pre-tax income was 33.1% for the nine months ended September 30, 2000 as compared to 33.8% for the same period in 1999. The improvement was largely due to increased investment in tax exempt municipal securities and loans.

                               FINANCIAL CONDITION

      At September 30, 2000, the Company's total assets were $757.6 million, an increase of $51.5 million or 7.3% from $706.1 million at December 31, 1999. Loans and leases, which grew $37.1 million or 7.2% for September 30, 2000 as compared to December 31, 1999, comprised most of the increase. In addition, the investment portfolio grew $11.1 million or 6.9% for September 30, 2000 as compared to December 31, 1999. The asset growth was funded principally by the growth in deposit liabilities, which occurred mostly in time deposits.

Cash and Cash Equivalents

      At September 30, 2000, cash and cash equivalents increased $2.4 million as compared to December 31, 1999. This is largely the result of financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) generating cash more rapidly than the investing activities (funding loans and investment growth) can utilize it. This can be seen more completely on the accompanying unaudited Statements of Cash Flows.

Securities Portfolio

      Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), each security is classified as either trading, available for sale ("AFS"), or held to maturity ("HTM"). The Company has no securities held in a trading account. The AFS securities are recorded at their fair value. The after-tax difference between amortized cost and fair value of AFS securities is recorded as "accumulated other comprehensive loss" in the equity section of the balance sheet. The tax impact of such adjustment is recorded as an adjustment to the amount of the deferred tax liability. The HTM securities are carried at cost adjusted for the amortization of premiums and accretion of discounts, which are recognized as an adjustment to income. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, HTM securities, with some exceptions, may only be sold within three months of maturity.

      The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for pledging requirements and to manage asset quality diversification. At September 30, 2000, investment securities totaled $173.0 million and represented 22.8% of total assets, as compared to $161.9 million and 22.9%, respectively, at December 31, 1999. AFS securities comprised 75.6% of the total securities portfolio at September 30, 2000 as compared to 66.3% at December 31, 1999.

      The following table presents the amortized cost of these securities and their estimated market values as of September 30, 2000 and December 31, 1999:
(dollars in thousands)

                                                     ---------------------------------------------------
                                                                       September 30, 2000
                                                     ---------------------------------------------------
                                                                   Gross          Gross        Estimated
                                                     Amortized   Unrealized     Unrealized       Market
                                                       Cost        Gains          Losses         Value
                                                     ---------   ----------     -------------  ---------
Securities held to maturity
    Mortgage-backed securities                       $ 13,748      $     41      $    167      $ 13,622
    Obligations of U.S. agencies                       15,149            45            25        15,169
    Obligations of states & political subdivisions     12,806            36           294        12,548
    Other debt securities                                 466             3            --           469
                                                     --------      --------      --------      --------
                                                       42,169           125           486        41,808
                                                     --------      --------      --------      --------
Securities available for sale
    Obligations of U.S. Treasury                        1,995             7            --         2,002
    Mortgage-backed securities                         78,350           198           765        77,783
    Obligations of U.S. agencies                       35,899           164            54        36,009
    Obligations of states & political subdivisions     10,607            24           161        10,470
    Other debt securities                                 641             7            --           648
    Equity securities                                   3,955            --            --         3,955
                                                     --------      --------      --------      --------
                                                      131,447           400           980       130,867
                                                     --------      --------      --------      --------

      Total securities                               $173,616      $    525      $  1,466      $172,675
                                                     ========      ========      ========      ========

                                                     ---------------------------------------------------
                                                                       December 31, 1999
                                                     ---------------------------------------------------
                                                                   Gross          Gross        Estimated
                                                     Amortized   Unrealized     Unrealized       Market
                                                       Cost        Gains          Losses         Value
                                                     ---------   ----------     -------------  ---------
Securities held to maturity
    Obligations of U.S. Treasury                     $  9,997      $      5      $      8      $  9,994
    Mortgage-backed securities                         20,232            60           289        20,003
    Obligations of U.S. agencies                        7,992             8            51         7,949
    Obligations of states & political subdivisions     16,195            --           481        15,714
    Other debt securities                                 124            --            --           124
                                                     --------      --------      --------      --------
                                                       54,540            73           829        53,784
                                                     --------      --------      --------      --------

Securities available for sale
    Obligations of U.S. Treasury                        6,016            87            --         6,103
    Mortgage-backed securities                         68,331           104           982        67,453
    Obligations of U.S. agencies                       27,141            51           112        27,080
    Obligations of states & political subdivisions      3,139            --           198         2,941
    Equity securities                                   3,772            --            --         3,772
                                                     --------      --------      --------      --------
                                                      108,399           242         1,292       107,349
                                                     --------      --------      --------      --------
      Total securities                               $162,939      $    315      $  2,121      $161,133
                                                     ========      ========      ========      ========

      At September 30, 2000, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands)

                                              Securities                   Securities
                                           Held to Maturity            Available for Sale
                                       -----------------------      ------------------------
                                        Amortized       Market      Amortized        Market
                                          Cost           Value         Cost           Value
                                       -----------------------      ------------------------
Within 1 year                          $ 10,208       $ 10,188      $ 12,794        $ 12,742
After 1 but within 5 years               14,802         14,759        77,391          77,153
After 5 but within 10 years               5,400          5,398        13,260          13,004
After 10 years                           11,759         11,463        24,047          24,013
Equity securities                            --             --         3,955           3,955
                                       --------       --------      --------        --------
                      Total            $ 42,169       $ 41,808      $131,447        $130,867
                                       ========       ========      ========        ========

      During the first quarter of 2000, the Company sold certain AFS securities in an effort to improve the risk/reward characteristics of the securities portfolio. AFS securities with a book value of $17.6 million were sold. Gains of $126 thousand and losses of $31 thousand were recognized from the sale. In addition, one HTM security with a book value of $2.0 million was sold. A gain of $2 thousand was recognized from the sale. The HTM security had a remaining maturity of less than two months, therefore, it is considered as a "maturity" for purposes of classification of securities under SFAS No. 115, Accounting for Certain
Investments in Debt and Equity Securities. There were no security sales during the second and third quarters of 2000.

Loans and Leases

      Total loans and leases amounted to $549.0 million and $512.0 million at September 30, 2000 and December 31, 1999, respectively, representing an increase of $37.1 million or 7.2% as compared to December 31, 1999. The growth was predominately in commercial mortgage loans and lease financing, which increased $14.6 million and $14.3 million, respectively. During the first nine months of 2000, the Company purchased $5.3 million and $8.2 million of loans and leases, respectively. These assets were subjected to the Company's independent credit analysis prior to purchase. Opportunistic purchases of loans and leases are currently a desirable way for the Company to augment its loan and lease originations. For the first nine months of 2000, the Company syndicated $1.1 million in commercial equipment leases and collected $61,000 in syndication fees.

      The following table reflects the composition of the loan and lease portfolio:

                                                  -------------    ------------
                                                  September 30,    December 31,
                                                      2000             1999
                                                  -------------    ------------

Amount of loans by type (dollars in thousands)
  Real estate-mortgage
      Commercial                                     $180,946        $166,354
      1-4 family residential
            First liens                               111,729         110,269
            Junior liens                               11,843           9,829
            Home equity                               143,820         144,747
  Commercial and financial                             68,137          63,684
  Real estate-construction                              3,767           4,008
  Installment                                           5,086           3,703
  Lease financing                                      23,705           9,382
                                                     --------        --------
            Total                                    $549,033        $511,976
                                                     ========        ========

Deposits

      At September 30, 2000, total deposits increased $52.7 million or 8.8% to $651.6 million from $599.0 million at December 31, 1999. The growth was principally in time deposits, which grew $47.4 million or 29.2% as a result of promotional campaigns. In addition, money market savings grew $20.5 million or 41.6%. A decline in interest bearing demand and savings accounts of $12.2 million and $3.8 million, respectively, served to offset some of the aforementioned growth in time deposits and money market savings. At September 30, 2000, time deposits comprised 30.5% of all deposits as compared to 27.1% at December 31, 1999.

Nonperforming Assets

      Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At September 30, 2000, nonperforming assets amounted to $1.4 million, a decrease of $224 thousand or 14.1% from $1.6 million at December 31, 1999. Nonperforming assets at September 30, 2000 decreased by $43 thousand or 3.3% from $1.3 million at September 30, 1999. The ratio of nonperforming assets to total loans and foreclosed real estate decreased to 0.25% at September 30, 2000 from 0.31% and 0.26% at December 31, 1999 and September 30, 1999, respectively.

Provision for Loan Losses and Loan Loss Experience

      The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio. In its evaluation of the adequacy of the allowance for loan losses, management considers past loan loss experience, changes in the composition of performing and nonperforming loans, the condition of borrowers facing financial pressure, the relationship of the current level of the allowance to the credit portfolio and to nonperforming loans and existing economic conditions. However, the process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, the Company cannot assure you that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

      The allowance for loan losses was $6.1 million at September 30, 2000, and $5.5 million at December 31, 1999, representing 546.7% and 409.6% of nonperforming loans at those dates, respectively. In the first nine months of 2000 and 1999, the Company's provision for loan losses was $750 thousand and $900 thousand, respectively.

Market Risk

      The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk"). The Company's financial performance is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and market value and adjust the balance sheet (if necessary) to minimize the inherent risk and maximize income. The Company's exposure to market risk and interest rate risk is reviewed on a regular basis by the Asset/Liability Committee of the Board of Directors. Tools used by management to evaluate risk include an asset/liability simulation model. At September 30, 2000, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. Based on the simulation, the results did not materially change from December 31, 1999. At September 30, 2000, the Company was within policy limits established by the Board of Directors for changes in net interest income and future economic value.

      The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the first nine months of 2000.

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

 Capital Adequacy

      The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

      The  Company's and the Bank's  capital  amounts and ratios are as follows:
(dollars in thousands)

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                              For Capital        Prompt Corrective
                                                            Actual          Adequacy Purposes    Action Provisions
                                                       ---------------      -----------------    -----------------
                                                        Amount   Ratio      Amount     Ratio      Amount    Ratio
                                                       --------  -----      -------   -------    --------  -------
As of September 30, 2000:
  Total Capital (to Risk Weighted Assets):
     The Company                                        $65,667  12.90%     $40,734     8.00%         N/A      N/A
     The Bank                                            65,177  12.77       40,828     8.00      $51,035   10.00%
  Tier 1 Capital (to Risk Weighted Assets):
     The Company                                         59,582  11.70       20,367     4.00          N/A      N/A
     The Bank                                            59,092  11.58       20,414     4.00       30,621     6.00
  Tier 1 Capital (to Average Assets):
     The Company                                         59,582   7.75       23,068     3.00          N/A      N/A
     The Bank                                            59,092   7.69       23,066     3.00       38,444     5.00

As of December 31, 1999:
  Total Capital (to Risk Weighted Assets):
     The Company                                        $64,209  13.91%     $36,925     8.00%         N/A      N/A
     The Bank                                            64,877  14.01       37,054     8.00      $46,318    10.00%
  Tier 1 Capital (to Risk Weighted Assets):
     The Company                                         58,733  12.72       18,463     4.00          N/A      N/A
     The Bank                                            59,401  12.82       18,527     4.00       27,791     6.00
  Tier 1 Capital (to Average Assets):
     The Company                                         58,733   8.32       21,167     3.00          N/A      N/A
     The Bank                                            59,401   8.45       21,080     3.00       35,133     5.00

Liquidity

      Liquidity is the ability to provide sufficient resources to meet all financial obligations and finance prospective business opportunities. Liquidity levels over any given period of time are a product of the Company's operating, financing and investing activities. The extent of such activities are often shaped by external factors such as competition for deposits and demand for loans.

      Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At September 30, 2000, total deposits amounted to $651.6 million, an increase of $52.7 million or 8.8% from December 31, 1999. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At September 30, 2000, advances from the FHLB and REPOS amounted to $16.4 million and $23.5 million, respectively, as compared to $27.0 million and $16.4 million, respectively, at December 31, 1999. The decrease in advances from the FHLB was due to the repayment of overnight borrowings resulting from the growth in deposit liabilities.

      In 2000, despite heightened competition for loans, loan and lease production continued to be the Company's principal investing activity. The loan and lease portfolio at September 30, 2000 amounted to $549.0 million, an increase of $37.1 million or 7.2% from $512.0 million at December 31, 1999.

      The Company's most liquid assets are cash and due from banks and federal funds sold. At September 30, 2000, the total of such assets amounted to $20.1 million or 2.7% of total assets, compared to $17.7 million or 2.5% of total assets at year-end 1999. The increase in cash and cash equivalents was due largely to the deposit growth.

      Another significant liquidity source is the Company's AFS securities. At September 30, 2000, AFS securities amounted to $130.9 million or 75.6% of total securities, compared to $107.3 million or 66.3% of total securities at year-end 1999.

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

New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments, and Hedging Activities, which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Reference is made to Note 3 of the Company's Consolidated Financial Statements of this Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following exhibits are furnished herewith:

            Exhibit No.
            -----------

            11    Statement re: computation of per share earnings

            27    Financial Data Schedule

      (b)   Reports on Form 8-K
            None filed for the quarter ended September 30, 2000

                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By: /s/ Anthony Labozzetta
    ------------------------------------------
        Anthony Labozzetta
        Executive Vice President & CFO
        (Duly Authorized Officer and Principal
        Financial and Accounting Officer)

Dated: November 14, 2000

Exhibit 11. Computation Re: Earnings Per Share
            (dollars in thousands, except per share amounts)

                            ---------------------------------------------------  ---------------------------------------------------
                                              Three Months Ended,                                  Nine Months Ended,
                            ---------------------------------------------------  ---------------------------------------------------
                                September 30, 2000         September 30, 1999        September 30, 2000         September 30, 1999
                            -------------------------  ------------------------  -------------------------  ------------------------
                                     Weighted   Per            Weighted   Per             Weighted   Per            Weighted    Per
                                      Average  Share            Average  Share             Average  Share            Average   Share
                            Income    Shares   Amount  Income   Shares   Amount  Income    Shares   Amount  Income   Shares   Amount
                            ------   --------  ------  ------  --------  ------  ------   --------  ------  ------  --------  ------

Basic Earnings per
   Common Share
Income available to
   common shareholders      $2,417     6,527   $0.37   $2,705     7,043   $0.38  $6,599     6,544   $1.01   $7,469    7,148    $1.04
                                               =====                      =====                     =====                      =====

Effect of Dilutive Shares
Options issued to
   management                             16                         39                        18                       35
                                       -----                      -----                     -----                     ----

Diluted Earnings per
   Common Share             $2,417     6,543   $0.37   $2,705     7,082   $0.38   $6,599    6,562   $1.01   $7,469    7,183    $1.04
                            ======     =====   =====   ======     =====   =====   ======    =====   =====   ======    =====    =====