Form 10-K
period 2000-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2001-04-02
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K
                                -----------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____

                         Commission File number 1-10518

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

       New Jersey                                                  22-2553159
------------------                                          -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation  or organization)                             Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                            07663
--------------------------------------------                        -----
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (201) 703-2265

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
        Title of Each Class                               which registered___
        -------------------                       ---------------------------
            None                                          Not Applicable
                            ------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                           Common Stock (no par value)

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of outstanding shares of the Registrant's common stock, no par value per share, as of March 20, 2001, was as follows:

    Class                                       Number of Outstanding Shares
Common Stock
(No par value)                                             6,545,378

The aggregate market value of Registrant's voting stock (based upon the closing trade price on March 20, 2001), held by non-affiliates of the Registrant was approximately $83,606,000.

Documents incorporated by reference:

Portions of Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference to Parts II and IV of this Annual Report on Form 10-K.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


PART I                                                                     PAGE

Item 1.  Business..........................................................   1
Item 2.  Properties........................................................   9
Item 3.  Legal Proceedings.................................................  10
Item 4.  Submission of Matters to a Vote of Security Holders...............  10

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................  11
Item 6.  Selected Consolidated Financial Data..............................  12
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........  14
Item 8.  Financial Statements and Supplementary Data.......................  14
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure............................  14

PART III

Item 10. Directors and Executive Officers of the Registrant................  14
Item 11. Executive Compensation............................................  15
Item 12. Security Ownership of Certain Beneficial Owners
         and Management....................................................  16
Item 13. Certain Relationships and Related Transactions....................  16

PART IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K...........................................  17

Signatures ................................................................  18

                                     PART I
Item 1.  Business

   General

     Interchange Financial Services Corporation (the "Company") is a New Jersey business corporation and registered bank holding company under the Bank Holding Company Act of 1956, as amended. It acquired all of the outstanding stock of Interchange Bank (formerly known as Interchange State Bank), a New Jersey chartered bank (the "Bank" or "Interchange"), in 1986. The Bank is the Company's principal operating subsidiary. The Company's principal executive office is located at Park 80 West/ Plaza Two, Saddle Brook, New Jersey 07663, and the telephone number is (201) 703-2265.

     As a holding company, the Company provides support services to its direct and indirect subsidiaries. These include executive management, personnel and benefits, risk management, data processing, strategic planning, legal, and accounting and treasury.

     The Bank, established in 1969, is a full-service commercial bank headquartered in Saddle Brook, New Jersey, and is a member of the Federal Reserve System. It offers banking services for individuals and businesses through its seventeen banking offices and one supermarket mini-branch in Bergen County, New Jersey. In 1998, the Company acquired The Jersey Bank for Savings ("Jersey Bank"), which maintained two banking offices: one in Montvale, New Jersey and another in River Edge, New Jersey. In connection with this acquisition, Jersey Bank was merged with and into the Bank and the branches of Jersey Bank became branches of the Bank. During 1998, the Bank also opened a full-service branch in Paramus, New Jersey adjacent to a shopping mall along with a mini-branch within a 70,000 square foot supermarket located in the same shopping mall in Paramus. During 2000, the Company opened two new branches, one in Waldwick, New Jersey and another in Ramsey, New Jersey. The new branch locations link the Company's service area from Montvale in the east to Oakland in the west, giving its northern Bergen County customers greater access to the Company's services. In 2000, the Company closed and relocated its Montvale branch to a better facility across the street.

     In addition to the Bank, the Company has a wholly owned direct  subsidiary:
Clover Leaf Mortgage Company, a New Jersey Corporation established in 1988, which is not currently engaged in any business activity. During 2000, Washington Interchange Corporation, a wholly owned direct subsidiary, was merged into the Bank.

     Subsidiaries of the Bank include: Clover Leaf Investment Corporation, established in 1988 to engage in the business of an investment company pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., established in 1990 to engage in sales of tax-deferred annuities; Clover Leaf Management Realty Corporation, established in 1998 as a Real Estate Investment Trust ("REIT") which manages certain real estate assets of the Company in an effort to take advantage of certain tax benefits; and Interchange Capital Company, L.L.C., established in 1999 to engage in equipment lease financing, specializing in small ticket vendor leasing, and the solicitation of end users in the Bank's current market. All of the Bank's subsidiaries are New Jersey corporations or Limited Liability company and are 100% owned by the Bank, except for the REIT which is 99% owned by the Bank.

Banking Operations

     Through the Bank, the Company offers a wide range of consumer banking services, including: checking and savings accounts, money-market accounts, certificates of deposit, individual retirement accounts, residential mortgages, home equity lines of credit and other second mortgage loans, home improvement loans, automobile loans, personal loans and overdraft protection. The Bank also offers a VISATM credit card and several convenience products, including the Interchange Check Card, which permits customers to access their checking accounts by using the card when making purchases. The Interchange Check Card can also be used as an ATM card to perform basic banking transactions. The Bank maintains twenty automated teller machines (operating within the MACTM, PlusTM, HONORTM, CIRRUSTM, VISATM, NYCETM, and MasterCardTM networks), which are located at fifteen of the banking offices, a supermarket, a mini-market and a college.

     Another service offered to customers is the Interchange Bank-LineTM, which allows customers the convenience of performing basic banking transactions, including Bill Payment, over the telephone. Established in 1999, the Interchange Bank-Line Center ("Bank-Line Center") is an inbound calling facility providing enhanced customer service via access to a single source for bank products and account information. Further, the Bank-Line Center serves as an outbound telemarketing resource, contacting prospective customers for new accounts. During the second quarter of 2000, the Bank introduced online insurance services for the consumer through InsureRateTM, one of the nation's leading online sources of insurance products.

     In July of 2000, the Bank announced the introduction of InterBank, the Bank's new online banking service. InterBank, which may be accessed through the Bank's web site at Interchangebank.com, provides Bank customers with 24-hour access to account information, enables them to process transfers between accounts, pay their bills electronically, generate an account statement and much more. Another new feature to be found on the Bank's web site is Interchange Marketplace, which allows visitors to shop at national retailers directly through the Bank's web site. The concept of one-stop banking and one-stop shopping is extended further to include insurance products, securities trading, and 24-hours a day/7 days a week loan applications, all of which are available through the Bank's web site.


     The Bank also is engaged in the financing of local business and industry, providing credit facilities and related services for smaller businesses, typically those with $1 million to $5 million in annual sales. Commercial loan customers of the Bank are businesses ranging from light manufacturing and local wholesale and distribution companies to medium-sized service firms and local retail businesses. Most forms of commercial lending are offered, including working capital
                                        2
lines of credit, small business administration loans, term loans for fixed asset acquisitions, commercial mortgages, equipment lease financing and other forms of asset-based financing.

     In addition to its origination activities, the Bank purchases packages of loans. In 2000 and 1999, the Bank purchased $13.5 million and $15.2 million of loans, respectively. These loans were subjected to the Bank's independent credit analysis prior to purchase. In the Bank's experience, there are opportunities to sell the Bank's other products and services to the borrowers whose loans are purchased. The Bank believes that purchasing loans will continue to be a desirable way to augment its portfolios as opportunities arise.

     The Bank also engages in mutual fund and annuities sales and brokerage services. An Investment Services Program is offered through an alliance between the Bank and the Independent Community Bankers Association of America ("ICBA"), under which mutual funds and annuities offered by ICBA are made available to the Bank's customers by Bank employees. The Bank has also expanded its product offerings by entering into an agreement with a third party provider to offer discount brokerage services to its customers. Interchange offers securities trading through its web site, which is hyperlinked to U.S. Clearing Corp., so that customers can access their brokerage accounts via the Internet. There is also a direct link from the Company's web site to the NASDAQ National Market to allow investors to keep informed of the daily quotes and market activity for the Company's common stock. The Company's common stock is listed for quotation on the NASDAQ National Market System under the symbol IFCJ.

     Deposits of the Bank are insured up to $100,000 per depositor by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC").

     Additional information about the Bank and the Company, our core purpose and values, and our products and services may be found on our Internet web site at Interchangebank.com. Information contained on our Internet web site is not part of this Annual Report on Form 10-K and is not being incorporated by reference into this report.

Market Areas

     The Company's principal market for its deposit gathering and loan origination activities covers major portions of Bergen County in the northeastern corner of New Jersey adjacent to New York City. Bergen County has a relatively large affluent base for the Company's services. The principal service areas of the Company represent a diversified mix of stable residential neighborhoods with a wide range of per household income levels; offices, service industries and light industrial facilities; and large shopping malls and small retail outlets.

     For years, the Bank has conducted periodic market research to keep aware of market trends. Much of this research affirmed that consumer financial needs and preferences are directly related to identifiable life stages. In response to these distinctive preferences, the Bank has designed and marketed "packaged" products to appeal to these different consumer life stage segments.

     Since a preponderance of the population within the Bank's principal market are in the age groups of 35-54 and 55+, Interchange has strategically targeted these two life stage segments by designing and marketing "packaged" products which include deposit, credit and other services sold together as a product unit. Examples of these "packaged" products include Money Maker Account and Prime Time Account. We also recognized the needs of "Generation X" customers (ages 25 - 34) with the Money Plus Account and our youngest customers with the Grow'N Up Savings(R) Passbook Account. The Bank was among the first to offer such packaged financial products in its area and management believes this strategy have been successful in attracting deposits and building a loyal client base.

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

Competition

     Competition in the banking and financial services industry within the Company's primary market area is strong. The Bank competes actively with national and state-chartered commercial banks, operating on a local and national scale, and other financial institutions, including savings and loan associations, mutual savings banks, and credit unions. In addition, the Bank faces competition from less heavily regulated entities such as brokerage institutions, money management firms, consumer finance and credit card companies and various other types of financial services companies. Many of these institutions are larger than the Bank, some are better capitalized, and a number pursue community banking strategies similar to those of the Bank.

     Management believes that opportunities continue to exist to satisfy the deposit and borrowing needs of small and middle market businesses. Larger banks continued to show an appetite for only the largest loans, finding themselves ill-equipped to administer smaller loans profitably. Interchange has the desire and the ability to give smaller businesses the service they require. Interchange meets this need through a unique program called Rapid Response Banking. The program provides commercial loans up to $150,000 with a streamlined approval process that borrows liberally from standard consumer lending practices. Many small businesses eventually become midsize businesses, with a corresponding change in their financial requirements. As these businesses grow, they do not outgrow Interchange because of its ability to be responsive to both small and midsize business constituencies. Businesses of all sizes and professionals of all disciplines have benefited from our extensive selection of commercial services and products. For example, the Business Class Banking Account offers checking with a variety of extra services including Interbanking - a proprietary product which allows the business customer to do routine business banking right from their office computer.

And through our subsidiary, Interchange Capital Company, L.L.C., we are able to extend cost-effective equipment leasing solutions for a variety of expansion and upgrading projects. By designing programs to accommodate the changing needs of growing businesses, Interchange is extending the longevity of valuable customer relationships.

Personnel

     The Company had on average 206 full-time-equivalent employees during 2000. The Company believes its relationship with employees to be good.

Regulation and Supervision

     Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of those goals, Congress has created several largely autonomous regulatory agencies and enacted myriad legislation that governs banks, bank holding companies and the banking industry. Descriptions and references to the statutes and regulations below are brief summaries thereof and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

     The Holding Company Act also provides that, with certain limited exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or (ii) own or control more than five percent (5%) of the voting shares of any company that is not a bank, including any foreign company. A bank holding company is permitted, however, to acquire shares of any company the activities of which the Federal Reserve, after due notice and opportunity for hearing, has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve has issued regulations setting forth specific activities that are permissible under the exception. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Under certain circumstances, prior approval of the Federal Reserve is required under the Holding Company Act before a bank holding company may purchase or redeem any of its equity securities.

     Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Modernization Act"), enacted on November 11, 1999, with an effective date of March 11, 2000, expanded the types of activities in which a bank holding company may engage. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities, and activities that the Federal Reserve considers to be closely related to banking. A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the Federal Reserve guidelines (See "Capital Adequacy Guidelines" below), is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities permitted only for financial holding companies. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Holding Company Act. Presently, the Company has chosen not to become a financial holding company.


     In a similar manner, a bank may establish one or more subsidiaries, which subsidiaries may then engage in activities that are financial in nature. Applicable law and regulations provide, however, that the amount of such investments are generally limited to 45% of the total assets of the bank, and such investments are not aggregated with the bank for determining compliance with capital adequacy guidelines. Further, the transactions between the bank and such a subsidiary are subject to certain limitations. (See generally, the discussion of "Transactions with Affiliates" below.)

     Under the Modernization Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries.

Expanded financial activities of financial holding companies will generally be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. Many, but not all, implementing regulations under the Modernization Act have been promulgated in final form. The Company cannot predict the full effect of the new legislation.

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

Capital Adequacy Guidelines

     The Federal Reserve issued guidelines establishing risk-based capital requirements for bank holding companies having more than $150 million in assets and member banks of the Federal Reserve System. The guidelines established a risk-based capital framework consisting of (1) a definition of capital and (2) a system for assigning risk weights. Capital consists of Tier I capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier II, which includes a portion of the allowance for loan losses. Effective October 1, 1998, the Federal Reserve adopted an amendment to its risk-based capital guidelines that permits insured depository institutions to include in their Tier II capital up to 45% of the pre-tax net unrealized gains on certain available for sale equity securities. All assets and off-balance-sheet items are assigned to one of four weighted risk categories ranging from 0% to 100%. Higher levels of capital are required for the categories perceived as representing the greater risks. The Federal Reserve established a minimum risk-based capital ratio of 8% (of which at least 4% must be Tier I). An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance sheet items into account in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards. In addition to the risk-based guidelines discussed above, the Federal Reserve requires that a bank holding company and bank which meet the regulator's highest performance and operational standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier I capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased. At December 31, 2000 the Company and the Bank satisfied these ratios and has been categorized as a well-capitalized institution, which in the regulatory framework for prompt corrective action imposes the lowest level of supervisory restraints. See Note 13 to the Company's audited Consolidated Financial Statements for additional information regarding the Company's and the Bank's capital adequacy.


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

     The Federal Reserve is vested with broad enforcement powers over bank holding companies to forestall activities that represent unsafe or unsound practices or constitute violations of law. These powers may be exercised through the issuance of cease and desist orders or other actions. The Federal Reserve is also empowered to assess civil money penalties against companies or individuals that violate the Holding Company Act, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of non-banking subsidiaries by bank holding companies. Neither the Company nor any of its affiliates has ever been the subject of any such actions by the Federal Reserve.

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

     Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine "assessment risk classifications" based on its capital classification and the FDIC's consideration of supervisory evaluations provided by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2001 to 0% assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of 0.27% of total deposits. In addition to its insurance assessment, each insured bank is subject to a debt service assessment of $0.0196 and $0.0190 per one hundred dollars of deposits during the first and second quarters of 2001, respectively, to help recapitalize the Savings Association Insurance Fund of the FDIC. During 2000, the Bank's BIF debt service assessment rates ranged between 2.02 and 2.12 basis points. The Bank's deposit insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

     The foregoing is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.


Item 2.  Properties

     The Company leases eleven banking offices, one mini-branch within a supermarket, one operations/support facility and one administrative/executive facility. It also leases three locations for the sole purposes of operating Automated Teller Machines. It owns five banking offices and leases land on which it owns one bank building. All of the facilities are located in Bergen County, New Jersey, which constitutes the Company's primary market area.

     Net investment in premises and equipment totaled $11.2 million at December 31, 2000. Annual rental payments with respect to the Company's leased facilities were $1.3 million for the year ended December 31, 2000.

     In the opinion of management, the physical properties of the Company and its subsidiaries are suitable and adequate and, except for those facilities that have been secured for future expansion, are being fully utilized.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2000.

                                     Part II

Forward Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relate to the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions are generally intended to identify such forward looking statements. Such statements are intended to be covered by the safe harbor provisions for forward looking statements contained in such Act and we are including this statement for purposes of invoking these safe harbor provisions. These forward looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for future losses associated with the loan portfolio, the prospects of continued loan and deposit growth and improved credit quality. The forward looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment; (iii) general economic conditions, internationally, nationally, or in the State of New Jersey; and (iv) legislation or regulatory requirements or changes adversely affecting the business of the Company. Readers should not place undue expectations on any "forward looking statements." We are not promising to make any public announcement when we consider "forward looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     The Company's common stock is presently listed for quotation on the NASDAQ National Market System under the symbol "IFCJ." Effective January 17, 2001, the Company de-listed its common stock from trading on the American Stock Exchange, which had been trading under the symbol "IFC". Contemporaneous with this action, the Company's common stock became listed for quotation on the NASDAQ National Market System. On January 16, 2001, the Company issued a press release to report this change. At February 15, 2001, there were approximately 1,208 shareholders of record. A portion of the Company's common stock is held in "street name" by nominees for beneficial owners, so the actual number of shareholders is probably higher. The following table sets forth, for the periods indicated, the reported high and low sales prices by quarter:


Table 13
----------------------------------------------------------------------------------------------------
Quarterly Common Stock Price Range
for the years ended December 31,
----------------------------------------------------------------------------------------------------

The Company's common stock is quoted on the NASDAQ National Market System under the symbol "IFCJ."


                                              High          Low          Cash
                                             Sales         Sales       Dividends
                                             Price         Price       Declared
                                          ------------   ----------- -----------
1998
          First quarter (1) . . . . . . .    $21.25      $ 18.17      $ 0.100
          Second quarter . . . . . . . . .    23.25        19.25        0.100
          Third quarter  . . . . . . . . .    20.88        15.31        0.100
          Fourth quarter  . . . . . . . .     17.75        14.06        0.100

1999
          First quarter  . . . . . . . . .  $ 17.50      $ 16.00      $ 0.120
          Second quarter . . . . . . . . .    17.38        15.50        0.120
          Third quarter  . . . . . . . . .    19.63        16.63        0.120
          Fourth quarter  . . . . . . . .     18.13        16.13        0.120

2000
          First quarter  . . . . . . . . .  $ 17.50      $ 13.63      $ 0.125
          Second quarter . . . . . . . . .    14.38        12.13        0.125
          Third quarter  . . . . . . . . . .  13.75        12.00        0.125
          Fourth quarter  . . . . . . . . . . 15.00        12.94        0.125

The number of stockholders of record as of February 15, 2001 was 1,208.
----------------------------------------------------------------------------------------------------

(1) On February 26, 1998, the Company declared a 3 for 2 Stock Split distributed on April 17, 1998 to shareholders of record on March 20, 1998. The high and low sales prices and the cash dividends have been restated to reflect the effects of the stock split.


     A cash dividend of $0.12 and $0.125 was declared on each common share outstanding in each quarter during 1999 and 2000, respectively. In 2000, a cash dividend of $0.12 was paid in the first quarter and $0.125 was paid in the second, third and fourth quarters.

     The Company intends, subject to its financial results, contractual, legal, and regulatory restrictions, and other factors that its Board of Directors may deem relevant, to declare and pay a quarterly cash dividend on it's common stock in the future. The principal source of the funds to pay any dividends on the Company's common stock is dividends received from the Bank. Certain federal and state regulators impose restrictions on the payment of dividends by banks. See "Business - Supervision and Regulation" for a discussion of these restrictions.

Item 6. Selected Consolidated Financial Data

     The following selected financial data are derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Consolidated Statements of Financial Condition as of December 31, 2000 and 1999, and the Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000 and the report thereon of Deloitte & Touche LLP are included on pages 28 through 47 of the Company's 2000 Annual Report to Shareholders filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

Item 6. Selected Consolidated Financial Data

FINANCIAL HIGHLIGHTS
Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                      2000        1999       1998        1997        1996
                                                                   ---------   ---------  ---------  ----------   ----------
Income Statement Data (in thousands)

     Interest income                                                $ 55,791    $ 49,301   $ 48,820    $ 45,310   $ 41,379
     Interest expense                                                 24,227      18,783     19,864      18,566     16,983
                                                                    ---------   ---------  ---------  ----------   ----------
       Net interest income                                            31,564      30,518     28,956      26,744     24,396
     Provision for loan losses                                           750       1,200        951       1,653        747
                                                                    ---------   ---------  ---------  ----------   ----------
       Net interest income after provision for loan losses            30,814      29,318     28,005      25,091     23,649
     Non-interest income                                               4,211       5,339      4,928       4,774      4,248
     Non-interest expenses                                            21,177      20,063     19,416      17,655     17,492
                                                                    ---------   ---------  ---------  ----------   ----------
       Income before income taxes                                     13,848      14,594     13,517      12,210     10,405
     Income Taxes                                                      4,592       4,959      4,908       4,285      3,654
                                                                    ---------   ---------  ---------  ----------   ----------
     Net income                                                      $ 9,256     $ 9,635    $ 8,609     $ 7,925    $ 6,751
                                                                    =========   =========  =========  ==========   ==========
Per Share Data
    Before acquisition costs
     Basic earnings per common share                                   $1.42       $1.37      $1.32       $1.11      $0.95
     Diluted earnings per common share                                  1.41        1.36       1.31        1.10       0.94
    After acquisition costs
     Basic earnings per common share                                    1.42        1.37       1.20        1.11       0.95
     Diluted earnings per common share                                  1.41        1.36       1.19        1.10       0.94
     Cash dividends declared                                            0.50        0.48       0.40        0.36       0.33
     Book value--end of year                                            9.49        8.66       8.66        7.86       7.02
     Tangible book value--end of year                                   9.48        8.60       8.56        7.71       6.80
     Weighted average shares outstanding (in thousands)
       Basic                                                           6,540       7,031      7,189       7,132      7,124
       Diluted                                                         6,558       7,062      7,237       7,222      7,190

Balance Sheet Data--end of year (in thousands)
     Total assets                                                  $ 770,244   $ 706,125  $ 685,364    $625,050   $572,512
     Securities held to maturity and securities available for sale   161,354     161,889    149,930     135,997    143,339
     Loans                                                           560,879     511,976    478,717     438,273    384,060
     Allowance for loan losses                                         6,154       5,476      5,645       5,231      3,968
     Total deposits                                                  668,860     598,992    598,732     540,765    491,637
     Securities sold under agreements to repurchase                   18,500      16,431      8,780      13,028     10,904
     Short-term borrowings                                            13,000      13,975      9,768           -          -
     Long-term borrowings                                                  -      13,000          -       9,876      9,983
     Total stockholders' equity                                       61,984      58,276     62,372      56,130     50,048

Selected Performance Ratios
    Before acquisition costs
     Return on average total assets                                     1.24 %      1.39 %     1.44 %      1.33 %     1.22 %
     Return on average total stockholders' equity                      16.18       15.52      16.05       14.95      14.09
    After acquisition costs
     Return on average total assets                                     1.24        1.39       1.31        1.33       1.22
     Return on average total stockholders' equity                      16.18       15.52      14.53       14.95      14.09
   Dividend Payout                                                     35.24       35.04      32.81       30.08      32.19
    Average total stockholders' equity to average total assets          7.64        8.99       9.00        8.89       8.68
    Net yield on interest earning assets (taxable equivalent)           4.44        4.64       4.62        4.78       4.75
    Efficiency ratio (1)                                               58.52       56.81      53.59       56.47      60.02
    Non-interest income to average total assets                         0.56        0.77       0.75        0.80       0.77
    Non-interest expenses to average total assets                       2.83        2.90       2.95        2.96       3.17

Asset Quality--end of year (in thousands)
     Nonaccrual loans to total loans                                    0.25  %     0.22  %    0.25 %     0.35  %    0.66  %
     Nonperforming assets to total assets                               0.21        0.22       0.26       0.33       0.67
     Allowance for loan losses to nonaccrual loans--end of year       441.15      491.12     471.20     345.51     157.02
     Allowance for loan losses to total loans--end of year              1.10        1.07       1.18       1.19       1.03
     Net charge-offs to average loans                                   0.01        0.28       0.12       0.10       0.20

Liquidity and Capital
     Average loans to average deposits                                 82.81  %    81.79  %   81.06 %    78.09  %   72.19  %
     Total stockholders' equity to total assets                         8.05        8.25       9.10       8.98       8.74
     Tier I capital to risk weighted assets                            11.75       12.72      13.80      13.19      13.79
     Total capital to risk weighted assets                             12.92       13.91      15.12      14.44      15.04
     Tier I capital to average assets                                   8.02        8.32       9.08       8.79       8.65

----------------------------------------------------------------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 27 of the Company's 2000 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     The information regarding the market risk of the Company's financial instruments, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 24 of the Company's 2000 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.

Item 8.  Financial Statements and Supplemental Data

     The financial statements required by this Item are included in the Company's 2000 Annual Report to Shareholders on pages 28 through 47, filed as
Exhibit 13 hereto and incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

Item 10. Directors and Executive Officers

     a. Directors

     The information contained in the section entitled "Nominees and Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

     b.  Executive Officers

    The following table sets forth the names, ages, and present positions of the Company's and the Bank's principal executive officers:


         Name                                        Age               Positions Held with the Company and the Bank
         ----                                        ---               --------------------------------------------

         ANTHONY S. ABBATE . . . . . . . . . .       61                President and Chief Executive Officer
         ANTHONY J. LABOZZETTA. . . . . . .  .       37                Executive Vice President and Chief Financial Officer
         FRANK R. GIANCOLA . . . . . . . . . . .     47                Senior Vice President--Operations
         PATRICIA  D. ARNOLD . . . . . . . . . .     42                Senior Vice President--Commercial Lending

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

c. Compliance with Section 16(a)

Information contained in the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.


Item 11.  Executive Compensation

     Information contained in the section entitled "Executive Compensation" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained in the section entitled "Amount and Nature of Beneficial Ownership" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

     The information contained in the section entitled "Transactions with Management" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


     (a)  The following documents are filed as part of this Report:

          1. Financial Statements: The Financial Statements listed under Item 8 to this Report are set forth at pages 29 through 32, and the Notes to Consolidated Financial Statements are set forth at pages 33 through 47, of the Annual Report to Shareholders for 2000 (See
               Exhibit 13 under paragraph (a)3 of this Item 14).

          2. Financial Statement Schedules: All required schedules for the Company and its subsidiaries have been included in the Consolidated Financial Statements or related Notes thereto.

          3. Exhibits: Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described in such parenthetical reference.

               Exhibit 3(a) Certificate of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3 to Form S-4, filed April 27, 1998, Registration Statement No.333-50065)

               Exhibit 3(b) Bylaws of registrant (Incorporated by reference to Exhibit 3(b) to Form S-2, filed July 22, 1992, Registration Statement No. 33-49840)

            *  Exhibit 10(a) Agreement for legal  services  between Andora and Romano and Registrant, dated May 25, 2000

          (1)  Exhibit 10(b) Outside Director Incentive Compensation Plan
                             Form S-8, filed June 26, 2000, Registration
                             Statement No. 33-40098

          (1)  Exhibit 10(c) Stock Option and Incentive Plan of 1997
                             (Incorporated by reference to Exhibit 4(c) to Form S-8, filed September 30, 1997, Registration Statement No. 33-82530)

          (1)  Exhibit 10(d) Directors' Retirement Program (Incorporated
                             by reference to Exhibit 10(i)(3) to Annual Report on Form 10-K for fiscal year ended December 31,
                             1994)

          (1)  Exhibit 10(e) Executives' Supplemental Pension Plan
                             (Incorporated by reference to Exhibit 10(i)(4) to Annual Report on Form 10-K for fiscal year ended December 31, 1994)

            *  Exhibit 11    Statement regarding Computation of per share
                             earnings

            *  Exhibit 13    Portion of the Annual Report to Shareholders for
                             the year ended December 31, 2000

            *  Exhibit 21    Subsidiaries of Registrant

            *  Exhibit 23    Independent Auditors' Consent of Deloitte &
                             Touche LLP

     (b)  Reports on Form 8-K during the quarter ended December 31,2000:

                  None.
         ------------------------------
(1) Pursuant to Item 14(a) - 3 of Form 10-K, this exhibit represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this item.

*    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Interchange Financial Services Corporation

By:/s/ Anthony S. Abbate                       By:/s/ Anthony Labozzetta
   ----------------------------------------    ---------------------------------
   Anthony S. Abbate                           Anthony Labozzetta
     President and Chief Executive Officer       Executive Vice President and
                                                 Chief Financial Officer
     (principal executive officer)               (principal financial and
                                                  accounting officer)


March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/Anthony S. Abbate                        /s/Anthony Labozzetta
-------------------------------------       -----------------------------------
Anthony S. Abbate      March 23, 2001       Anthony Labozzetta    March 23, 2001
   Director                                    Executive Vice President and
   President and Chief Executive Officer       Chief Financial Officer

/s/Anthony D. Andora                        /s/Nicholas R. Marcalus
--------------------------------------      -----------------------------------
Anthony D. Andora      March 23, 2001       Nicholas R. Marcalus  March 23, 2001
   Director                                    Director
   Chairman of the Board

/s/Donald L. Correll                        /s/Eleanore S. Nissley
--------------------------------------      ------------------------------------
Donald L. Correll      March 23, 2001       Eleanore S. Nissley   March 23, 2001
   Director                                    Director

/s/Anthony R. Coscia                        /s/Jeremiah F. O'Connor
--------------------------------------      ------------------------------------
Anthony R. Coscia      March 23, 2001       Jeremiah F. O'Connor  March 23, 2001
   Director                                    Director

/s/John J. Eccleston                        /s/Robert P. Rittereiser
--------------------------------------      ------------------------------------
John J. Eccleston      March 23, 2001       Robert P. Rittereiser March 23, 2001
   Director                                    Director

/s/David R. Ficca                           /s/Benjamin Rosenzweig
---------------------------------------     ------------------------------------
David R. Ficca         March 23, 2001       Benjamin Rosenzweig   March 23, 2001
   Director                                     Director

/s/James E. Healey
---------------------------------------
James E. Healey        March 23, 2001
   Director