Form 10-Q
period 2001-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2001-05-15
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q
                                -----------------



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, MARCH 31, 2001

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____


                         Commission File number 1-10518


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

       New Jersey                                               22-2553159
--------------------------------                              --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation  or organization)                              Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                         07663
-----------------------------------------                        -----
(Address of principal executive offices)                       (Zip Code)


      Registrant's telephone number, including area code: (201) 703-2265

                                      None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     The number of outstanding shares of the Registrant's common stock, no par value per share, as of April 30, 2001, was 6,545,378 shares.

               INTERCHANGE FINANCIAL SERVICES CORPORATION


                                   INDEX


PART I            FINANCIAL INFORMATION
                                                                        Page No.
         Item 1   Financial Statements
                   Consolidated Balance Sheets as of
                   March 31, 2001 and December 31, 2000 . . . . . . .         1

                   Consolidated Statements of Income for the three months
                   ended March 31, 2001 and 2000 . . . . . . . . . .          2

                   Consolidated Statements of Changes in
                   Stockholders' Equity for the three months ended
                   March 31, 2001 and 2000 . . . . . . . . . . . . .          3

                   Consolidated Statements of Cash Flows for the
                   three months ended March 31, 2001 and 2000 . . . .         4

                   Notes to Consolidated Financial Statements . . . .         5

         Item 2    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . ..         7

         Item 3 Quantitative and Qualitative Disclosures About Market Risk (Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operation in the section
                   on Market Risk). . . . . . . . . . . . . . . . .          14



PART II   OTHER INFORMATION

         Item 1    Legal Proceedings . . . . . . . . . . . . . . . .         18

         Item 2    Changes in Securities and Use of Proceeds.  . . .         18

         Item 3    Defaults upon Senior Securities . . . . . . . . .         18

         Item 4    Submission of Matters to a Vote of Security Holders       18

         Item 5    Other Information . . . . . . . . . . . . . . . .         18

         Item 6    Exhibits and Reports on Form 8-K . . . . . . . ..         18

                   Signatures . . . . . . . . . . . . . . .  . . . .         19



Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                             March 31,   December 31,
                                                                                2001           2000
                                                                           ------------  -------------
Assets
Cash and due from banks                                                       $ 18,682       $ 22,100
Federal funds sold                                                              26,850         11,050
                                                                           ------------    ------------
Total cash and cash equivalents                                                 45,532         33,150
                                                                           ------------    ------------

Securities held to maturity at amortized cost (estimated market value of $44,240 and $41,400 for March 31, 2001 and December 31, 2000,
  respectively)                                                                43,604         41,042
                                                                            ------------   ------------
Securities available for sale at estimated market value (amortized cost of $124,280 and $119,306 for March 31, 2001 and December 31, 2000,
  respectively)                                                                126,179        120,312
                                                                           ------------    ------------

Loans                                                                          570,371        560,879
Less:  Allowance for loan and lease losses                                       6,375          6,154
                                                                            ------------   ------------
Net loans                                                                      563,996        554,725
                                                                            ------------   ------------

Premises and equipment, net                                                     11,093         11,239
Foreclosed real estate and other repossesed assets                                 260            250
Accrued interest receivable and other assets                                     8,480          9,526
                                                                            ------------   ------------
Total assets                                                                  $799,144       $770,244
                                                                            ============   ============


Liabilities
Deposits
  Non-interest bearing                                                        $114,235       $107,702
  Interest bearing                                                             585,831        561,158
                                                                            ------------   ------------
Total deposits                                                                 700,066        668,860
                                                                            ------------   ------------

Securities sold under agreements to repurchase                                  14,000         18,500
Short-term borrowings                                                           13,000         13,000
Accrued interest payable and other liabilities                                   7,890          7,900
                                                                            ------------   ------------
Total liabilities                                                              734,956        708,260
                                                                            ------------   ------------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 15,000,000 shares authorized;
  6,545,378 and 6,530,498 shares issued and outstanding at
  March 31, 2001 and December 31, 2000, respectively                             5,397          5,397
Capital surplus                                                                 21,063         21,077
Retained earnings                                                               49,183         47,735
Accumulated other comprehensive income                                           1,041            526
                                                                            ------------   ------------
                                                                                76,684         74,735
Less:  Treasury stock                                                           12,496         12,751
                                                                            ------------   ------------
Total stockholders' equity                                                      64,188         61,984
                                                                            ------------   ------------
Total liabilities and stockholders' equity                                    $799,144       $770,244
                                                                            ============   ============

--------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                       1

Interchange Financial Services Corporation
-------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31,
-------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)

                                                                          2001             2000
                                                                      ------------     ------------

Interest income
Interest and fees on loans                                              $ 11,685       $ 10,364
Interest on federal funds sold                                               305            100
Interest and dividends on securities
  Taxable interest income                                                  2,395          2,222
  Interest income exempt from federal income taxes                           145            159
  Dividends                                                                   72             61
                                                                      ------------     ------------
Total interest income                                                     14,602         12,906
                                                                      ------------     ------------

Interest expense
Interest on deposits                                                       6,066          4,822
Interest on securities sold under agreements to repurchase                   215            221
Interest on short-term borrowings                                            205             76
Interest on long-term borrowings                                               -            207
                                                                      ------------    ------------
Total interest expense                                                     6,486          5,326
                                                                      ------------    ------------

Net interest income                                                        8,116          7,580
Provision for loan and lease losses                                          180            300
                                                                      ------------    ------------
Net interest income after provision for loan losses                        7,936          7,280
                                                                      ------------    ------------

Non-interest income
Service fees on deposit accounts                                             598            547
Net gain on sale of securities                                                65             97
Other                                                                        561            323
                                                                      ------------    ------------
Total non-interest income                                                  1,224            967
                                                                      ------------    ------------

Non-interest expenses
Salaries and benefits                                                      3,072          2,759
Occupancy                                                                    842            740
Furniture and equipment                                                      279            282
Advertising and promotion                                                    178            295
Federal Deposit Insurance Corporation assessment                              33             32
Foreclosed real estate                                                         9              6
Other                                                                      1,273          1,300
                                                                      ------------    ------------
Total non-interest expenses                                                5,686          5,414
                                                                      ------------    ------------

Income before income taxes                                                 3,474          2,833
Income taxes                                                               1,143            943
                                                                      ------------    ------------
Net income                                                               $ 2,331        $ 1,890
                                                                      ============    ============

Basic earnings per common share                                            $0.36          $0.29
                                                                      ============    ============
Diluted earnings per common share                                          $0.36          $0.29
                                                                      ============    ============
-------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
                                       2

Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
(unaudited)
                                                                              Accumulated
                                                                                 Other
                                                       Comprehensive Retained Comprehensive  Common   Capital    Treasury
                                                         Income      Earnings    Income      Stock    Surplus     Stock      Total
                                                        -----------  --------  -----------   ------  ---------  ----------  -------

Balance at January 1, 2000                                            $41,741     $(675)     $5,397     $21,244    $(9,431) $58,276
Comprehensive income
  Net Income                                              1,890         1,890                                                 1,890
  Other comprehensive income, net of taxes
  Unrealized  losses on debt securities                    (257)
  Less: gains on disposition of equity securities           (61)
                                                         -------
  Other comprehensive loss                                 (318)                   (318)                                       (318)
                                                         -------
Comprehensive income                                     $1,572
                                                         =======
Dividends on common stock                                                (815)                                                 (815)
Issued 11,406 shares of common stock in connection
  with Executive Compensation Plan                                                                           (6)       196      190
Issued 11,406 shares of common stock in connection with
  Executive Compensation Plan                                                                               (37)        67       30
Exercise of 4,134 option shares
Purchased 225,640 shares of common stock                                                                            (3,797)  (3,797)
                                                                      -------- ------------  ---------  --------  --------   -------
Balance at March 31, 2000                                              42,816      (993)      5,397      21,201    (12,965)  55,456

Comprehensive income
  Net Income                                             $7,366         7,366                                                 7,366
  Other comprehensive income, net of taxes
  Unrealized gains on AFS debt securities                 1,519
                                                         -------
  Other comprehensive income                              1,519                   1,519                                       1,519
                                                         -------

Comprehensive income                                     $8,885
                                                         ========

Dividends on common stock                                              (2,447)                                               (2,447)
Exercised 12,500 option shares                                                                             (124)       214       90

                                                                     ---------- ---------- --------    --------    --------   ------
Balance at December 31, 2000                                           47,735       526       5,397      21,077    (12,751)  61,984


    Net Income                                           $2,331         2,331                                                 2,331
    Other comprehensive income, net of taxes
      Unrealized gains on AFS debt securities               515
                                                         --------
    Other comprehensive income                              515                     515                                         515
                                                         --------

Comprehensive income                                     $2,846
                                                         ========

Dividends on common stock                                                (883)                                                 (883)
Issued 14,880 shares of common stock in connection
  with Executive Compensation Plan                                                                          (14)       255      241


                                                                     ---------- ---------- ---------   --------   --------  --------
Balance at March 31, 2001                                             $49,183    $1,041      $5,397     $21,063   $(12,496) $64,188
                                                                     ========== ========== =========   ========  ========== ========


------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                       3

Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
(unaudited)
                                                                                           2001           2000
                                                                                       ------------   ------------
Cash flows from operating activities
Net income                                                                               $ 2,331        $ 1,890
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                              368            349
  Amortization of securities premiums                                                        148             91
  Accretion of securities discounts                                                          (83)           (54)
  Amortization of premiums in connection with acquisition                                     58             78
  Provision for loan losses                                                                  180            300
  Net gain on sale of securities                                                             (65)           (97)
  Net gain on sale of loans                                                                  (23)             -
Decrease (increase) in operating assets
  Accrued interest receivable                                                                307            140
  Other                                                                                      281           (357)
(Decrease) increase in operating liabilities
  Accrued interest payable                                                                   (13)           298
  Other                                                                                        3            320
                                                                                       ------------   ------------
Cash provided by operating activities                                                      3,492          2,958
                                                                                       ------------   ------------

Cash flows from investing activities
(Payments for) proceeds from
  Purchase of loans                                                                       (9,658)             -
  Net originations of loans                                                                 (354)        (4,910)
  Sale of loans                                                                              574              -
  Purchase of securities available for sale                                              (10,805)       (21,325)
  Maturities of securities available for sale                                              5,846          2,020
  Sale of securities available for sale                                                        -         17,696
  Purchase of securities held to maturity                                                 (9,367)          (523)
  Maturities of securities held to maturity                                                6,789          1,733
  Sale of securities held to maturity                                                          -          2,002
  Purchase of fixed assets                                                                  (199)          (517)
  Sale of fixed assets                                                                         -              -
                                                                                       ------------   ------------
Cash used in investing activities                                                        (17,174)        (3,824)
                                                                                       ------------   ------------

Cash flows from financing activities
Proceeds from (payments for)
  Deposits less than/in excess of withdrawals                                             31,206         32,098
  Securities sold under agreements to repurchase and other borrowings                     15,000             50
  Retirement of securities sold under agreement to repurchase and
    other borrowings                                                                     (19,500)       (13,975)
  Dividends                                                                                 (883)          (815)
  Treasury stock                                                                               -         (3,797)
  Common stock issued from treasury                                                          255            190
  Exercise of option shares                                                                  (14)            30
                                                                                       ------------   ------------
Cash provided by (used in) financing activities                                           26,064         13,781
                                                                                       ------------   ------------

Increase (Decrease) in cash and cash equivalents                                          12,382         12,915
Cash and cash equivalents, beginning of year                                              33,150         17,669
                                                                                       ------------   ------------
Cash and cash equivalents, end of period                                                 $45,532        $30,584
                                                                                       ============   ============

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                                                $5,761         $5,028
  Income taxes                                                                                82              3

Supplemental disclosure of non-cash investing activities:
  Loans transferred to foreclosed real estated and other
    repossessed assets                                                                        10              -
  Decrease (increase) - market valuation of securities available for sale                   (515)           318

------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                       4

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Interchange Financial Services Corporation and its wholly owned subsidiaries (the "Company") including its principal operating subsidiary, Interchange Bank (the "Bank"), and have been prepared in conformity with accounting principles generally accepted in the United States of America within the banking industry and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America within the banking industry have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2000.

     The consolidated financial data for the three months ended March 31, 2001 and 2000, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

4. New Accounting Pronouncement

     On December 31, 2000, the Company adopted SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 requires the reclassification of certain pledged assets and disclosures regarding collateral for the December 31, 2000 Consolidated Balance Sheet. The Company's pledged assets to secured parties cannot be sold or repledged by those parties, therefore, no reclassification of pledged assets on the consolidated balance sheet was necessary for such transactions. Other provisions of SFAS 140 are not required to be implemented until after March 31, 2001. The Company does not anticipate a significant impact on its financial position or results of operations from the full adoption of this standard.

5. Cash Dividend

     The Company declared a cash dividend of $0.135 per share, payable on April 13, 2001 to shareholders of record as of February 22, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2001 and 2000, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

Forward Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relate to the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward looking statements contained in such Act and we are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for future losses associated with the loan portfolio, the prospects of continued loan and deposit growth and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment; (iii) general economic conditions, internationally, nationally, or in the State of New Jersey; and (iv) legislation or regulatory requirements or changes adversely affecting the business of the Company. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Earnings Summary

     For the first quarter of 2001, the Company reported net income of $2.3 million, an increase of $441 thousand over the same period last year. Earnings per diluted common share increased 24.1% to $0.36 from $0.29 for the same period in 2000, an increase of $0.07. The earnings growth was driven largely by a $656 thousand, or 9.0%, increase in net interest income after provision for loan losses. The increase in net interest income was attributable to the Company's loan production, which resulted in $49.0 million of growth in average loans. In addition, non-interest income increased $257 thousand, or 26.6%, over the same period last year, which contributed to the increase in earnings. The growth in revenues was partly offset by a $272 thousand, or 5.0%, increase in non-interest expenses, which largely reflect the costs associated with two branches opened in the past nine months as well as the growth of Interchange Capital Company, LLC ("ICC"), the Bank's equipment lease financing subsidiary.

                              RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax-equivalent basis increased $562 thousand, or 7.4%, to $8.2 million for the quarter ended March 31, 2001 as compared to the same quarter of 2000. The increase in net interest income is due primarily to the growth in interest earning assets, particularly loans. This asset growth was funded predominately by deposit liabilities. The growth in earning assets contributed to the increase in earnings despite an unfavorable interest rate environment leading into this first quarter that was partly responsible for the compression in the net interest margin ("margin"). The margin decreased 10 basis points to 4.37% for the first quarter of 2001 as compared to the same quarter in 2000.

     Interest income, on a tax-equivalent basis, totaled $14.7 million for the first quarter of 2001, an increase of $1.7 million, or 13.2%, as compared to the same quarter in 2000. A $67.6 million, or 9.9%, growth in average interest-earning assets, driven by a $49.0 million, or 9.5%, growth in average loans, was principally responsible for the increase in interest income. Temporary investments, which increased $15.2 million also contributed to the growth. Further, interest income was aided by an increase in the average yield on interest-earning assets of 24 basis point to 7.83% for the first quarter of 2001 as compared to the same period in 2000.

     Interest expense totaled $6.5 million in 2001, an increase of $1.2 million, or 21.8%, as compared to the same period in 2000. The increase is attributable mostly to the growth in average interest-bearing liabilities of $57.0 million for the first quarter of 2001 as compared to the first quarter of 2000. An increase in the average rates paid on interest-bearing liabilities of 31 basis point to 4.27% over the prior comparable period was also instrumental to the growth in interest expense. This increase in average rates paid on interest-bearing liabilities can be ascribed to unfavorable market interest rates during most of 2000, which increased the Company's funding cost.

Non-interest Income

     For the quarter ended March 31, 2001, non-interest income amounted to $1.2 million, an increase of $257 thousand, or 26.6%, as compared to the same period in 2000. The growth is attributable, in part, to service fees received on deposit accounts, which increased $51 thousand, or 9.3%. In addition, fees collected on loans and lease syndication income, which increased $69 thousand and $19 thousand, respectively, also contributed to the advance.

Non-interest Expenses

     For the quarter ended March 31, 2001, non-interest expenses amounted to $5.7 million, an increase of $272 thousand, or 5.0%, as compared to the same period in 2000. The increase in non-interest expenses largely reflects the costs associated with the opening of two branches in the second half of the year 2000, which contributed approximately $195 thousand to the increase in non-interest expenses. In addition, approximately $123 thousand of the expense increase is directly attributable to the continued growth of ICC. Advertising and promotion expense, which decreased $117 thousand for the first quarter of 2001 as compared to the same quarter in 2000 served to offset the aforementioned growth in non-interest expenses. Further, the non-interest expense comparison was favorably impacted by a non-recurring expenditure that was incurred in the first quarter of 2000 of $118 thousand for a legal settlement relating to past rent adjustments to a branch office.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 32.9% for the three months ended March 31, 2001 as compared to 33.3% for the first quarter of 2000. The improvement was largely due to increased investment in loans that are exempt from federal income tax.

                               FINANCIAL CONDITION

     At March 31, 2001, the Company's total assets were $799.1 million, an increase of $28.9 million, or 3.8%, from $770.2 million at December 31, 2000. The growth was largely in cash and cash equivalents and loans, which grew $12.4 million and $9.5 million, respectively, for March 31, 2001 as compared to December 31, 2000. In addition, the investment portfolio grew $8.4 million for March 31, 2001 as compared to December 31, 2000. The asset growth was funded principally by growth in deposit liabilities, which occurred mostly in time deposits and non-interest bearing demand deposits.

Cash and Cash Equivalents

     At March 31, 2001, cash and cash equivalents increased $12.4 million to $45.5 million as compared to December 31, 2000. This is largely the result of financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) generating cash more rapidly than the investing activities (funding loans and investment growth) can utilize it. This can be seen more completely on the accompanying unaudited Statements of Cash Flows.

Securities Portfolio

     Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), each security is classified as either trading, available for sale ("AFS"), or held to maturity ("HTM"). The Company has no securities held in a trading account. The AFS securities are recorded at their fair value. The after-tax difference between amortized cost and fair value of AFS securities is recorded as "accumulated other comprehensive income" in the equity section of the balance sheet. The tax impact of such adjustment is recorded as an adjustment to the amount of the deferred tax liability. The HTM securities are carried at cost adjusted for the amortization of premiums and accretion of discounts, which are recognized as an adjustment to income. Under SFAS No. 115, HTM securities, with some exceptions, may only be sold within three months of maturity.

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for pledging requirements and to manage asset quality diversification. At March 31, 2001, investment securities totaled $169.8 million and represented 21.2% of total assets, as compared to $161.4 million and 20.9%, respectively, at December 31, 2000. AFS securities comprised 74.3% of the total securities portfolio at March 31, 2001 as compared to 74.6% at December 31, 2000. During the first quarter of 2001, the Company recognized $65 thousand in security gains from the call of two securities before their maturity. The securities had a book value of approximately $4.8 million.


     The following table reflects the composition of the securities portfolio: (dollars in thousands)
                                                            -----------------------------------------------------------------
                                                                                     March 31, 2001
                                                            -----------------------------------------------------------------
                                                                                  Gross           Gross         Estimated
                                                               Amortized       Unrealized       Unrealized        Market
                                                                 Cost             Gains           Losses          Value
                                                            ----------------  --------------   -------------  ---------------

Securities held to maturity
  Mortgage-backed securities                                      $17,918            $148             $21         $ 18,045
  Obligations of U.S. agencies                                     13,228             255               -           13,483
  Obligations of states & political subdivisions                   12,082             269              16           12,335
  Other debt securities                                               376               1                              377
                                                            ----------------  --------------   -------------  ---------------
                                                                   43,604             673              37           44,240
                                                            ----------------  --------------   -------------  ---------------

Securities available for sale
  Obligations of U.S. Treasury                                      1,997              38               -            2,035
  Mortgage-backed securities                                       83,657           1,154              21           84,790
  Obligations of U.S. agencies                                     19,940             292               -           20,232
  Obligations of states & political subdivisions                   14,110             421               -           14,531
  Other debt securities                                               578              15               -              593
  Equity securities                                                 3,998               -               -            3,998
                                                            ----------------  --------------   -------------  ---------------
                                                                  124,280           1,920              21          126,179
                                                            ----------------  --------------   -------------  ---------------

    Total securities                                             $167,884          $2,593             $58         $170,419
                                                            ================  ==============   =============  ===============


                                                            -----------------------------------------------------------------
                                                                                   December 31, 2000
                                                            -----------------------------------------------------------------
                                                                                  Gross           Gross         Estimated
                                                               Amortized       Unrealized       Unrealized        Market
                                                                 Cost             Gains           Losses          Value
                                                            ----------------  --------------   -------------  ---------------
Securities held to maturity
  Mortgage-backed securities                                     $ 12,646            $ 96            $ 48         $ 12,694
  Obligations of U.S. agencies                                     15,161             244               8           15,397
  Obligations of states & political subdivisions                   12,813             137              64           12,886
  Other debt securities                                               422               1               -              423
                                                            ----------------  --------------   -------------  ---------------

                                                                   41,042             478             120           41,400
                                                            ----------------  --------------   -------------  ---------------

Securities available for sale
  Obligations of U.S. Treasury                                      1,996              26               -            2,022
  Mortgage-backed securities                                       79,242             758             155           79,845
  Obligations of U.S. agencies                                     19,924             194               4           20,114
  Obligations of states & political subdivisions                   13,562             237              58           13,741
  Other debt securities                                               612               8               -              620
  Equity securities                                                 3,970               -               -            3,970
                                                            ----------------  --------------   -------------  ---------------
                                                                  119,306           1,223             217          120,312
                                                            ----------------  --------------   -------------  ---------------

    Total securities                                             $160,348          $1,701            $337         $161,712
                                                            ================  ==============   =============  ===============




                                       11

     At March  31,  2001,  the  contractual  maturities  of  securities  held to maturity  and  securities  available  for  sale  are  as  follows:  (dollars  in thousands)
                                      Securities                       Securities
                                   Held to Maturity                Available for Sale
                              -----------------------          -------------------------
                                Amortized      Market           Amortized        Market
                                  Cost          Value              Cost           Value
                              -----------------------          -------------------------

Within 1 year                 $ 10,599      $ 10,645           $ 23,231        $ 23,340
After 1 but within 5 years      11,730        12,026             51,136          52,111
After 5 but within 10 years     10,140        10,310             12,085          12,310
After 10 years                  11,135        11,259             33,830          34,420
Equity securities                    -             -              3,998           3,998
                              -----------------------          -------------------------
                      Total   $ 43,604      $ 44,240           $124,280       $ 126,179
                              =======================          =========================

Loans

     Total loans amounted to $570.4 million at March 31, 2001, an increase of $9.5 million from $560.9 million at December 31, 2000. The growth was predominately in commercial mortgage loans and lease financing, which increased $10.8 million and $10.6 million, respectively, while commercial and financial loans decreased $6.3 million. During the first three months of 2001, the Company purchased $9.6 million of consumer auto leases. These leases were subjected to the Company's independent credit analysis prior to purchase and were, in some cases, purchased with a limited buy-back obligation or other financial assurance from the sellers.

     The  following  table  reflects  the  composition  of the  loan  and  lease portfolio: (dollars in thousands)
                                                  --------------------   -------------------
                                                         March 31,            December 31,
                                                           2001                   2000
                                                  --------------------   -------------------
Amount of loans by type (dollars in thousands)
  Real estate-mortgage
      Commercial                                         $192,482              $181,722
      1-4 family residential
            First liens                                   108,074               110,369
            Junior liens                                   10,396                11,195
            Home equity                                   140,142               142,610
  Commercial and financial                                 70,372                76,702
  Real estate-construction                                  3,827                 3,755
  Installment                                               5,791                 5,803
  Lease financing                                          39,287                28,723
                                                  --------------------   -------------------
            Total                                        $570,371              $560,879
                                                  ====================   ===================

                                       12

Deposits

     Deposits, which include non-interest-bearing demand deposits, interest-bearing demand deposits, savings and time deposits, are an essential and cost-effective funding source for the Company. The Company attributes its success in growing deposits to the emphasis it places on building core customer relationships.

     At March 31, 2001, total deposits increased $31.2 million, or 4.7%, to $700.1 million from $668.9 million at December 31, 2000. The growth in the deposit base occurred mostly in time deposits and non-interest-bearing demand deposits, which increased $19.6 million and $6.5 million, respectively, at March 31, 2001 as compared to December 31, 2000. For the first quarter 2001, the Company's overall yield on deposits increased by 41 basis points from the same period last year. The increase is attributed predominately to changes in market interest rates and a change in the composition of deposit liabilities.

     Time deposits amounted to $228.1 million at March 31, 2001, an increase of $19.6 million, or 9.4%, from December 31, 2000. Time deposits represented 32.6% of total deposits at March 31, 2001 compared to 31.2% at December 31, 2000. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total deposits. At March 31, 2001, such deposits amounted to $357.8 million, an increase of $5.2 million, or 1.5%, from December 31, 2000. Non-interest bearing demand, which increased $6.5 million, or 6.1%, to $114.2 million at March 31, 2001 as compared to December 31, 2000 contributed to the growth in deposits and had a positive impact on the overall yield on deposit liabilities.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At March 31, 2001, nonperforming assets amounted to $2.0 million, an increase of $259 thousand, or 15.0%, from $1.7 million at December 31, 2000. The increase in nonperforming assets is due to a $423 thousand increase in nonaccrual leases in the Company's equipment lease finance portfolio. The ratio of nonperforming assets to total loans and foreclosed real estate increased to 0.35% at March 31, 2001 from 0.31% at December 31, 2000.

Provision for Loan and Lease Losses and Loan Loss Experience

     The provision for loan and lease losses represents management's determination of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio as of the balance sheet date. In its evaluation of the adequacy of the ALLL, management considers past loan loss experience, changes in the composition of performing and nonperforming loans, the condition of borrowers facing financial pressure, the relationship of the current level of the allowance to the credit portfolio and to nonperforming loans and existing economic conditions. However, the process of determining the adequacy of the ALLL is necessarily subjective and affected by changes in external conditions. Accordingly, there can be no assurance that existing levels of the ALLL will ultimately prove adequate to cover actual loan losses.

     The ALLL was $6.4 million at March 31, 2001, and $6.2 million at December 31, 2000, representing 369.5% and 416.9% of nonperforming loans at those dates, respectively. In the first quarter of 2001 and 2000, the Company's provision for loan and lease losses was $180 thousand and $300 thousand, respectively.

Market Risk

     The Company's primary exposure to market risk arises from changes in market interest rates ("interest rate risk"). The Company's profitability is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and economic value of equity and adjust the balance sheet, if necessary, to minimize the inherent risk and maximize income. The Company's exposure to market risk and interest rate risk is reviewed on a regular basis by the Asset/Liability Committee and the Board of Directors. Tools used by management to evaluate risk include an asset/liability simulation model. At March 31, 2001, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. Based on the simulation, the results did not materially change from December 31, 2000. At March 31, 2001, the Company was within policy limits established by the Board of Directors for changes in net interest income and future economic value of equity.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the first quarter of 2001.

     The Company is, however, a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve to varying degree elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised.

Capital Adequacy

     The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System (the "Federal Reserve"); and the Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation (the "FDIC"). The Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to certain limitations) and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations),other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. Total capital is the sum of core and supplementary capital.

     At March 31, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At

March 21, 2001, the minimum leverage ratio requirement to be considered adequately capitalized was 4%.

     The capital levels of the Company and the Bank at March 31, 2001, and the two highest capital adequacy levels recognized under the guidelines established by the Federal banking agencies are included in the following table. The
Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)                    To Be Well
                                                                                                              Capitalized Under
                                                                                       For Capital            Prompt Corrective
                                                           Actual                  Adequacy Purposes          Action Provisions
                                                    --------------------------    -------------------------  -----------------------
                                                       Amount        Ratio           Amount        Ratio          Amount       Ratio
                                                    ------------  ------------    -----------  ------------  ----------- -----------
As of March 31, 2001:
  Total Capital (to Risk Weighted Assets):
   The Company                                       $69,582        12.96 %        $42,947        8.00 %       $53,683       10.00 %
   The Bank                                           68,875        12.87           42,809        8.00          53,512       10.00
  Tier 1 Capital (to Risk Weighted Assets):
   The Company                                        63,208        11.77           21,473        4.00          32,210        6.00
   The Bank                                           62,501        11.68           21,405        4.00          32,107        6.00
  Tier 1 Capital (to Average Assets):
   The Company                                        63,208         8.04           31,458        4.00             N/A         N/A
   The Bank                                           62,501         7.99           31,287        4.00          39,109        5.00

As of December 31, 2000:
  Total Capital (to Risk Weighted Assets):
   The Company                                       $67,632        12.92 %        $41,864        8.00 %       $52,331       10.00 %
   The Bank                                           67,165        12.83           41,865        8.00          52,331       10.00
  Tier 1 Capital (to Risk Weighted Assets):
    The Company                                       61,478        11.75           20,932        4.00          31,398        6.00
    The Bank                                          61,011        11.66           20,932        4.00          31,398        6.00
  Tier 1 Capital (to Average Assets):
    The Company                                       61,478         8.02           30,656        4.00             N/A         N/A
    The Bank                                          61,011         7.99           30,556        4.00          38,196        5.00

Liquidity

     Liquidity is the ability to provide sufficient resources to meet all financial current obligations and finance prospective business opportunities. The Company's liquidity position over any given period of time is a product of its operating, financing and investing activities. The extent of such activities is often shaped by such external factors as competition for deposits and demand for loans.

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 2001, total deposits amounted to $700.1 million, an increase of $31.2 million, or 4.7%, from December 31, 2000. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At March 31, 2001, advances from the FHLB and REPOS amounted to $13.0 million and $14.0 million, respectively, as compared to $13.0 million and $18.5 million, respectively, at December 31, 2000.

     In 2001, despite heightened competition for loans, loan production continued to be the Company's principal investing activity. Net loans at March 31, 2001 amounted to $564.0 million, an increase of $9.3 million, or 1.7%, from $554.7 million at December 31, 2000.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At March 31, 2001, the total of such assets amounted to $45.5 million, or 5.7%, of total assets, compared to $33.1 million, or 4.3%, of total assets at December 31, 2000. The increase in cash and cash equivalents was due largely to deposit growth, which produced funds that were placed in temporary investments pending investment in loans and securities.

     Another significant liquidity source is the Company's AFS securities. At March 31, 2001, AFS securities amounted to $126.2 million, or 74.3%, of total securities, compared to $120.3 million, or 74.6%, of total securities at December 31, 2000.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $67.5 million line of credit available through its membership in the FHLB.

     Management believes that the Company's sources of funds are sufficient to meet its current funding requirements.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Reference is made to Note 3 of the Company's Consolidated Financial Statements in this Form 10-Q.

Item 2.  Change in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a) The following exhibits are furnished herewith:
             Exhibit.
            ---------
             11  Statement re computation of per share earnings

         (b) Reports on Form 8-K

             During the quarter ended March 31, 2001, the Company filed the following Current Report of Form 8-K:

                 Form 8-K filed January 16, 2001 announcing thatInterchange Financial Services Corporation's common stock would begin trading on the NASDAQ National Market System.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By:      /s/ Anthony Labozzetta
         -----------------------------------
         Anthony Labozzetta
         Executive Vice President & CFO
         (Duly Authorized Officer and Principal
         Financial and Accounting Officer)

Dated: May 15, 2001

Exhibit 11. Statement re computation of per share earnings
(dollars in thousands, except per share amounts)
(unaudited)
                                  --------------------------------------------------------------------------------
                                                                Three Months Ended,
                                  --------------------------------------------------------------------------------
                                              March 31, 2001                           March 31, 2000
                                  ---------------------------------------   --------------------------------------
                                                 Weighted        Per                      Weighted        Per
                                                  Average       Share                      Average       Share
                                    Income        Shares       Amount         Income       Shares       Amount

                                  ------------ --------------------------   ----------- --------------------------
Basic Earnings per
  Common Share
Income available to
  common shareholders              $2,331          6,540       $0.36        $1,890          6,583       $0.29
                                                            ==========                                =========

Effect of Dilutive Shares
Options issued to
  management                            -             22                         -             27
                                  ---------     ----------                 --------      ----------

Diluted Earnings per
  Common Share                     $2,331          6,562       $0.36        $1,890          6,610       $0.29
                                  =========     ==========  ==========    ==========     ===========  =========




















                                       20
