Form 10-Q
period 2001-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2001-08-14
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q
                               ------------------



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, June 30, 2001

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____


                         Commission File number 1-10518


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

       New Jersey                                             22-2553159
-----------------------------------                       ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation  or organization)                            Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                        07663
--------------------------------------------                    -----
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (201) 703-2265

                                      None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     The number of outstanding shares of the Registrant's common stock, no par value per share, as of July 31, 2001, was 6,526,142 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION


                                      INDEX


PART I            FINANCIAL INFORMATION
                                                                        Page No.
    Item 1   Financial Statements

             Consolidated Balance Sheets as of
             June 30, 2001 and December 31, 2000 . . . . . . . . . . . . . .1

             Consolidated Statements of Income for the three
             and six-month periods ended June 30, 2001 and 2000 . . . . . . 2

             Consolidated Statements of Changes in
             Stockholders' Equity for the six months ended
             June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . 3

             Consolidated Statements of Cash Flows for the
             six months ended June 30, 2001 and 2000 . . . . . . . . . . .  4

             Notes to Consolidated Financial Statements . . . . . . . . . . 5
    Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . .  7

    Item 3 Quantitative and Qualitative Disclosures About Market Risk (Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of
             Financial Condition and Results of Operation in the section on Market Risk). . . . . . . . . . . . . . . . . . . . . . .  17


PART II   OTHER INFORMATION

    Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 22

    Item 2   Changes in Securities and Use of Proceeds.  . . . . . . . . . 22

    Item 3   Defaults upon Senior Securities . . . . . . . . . . . . . . . 22

    Item 4   Submission of Matters to a Vote of Security Holders . . . . . 22

    Item 5   Other Information . . . . . . . . . . . . . . . . . . . . . . 22

    Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  22

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  23


Item 1: Financial Statements

Interchange Financial Services Corporation
-------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------
(dollars in thousands)

                                                                         June 30,    December 31,
                                                                          2001          2000
                                                                       ___________   ____________
                                                                       (unaudited)
Assets
Cash and due from banks                                                 $ 21,206      $ 22,100
Federal funds sold                                                             -        11,050
                                                                       ___________   ____________
Total cash and cash equivalents                                           21,206        33,150
                                                                       ___________   ____________

Securities held to maturity at amortized cost (estimated market value of $47,024 and $41,400 for June 30, 2001 and December 31, 2000,
   respectively)                                                          46,523        41,042
                                                                       ___________   ____________
Securities available for sale at estimated market value (amortized cost of $144,887 and $119,306 for June 30, 2001 and December 31, 2000,
   respectively)                                                         146,735       120,312
                                                                       ___________   ____________
Loans                                                                    584,908       560,879
Less:  Allowance for loan and lease losses                                 6,524         6,154
                                                                       ___________   ____________
Net loans                                                                578,384       554,725
                                                                       ___________   ____________

Premises and equipment, net                                               11,164        11,239
Foreclosed real estate and other repossesed assets                           250           250
Accrued interest receivable and other assets                               8,485         9,526
                                                                       ___________   ____________
Total assets                                                            $812,747      $770,244
                                                                       ===========   ============

Liabilities
Deposits
  Non-interest bearing                                                  $110,224      $107,702
  Interest bearing                                                       599,591       561,158
                                                                       ___________   ____________
Total deposits                                                           709,815       668,860
                                                                       ___________   ____________


Securities sold under agreements to repurchase                            12,000        18,500
Short-term borrowings                                                     17,760        13,000
Accrued interest payable and other liabilities                             7,648         7,900
                                                                       ___________   ____________
Total liabilities                                                        747,223       708,260
                                                                       ___________   ____________

Commitments and contingent liabilities

Stockholders' equity:

Common stock, without par value; 15,000,000 shares authorized;
  6,533,042 and 6,530,498 shares issued and outstanding at
  June 30, 2001 and December 31, 2000, respectively                        5,397         5,397
Capital surplus                                                           21,041        21,077
Retained earnings                                                         50,774        47,735
Accumulated other comprehensive income                                     1,007           526
                                                                       ___________   ____________
                                                                          78,219        74,735
Less:  Treasury stock                                                     12,695        12,751
                                                                       ___________   ____________
Total stockholders' equity                                                65,524        61,984
                                                                       ___________   ____________
Total liabilities and stockholders' equity                              $812,747      $770,244
                                                                       ===========   ============

_________________________________________________________________________________________________
See notes to consolidated financial statements.


Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data) (unaudited)

                                                                       Three Months Ended                    Six Months Ended
                                                                            June 30,                             June 30,
                                                                   ----------------------------       -----------------------------
                                                                          2001           2000                2001            2000
                                                                   -------------  -------------       --------------  -------------
Interest income
Interest and fees on loans                                              $11,644        $10,827              $23,329        $21,191
Interest on federal funds sold                                              131            170                  436            270
Interest and dividends on securities
    Taxable interest income                                               2,575          2,396                4,970          4,618
    Interest income exempt from federal income taxes                        137            165                  282            324
    Dividends                                                                64             64                  136            125
                                                                   -------------  -------------       --------------  -------------
Total interest income                                                    14,551         13,622               29,153         26,528
                                                                   -------------  -------------       --------------  -------------

Interest expense
Interest on deposits                                                      5,796          5,206               11,862         10,028
Interest on short-term borrowings                                           344            360                  764            657
Interest on long-term borrowings                                              -            206                    -            413
                                                                   -------------  -------------       --------------  -------------
Total interest expense                                                    6,140          5,772               12,626         11,098
                                                                   -------------  -------------       --------------  -------------

Net interest income                                                       8,411          7,850               16,527         15,430
Provision for loan and lease losses                                         200            300                  380            600
                                                                   -------------  -------------       --------------  -------------
Net interest income after provision
 for loan losses                                                          8,211          7,550               16,147         14,830
                                                                   -------------  -------------       --------------  -------------

Non-interest income
Service fees on deposit accounts                                            627            601                1,225          1,148
Net gain on sale of securities                                               53              -                  118             97
Other                                                                       474            372                1,035            695
                                                                   -------------  -------------       --------------  -------------
Total non-interest income                                                 1,154            973                2,378          1,940
                                                                   -------------  -------------       --------------  -------------

Non-interest expenses
Salaries and benefits                                                     3,005          2,692                6,077          5,451
Net occupancy                                                               838            716                1,680          1,456
Furniture and equipment                                                     265            266                  544            548
Advertising and promotion                                                   394            311                  572            606
Federal Deposit Insurance Corporation assessment                             32             32                   65             64
Other                                                                     1,198          1,101                2,480          2,407
                                                                   -------------  -------------       --------------  -------------
Total non-interest expenses                                               5,732          5,118               11,418         10,532
                                                                   -------------  -------------       --------------  -------------

Income before  income taxes                                               3,633          3,405                7,107          6,238

Income taxes                                                              1,159          1,113                2,302          2,056
                                                                   -------------  -------------       --------------  -------------

Net income                                                              $ 2,474        $ 2,292              $ 4,805        $ 4,182
                                                                   =============  =============       ==============  =============

Basic earnings per common share                                           $0.38          $0.35                $0.73          $0.64
                                                                   =============  =============       ==============  =============

Diluted earnings per common share                                         $0.38          $0.35                $0.73          $0.64
                                                                   =============  =============       ==============  =============

-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements



Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
(unaudited)
                                                                                  Accumulated
                                                                                    Other
                                                         Comprehensive Retained  Comprehensive  Common  Capital   Treasury
                                                             Income    Earnings     Income      Stock   Surplus     Stock    Total
                                                         ------------  --------- ------------- -------  -------   --------  -------

Balance at January 1, 2000                                             $41,741   $ (675)       $5,397   $21,244   $(9,431)  $58,276
Comprehensive income
    Net Income                                               $4,182      4,182                                                4,182
    Other comprehensive income, net of taxes
       Unrealized  losses on debt securities                   (215)
       Less: gains on disposition of equity securities          (61)
                                                         -----------
    Other comprehensive loss                                   (276)               (276)                                       (276)
                                                         -----------
Comprehensive income                                         $3,906
                                                         ===========
Dividends on common stock                                              (1,629)                                               (1,629)
Issued 11,406 shares of common stock in connection
    with Executive Compensation Plan                                                                         (6)      196       190
Issued 11,406 shares of common stock in connection with
    Executive Compensation Plan                                                                             (37)       67        30
Exercise of 4,134 option shares
Purchased 225,640 shares of common stock                                                                           (3,797)   (3,797)
                                                                       --------  ------------- -------  -------   --------   ------
Balance at June 30, 2000                                                44,294     (951)        5,397    21,201   (12,965)   56,976

Comprehensive income
    Net Income                                               $5,074      5,074                                                5,074
    Other comprehensive income, net of taxes
       Unrealized gains on AFS debt securities                1,477
                                                         ----------
    Other comprehensive income                                1,477               1,477                                       1,477
                                                         ----------
Comprehensive income                                         $6,551
                                                         ==========

Dividends on common stock                                              (1,633)                                               (1,633)
Exercised 12,500 option shares                                                                             (124)      214        90

                                                                       --------  ------------- -------  -------   --------   -------
Balance at December 31, 2000                                           47,735       526         5,397    21,077   (12,751)   61,984


  Net Income                                                 $4,805     4,805                                                 4,805
    Other comprehensive income, net of taxes
      Unrealized gains on AFS debt securities                   481
                                                         -----------
    Other comprehensive income                                  481                 481                                         481
                                                         -----------
Comprehensive income                                         $5,286
                                                         ===========

Dividends on common stock                                              (1,766)                                               (1,766)
Issued 14,880 shares of common stock in connection
    with Executive Compensation Plan                                                                        (14)        255     241
Exercised 2,364 option shares                                                                               (22)         40      18
Purchased 13,200 shares of common stock                                                                             (239)      (239)
                                                                       --------  ------------- -------  -------   --------  -------
Balance at June 30, 2001                                               $50,774   $1,007        $5,397   $21,041  $(12,695)  $65,524
                                                                       ========  ============= =======  =======   ========  =======


------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                       3


INTERCHANGE FINANCIAL SERVICES CORPORATION
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
(dollars in thousands) (unaudited)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                         ----------------------------
                                                                                             2001            2000
                                                                                         -------------   ------------
Cash flows from operating activities
Net income                                                                                  $ 4,805        $ 4,182
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                                               736            677
    Amortization of securities premiums                                                         409            170
    Accretion of securities discounts                                                          (174)          (127)
    Amortization of premiums in connection with acquisition                                      74            157
    Provision for loan losses                                                                   380            600
    Net gain on sale of securities                                                             (118)           (97)
    Net gain on sale of loans and leases                                                       (105)             -
Decrease (increase) in operating assets
    Accrued interest receivable                                                                 144           (453)
    Other                                                                                       420         (3,068)
(Decrease) increase in operating liabilities
    Accrued interest payable                                                                   (148)           415
    Other                                                                                      (104)           589
                                                                                         -------------   ------------
Cash provided by operating activities                                                         6,319          3,045
                                                                                         -------------   ------------
Cash flows from investing activities
(Payments for) proceeds from
    Net originations of loans                                                               (13,010)       (27,707)
    Purchase of loans                                                                       (12,758)        (9,961)
    Sale of loans                                                                             1,824          1,356
    Purchase of securities available for sale                                               (55,811)       (32,262)
    Maturities of securities available for sale                                              24,119          3,311
    Sale of securities available for sale                                                     6,050         17,696
    Purchase of securities held to maturity                                                 (18,458)        (7,333)
    Maturities of securities held to maturity                                                12,920         11,829
    Sale of securities held to maturity                                                           -          2,002
    Purchase of fixed assets                                                                   (608)        (1,046)
    Sale of fixed assets                                                                          -              -
                                                                                         -------------   ------------
Cash used in investing activities                                                           (55,732)       (42,115)
                                                                                         -------------   ------------


Cash flows from financing activities
Proceeds from (payments for)
    Deposits in excess of withdrawals                                                        40,955         68,361
    Securities sold under agreements to repurchase and
       other borrowings                                                                      31,760          7,576
    Retirement of securities sold under agreement to
       repurchase and other borrowings                                                      (33,500)       (13,975)
    Dividends                                                                                (1,766)        (1,629)
    Common stock issued from treasury                                                           295            190
    Treasury stock acquired                                                                    (239)        (3,797)
    Exercise of option shares                                                                   (36)            30
                                                                                         -------------   ------------
Cash provided by financing activities                                                        37,469         56,756
                                                                                         -------------   ------------


(Decrease) increase in cash and cash equivalents                                            (11,944)        17,686
Cash and cash equivalents, beginning of period                                               33,150         17,669
                                                                                         -------------   ------------
Cash and cash equivalents, end of period                                                    $21,206        $35,355
                                                                                         =============   ============

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                                                $12,037        $10,683
    Income taxes                                                                                795          2,275

Supplemental disclosure of non-cash investing activities:
    Decrease (increase) - market valuation of securities available for sale                    (481)           447

---------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2001
                                   (Unaudited)

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

     The consolidated financial data for the three and six-month periods ended June 30, 2001 and 2000, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

4.   New Accounting Pronouncement

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments, and Hedging Activities". SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant impact on the financial position or results of operations of the Company because the Company does not have any derivative activity.

     The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years after December 15, 2000. The Company's pledged assets to secured parties cannot be sold or repledged by those parties, therefore, no reclassification of pledged assets on the consolidated balance sheet was necessary for such transactions. The Company's adoption of this Statement did not have a material effect on its financial statements.

     On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Both statements were issued on July 20, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

5.   Cash Dividend

     The Company declared a cash dividend of $0.135 per share, payable on July 20, 2001 to shareholders of record as of June 15, 2001.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 2001 and 2000, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

Company

     The Company is a bank holding company headquartered in Bergen County, New Jersey. The Company's principal operating subsidiary is Interchange Bank. In addition to the Bank, the Company has a wholly-owned direct subsidiary: Clover Leaf Mortgage Company, a New Jersey Corporation, which is not currently engaged in any business activity.

     Subsidiaries of the Bank include: Clover Leaf Investment Corporation, an investment company pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., engaged in the sale of tax-deferred annuities and insurance; Clover Leaf Management Realty Corporation, a Real Estate Investment Trust ("REIT"), which manages certain real estate assets of the Company; and Interchange Capital Company, L.L.C., which engages in equipment lease financing. All of the Bank's subsidiaries are New Jersey corporations or a Limited Liability Company and are 100% owned by the Bank, except for the REIT, which is 99% owned by the Bank. Forward-Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relate to the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; and (iv) legislation or regulatory requirements or changes adversely affecting the business of the Company. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

               THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                              RESULTS OF OPERATIONS

Earnings Summary

     For the second quarter of 2001, the Company reported net income of $2.5 million, an increase of $182 thousand over the same period last year. Earnings per diluted common share increased 8.6% to $0.38 from $0.35 for the same period in 2000. The advance in earnings was driven largely by growth in net interest income on a taxable equivalent basis, which increased $610 thousand, or 7.7%. The improvement in net interest income was attributable to the Company's loan and lease production, which generated $47.8 million of growth in average loans. In addition, non-interest income, which increased $181 thousand, or 18.6%, over the same period last year also contributed to the improvement in earnings. The growth in revenues was partly offset by a $614 thousand, or 12.0%, increase in non-interest expenses, which largely reflect the costs associated with the opening of two new branches within the past twelve months and the growth of Interchange Capital Company, LLC ("ICC"), the Bank's equipment lease financing subsidiary.

Net  Interest Income

     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax-equivalent basis increased $610 thousand, or 7.7%, to $8.5 million for the quarter ended June 30, 2001 as compared to the same quarter in 2000. The increase in net interest income is due primarily to an 8.7% growth in average interest earning assets, particularly loans. This asset growth was funded by deposit liabilities, which grew 9.8% on average for the second quarter of 2001 as compared to the same quarter in 2000. The net interest margin ("margin") declined 4 basis points to 4.42% for the second quarter of 2001 as compared to the same quarter in 2000 and offset some of the growth in interest income.

     Interest income, on a tax-equivalent basis, totaled $14.6 million for the second quarter of 2001, an increase of $1.0 million, or 7.2%, as compared to the same quarter in 2000. The increase in interest income resulted from a $61.2 million, or 8.7%, growth in average interest-earning assets, principally loans and securities, which increased $47.8 million, or 9.0%, and $12.4 million, or 7.5%, respectively. The average yield on interest-earning assets decreased 10 basis points to 7.62% for the second quarter of 2001 as compared to the same period in 2000 and served to offset some of the benefits derived from the asset growth.

     Interest expense, which totaled $6.1 million for the second quarter of 2001, increased $368 thousand, or 6.4%, as compared to the same period in 2000. The increase is attributable mostly to the growth in average interest-bearing liabilities of $49.6 million for the second quarter of 2001 as compared to the second quarter of 2000. A decrease in the average rates paid on interest-bearing liabilities of 9 basis points to 3.97% over the prior comparable period served to offset some of the growth in interest expense.

Non-interest Income

     For the quarter ended June 30, 2001, non-interest income amounted to $1.2 million, an increase of $181 thousand, or 18.6%, as compared to the same period in 2000. Fees collected on loans and net gains on the sale of securities, which increased $58 thousand and $53 thousand, respectively, when compared to the same period in 2000, were largely responsible for the increase. In addition, a $26 thousand,  or 4.3%  increase  in  service  fees on  deposit  accounts  and a $14 thousand, or 23.3% increase in lease syndication income contributed to the growth in non-interest income. Miscellaneous other income comprised the remainder of the change in non-interest income.

Non-interest Expenses

     For the quarter ended June 30, 2001, non-interest expenses totaled $5.7 million, an increase of $614 thousand, or 12.0%, as compared to the same period in 2000. The increase in non-interest expenses was mostly attributed to the opening of two branches in the second half of 2000 and growth in the operations of ICC, which accounted for $184 thousand and $117 thousand, respectively, of the increase. An increase in salaries and benefits, excluding the above noted expansion items, and advertising expenses of $153 thousand and $83 thousand, respectively, for the second quarter of 2001 as compared to the same quarter in 2000 contributed to the increase in non-interest expenses. The expense comparison was affected by a credit of $165 thousand arising from an adjustment to an actuarial assumption related to the outside directors retirement plan that is reflected in other non-interest expenses in the second quarter of 2000.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 31.9% for the three months ended June 30, 2001 as compared to 32.7% for the second quarter of 2000. The improvement was largely due to increased investment in loans that are exempt from federal income tax.

                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                              RESULTS OF OPERATIONS

Earnings Summary

     For the first six months of 2001, the Company reported net income of $4.8 million, or $0.73 diluted earnings per common share, as compared with $4.2 million, or $0.64 diluted earnings per common share for the same period last year. The advance in earnings was driven largely by growth in net interest income on a taxable equivalent basis, which increased $1.2 million, or 7.6%. The improvement in net interest income was attributable to the Company's loan and lease production, which generated $48.4 million of growth in average loans. In addition, non-interest income, which increased $438 thousand, or 22.6%, over the same period last year also contributed to the improvement in earnings. The growth in revenues was partly offset by a $886 thousand, or 8.4%, increase in non-interest expenses, which largely reflect the costs associated with the opening of two branches within the past twelve months and the growth of ICC.

Net Interest Income

     Net interest income on a tax equivalent basis increased $1.2 million to $16.7 million for the six months ended June 30, 2001 as compared to the same period in 2000. The increase in net interest income is due primarily to a 9.3% growth in average interest earning assets, particularly loans. The asset growth was funded by deposit liabilities, which grew 10.5% on average for the six months ended June 30, 2001, as compared to the same period last year. The margin declined 7 basis points to 4.40% for the six months ended June 30, 2001, as compared to the same period last year and offset some of the growth in interest income.

     Interest income, on a tax-equivalent basis, totaled $29.3 million for the first six months of 2001, an increase of $2.7 million, or 10.1%, as compared to the same period in 2000. The growth in interest income resulted from a $64.5 million, or 9.3%, growth in average interest-earning assets, principally loans, which grew $48.4 million, or 9.3%. Furthermore, interest income was aided by an increase in the average yield on interest-earning assets of 6 basis points to 7.72% for the first six months of 2001 as compared to the same period in 2000.

     Interest expense, which totaled $12.6 million for the first six months of 2001, increased $1.5 million, or 13.8%, as compared to the same period in 2000. The increase is attributable mostly to the growth in average interest-bearing liabilities of $53.3 million for first six months of 2001 as compared to the same period in 2000. An increase in the average rates paid on interest-bearing liabilities of 16 basis points to 4.12% over the prior comparable period contributed to the increase in interest expense.

Non-interest Income

     For the six months ended June 30, 2001, non-interest income amounted to $2.4 million, an increase of $438 thousand, or 22.6%, as compared to the same period in 2000. An increase of $151 thousand in fees collected on loans was in part responsible for the increase. Further, fees on deposit accounts, lease syndication income and net gains on the sale of securities, which increased $77 thousand, $33 thousand and $21 thousand, respectively, contributed to the increase. Miscellaneous other income comprised the remainder of the change in non-interest income.

Non-interest Expenses

    For the six months ended June 30, 2001, non-interest expenses totaled $11.4 million, an increase of $886 thousand, or 8.4%, as compared to the same period in 2000. The increase in non-interest expenses was mostly attributed to the opening of two branches in the second half of 2000 and growth in the operations of ICC, which accounted for $378 thousand and $240 thousand, respectively, of the increase. After adjusting for the above noted expansion related costs, non-interest expenses increased $268 thousand, or 2.5%.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 32.4% for the six months ended June 30, 2001 as compared to 33.0% for the same period of 2000. The improvement was largely due to increased investment in loans that are exempt from federal income tax.

                               FINANCIAL CONDITION


     At June 30, 2001, the Company's total assets were $812.7 million, an increase of $42.5 million, or 5.5%, from $770.2 million at December 31, 2000. The growth was largely in securities and loans, which grew $31.9 million and $24.0 million, respectively, for June 30, 2001 as compared to December 31, 2000. The asset growth was funded principally by growth in deposit liabilities, which occurred mostly in time deposits and interest bearing demand deposits.

Cash and Cash Equivalents

     At June 30, 2001, cash and cash equivalents decreased $11.9 million to $21.2 million as compared to December 31, 2000. This is largely the result of investing activities (funding loans and investment growth) investing cash more rapidly than financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) could generate it. This can be seen more completely on the accompanying unaudited Statements of Cash Flows.

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

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for pledging requirements and to manage asset quality diversification. At June 30, 2001, investment securities totaled $193.3 million and represented 23.8% of total assets, as compared to $161.4 million and 20.9%, respectively, at December 31, 2000. AFS securities comprised 75.9% of the total securities portfolio at June 30, 2001 as compared to 74.6% at December 31, 2000. During the second quarter of 2001, the Company sold securities with a book value of approximately $6 million and recognized $53 thousand in gains.


         The following table reflects the composition of the securities portfolio: (dollars in thousands)

                                                            -----------------------------------------------------------------
                                                                                     June 30, 2001
                                                            -----------------------------------------------------------------
                                                                                  Gross           Gross         Estimated
                                                               Amortized       Unrealized       Unrealized        Market
                                                                 Cost             Gains           Losses          Value
                                                            ----------------  --------------   -------------  ---------------
Securities held to maturity
    Mortgage-backed securities                                   $25,585            $127            $120         $ 25,592
    Obligations of U.S. agencies                                   9,234             251               -            9,485
    Obligations of states & political subdivisions                11,345             260              22           11,583
    Other debt securities                                            359               5               -              364
                                                            ----------------  --------------   -------------  ---------------
                                                                  46,523             643             142           47,024
                                                            ----------------  --------------   -------------  ---------------

Securities available for sale
    Obligations of U.S. Treasury                                   1,998              35               -            2,033
    Mortgage-backed securities                                    97,732           1,269              90           98,911
    Obligations of U.S. agencies                                  24,526             223              75           24,674
    Obligations of states & political subdivisions                14,114             453               -           14,567
    Other debt securities                                          2,519              12               1            2,530
    Equity securities                                              3,998              22               -            4,020
                                                            ----------------  --------------   -------------  ---------------
                                                                 144,887           2,014             166          146,735
                                                            ----------------  --------------   -------------  ---------------

      Total securities                                          $191,410          $2,657            $308         $193,759
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
                                                            ================  ==============   =============  ===============




         At June 30, 2001, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands)
                                           Securities                       Securities
                                       Held to Maturity                Available for Sale
                                   --------------------------       --------------------------
                                     Amortized      Market           Amortized       Market
                                       Cost          Value              Cost         Value
                                   ------------  ------------       ------------   -----------
Within 1 year                        $ 5,669       $ 5,709            $ 8,373         $ 8,424
After 1 but within 5 years             9,313         9,570             57,408          58,394
After 5 but within 10 years           15,014        15,120             21,878          21,986
After 10 years                        16,527        16,625             53,230          53,911
Equity securities                          -             -              3,998           4,020
                                   ____________   ___________       ____________   ___________
                           Total    $ 46,523       $47,024           $144,887       $ 146,735
                                   ============  ============       ============   ===========


Loans

     Total loans amounted to $584.9 million at June 30, 2001, an increase of $24.0 million from $560.9 million at December 31, 2000. The growth was predominately in commercial mortgage loans and lease financing, which increased $15.4 million and $13.3 million, respectively. A decline in commercial and financial loans of $3.2 million served to offset some of this growth. During the first six months of 2001, the Company purchased $12.6 million of consumer auto leases. These leases were subjected to the Company's independent credit analysis prior to purchase and were, in some cases, purchased with a limited buy-back obligation from the sellers.


         The following table reflects the composition of the loan and lease portfolio: (dollars in thousands)

                                                      --------------------   -------------------
                                                           June 30,             December 31,
                                                             2001                   2000
                                                      --------------------   -------------------
Amount of loans by type
     Real estate-mortgage
         Commercial                                          $197,095              $181,722
         1-4 family residential
               First liens                                    116,556               110,369
               Junior liens                                     9,404                11,195
               Home equity                                    138,662               142,610
     Commercial and financial                                  73,462                76,702
     Real estate-construction                                   2,278                 3,755
     Installment                                                5,736                 6,108
     Lease financing
         Commercial                                            25,163                23,499
         Consumer                                              16,552                 4,919
                                                      --------------------   -------------------
               Total                                         $584,908              $560,879
                                                      ====================   ===================

Deposits

     Deposits, which include non-interest-bearing demand deposits, interest-bearing demand deposits, savings, and time deposits, are an essential and cost-effective funding source for the Company. The Company attributes its success in growing deposits to the emphasis it places on building core customer relationships by offering a variety of products designed to meet the financial needs of the customers based on their identifiable "life stages".

     At June 30, 2001, total deposits increased $41.0 million, or 6.1%, to $709.8 million from $668.9 million at December 31, 2000. The growth in deposits occurred mostly in time deposits and interest-bearing demand deposits, which increased $23.7 million and $12.9 million, respectively, at June 30, 2001 as compared to December 31, 2000. For the three and six months ended June 30, 2001, the Company's overall yield on deposits increased by 5 basis points and 23 basis points, respectively, as compared to the same periods last year. The increase is attributed predominately to changes in market interest rates and a change in the composition of deposit liabilities.

     Time deposits amounted to $232.2 million at June 30, 2001, an increase of $14.7 million, or 7.0%, from December 31, 2000. Time deposits represented 32.7% of total deposits at June 30, 2001 compared to 31.2% at December 31, 2000. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total deposits. At June 30, 2001, such deposits amounted to $367.4 million, an increase of $14.7 million, or 4.2%, from December 31, 2000. Non-interest bearing demand, which increased $2.5 million, or 2.3%, to $110.2 million at June 30, 2001 as compared to December 31, 2000 contributed to the growth in deposits and had a positive impact on the overall yield on deposit liabilities.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At June 30, 2001, nonperforming assets amounted to $3.7 million, an increase of $2.0 million, or 124.0%, from $1.6 million at December 31, 2000. The increase in nonperforming assets is partly due to a $1.0 million increase in nonaccrual leases in the Company's equipment lease finance portfolio and a commercial mortgage loan amounting to $1.0 million that was classified as nonaccrual during the second quarter of 2001. The ratio of nonperforming assets to total loans and foreclosed real estate increased to 0.63% at June 30, 2001 from 0.29% at December 31, 2000.

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

     The ALLL was $6.5 million at June 30, 2001, and $6.2 million at December 31, 2000, representing 190.0% and 441.2% of nonperforming loans at those dates, respectively. For the first six months of 2001 and 2000, the Company's provision for loan and lease losses was $380 thousand and $600 thousand, respectively.


Market Risk

     The Company's primary exposure to market risk arises from changes in market interest rates ("interest rate risk"). The Company's profitability is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and economic value of equity and adjust the balance sheet, if necessary, to minimize the inherent risk and maximize income. On a weekly basis, the Company's Asset/Liability Committee ("ALCO") meets to review matters pertaining to market and interest rate risk. On a quarterly basis, management through the use of an asset/liability simulation model produces a report, which estimates the potential impact on net interest income and future economic value of equity. This report is reviewed by ALCO and the Board of Directors. At June 30, 2001, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. Based on the simulation, the results did not significantly change from December 31, 2000. At June 30, 2001, the Company was within policy limits established by the Board of Directors for changes in net interest income and future economic value of equity.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the first six months of 2001.


     The Company is, however, a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised.


Capital Adequacy

     The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System (the "Federal Reserve"); and the Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation (the "FDIC"). The Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

     At June 30, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At June 30, 2001, the minimum leverage ratio requirement to be considered adequately capitalized was 4%.

     The capital levels of the Company and the Bank at June 30, 2001, and the two highest capital adequacy levels recognized under the guidelines established by the Federal banking agencies are included in the following table. The Company and the Bank exceeded all the minimum capital ratios established by the Federal banking agencies to be considered "well-capitalized". The minimum capital guidelines are detailed in the table below.


The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                                                   To Be "Well
                                                                                                                Capitalized" Under
                                                                                   For Capital               Prompt Corrective
                                                        Actual                  Adequacy Purposes            Action Provisions
                                               --------------------------    -------------------------     ----------------------
                                                  Amount        Ratio           Amount        Ratio          Amount       Ratio
                                               ------------- ------------    ------------- -----------     ----------- ----------

As of June 30, 2001:
     Total Capital (to Risk Weighted Assets):
       The Company                               $71,102        12.92 %        $44,018        8.00 %       $55,023       10.00 %
       The Bank                                   70,667        12.88           43,901        8.00          54,876       10.00
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                64,578        11.74           22,009        4.00          33,014        6.00
       The Bank                                   64,143        11.69           21,950        4.00          32,925        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                64,578         8.13           31,786        4.00             N/A         N/A
       The Bank                                   64,143         8.03           31,943        4.00          39,929        5.00

As of December 31, 2000:
     Total Capital (to Risk Weighted Assets):
       The Company                                $67,632        12.92 %        $41,864       8.00 %       $52,331       10.00 %
       The Bank                                    67,165        12.83           41,865       8.00          52,331       10.00
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                 61,478        11.75           20,932       4.00          31,398        6.00
       The Bank                                    61,011        11.66           20,932       4.00          31,398        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                 61,478         8.02           30,656       4.00             N/A         N/A
       The Bank                                    61,011         7.99           30,556       4.00          38,196        5.00


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

     The Company's most liquid assets are cash and due from banks and federal funds sold. At June 30, 2001, the total of such assets amounted to $21.2 million, or 2.6%, of total assets, compared to $33.1 million, or 4.3%, of total assets at December 31, 2000. The decrease in cash and cash equivalents was due largely to growth in investments and loans. At June 30, 2001, total investments amounted to $193.3 million, an increase of $31.9 million or 19.8% as compared to December 31, 2000. The growth in investments occurred mostly in AFS securities, which is also another significant liquidity source. At June 30, 2001, AFS securities amounted to $146.7 million, or 75.9%, of total securities, compared to $120.3 million, or 74.6%, of total securities at December 31, 2000.

     In 2001, despite heightened competition for loans, loan production continued to be the Company's principal investing activity. Net loans at June 30, 2001 amounted to $578.4 million, an increase of $23.7 million, or 4.3%, from $554.7 million at December 31, 2000.

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At June 30, 2001, total deposits amounted to $709.8 million, an increase of $41.0 million, or 6.1%, from December 31, 2000. In addition, the Company supplements the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At June 30, 2001, advances from the FHLB and REPOS amounted to $17.8 million and $12.0 million, respectively, as compared to $13.0 million and $18.5 million, respectively, at December 31, 2000. At June 30, 2001, total borrowings amounted to 3.7% of total assets, which was a decline from 4.1% at December 31, 2000. In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $79.9 million line of credit available through its membership in the FHLB.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        Reference is made to Note 3 of the Company's Consolidated Financial Statements in this Form 10-Q.

Item 2. Change in Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
       (a)The company held its Annual Meeting of Shareholders on April 26, 2001.

       (b)Each of the persons nominated for director was elected and the selection of Deloitte & Touche, LLP as the Company's independent auditors for 2001 was ratified. The following are the voting results on each of these matters:
                                                    Against
                                                      Or
                                          For       Withheld      Abstentions
                                          ---       --------      -----------
(1)  ELECTION OF DIRECTORS
     Anthony D. Andora                 4,955,459    103,320          0
     David R. Ficca                    4,959,862     36,917          0
     Nicholas R. Marcalus              4,959,709     99,070          0
     Benjamin Rosenzweig               4,958,010    100,769          0

(2)  Ratification of the selection of
     Deloitte & Touche, LLP as the
     Company's independent Auditors
     for 2001.                         5,011,540      7,221     40,018

Item 5. Other Information
        None

Item 6.  Exhibits and Reports on Form 8-K
         (a)      The following exhibits are furnished herewith:
                  Exhibit.
                  ________
                  11       Statement re computation of per share earnings

         (b)      Reports on Form 8-K
                  None

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

Dated: August 14, 2001