Form 10-Q
period 2001-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2001-11-14
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q
                                -----------------




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, SEPTEMBER 30, 2001


                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____


                         Commission File number 1-10518


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
           (Exact name of registrant as specified in its charter)


       New Jersey                                            22-2553159
-----------------------------------                      -----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation  or organization)                          Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                       07663
--------------------------------------------                   -----
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (201) 703-2265

                                      None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         The number of outstanding shares of the Registrant's common stock, no par value per share, as of October 31, 2001, was 6,471,058 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION


                                      INDEX


PART I    FINANCIAL INFORMATION
                                                                    Page No.
  Item 1   Financial Statements

           Consolidated Balance Sheets as of
           September 30, 2001 and December 31, 2000 ......................1
           Consolidated Statements of Income for the three
           and nine-month periods ended September 30, 2001 and 2000.......2

           Consolidated Statements of Changes in
           Stockholders' Equity for the nine months ended
           September 30, 2001 and 2000....................................3

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2001 and 2000..................4

           Notes to Consolidated Financial Statements ....................5

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................8

  Item 3 Quantitative and Qualitative Disclosures About Market Risk (Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of
           Financial Condition and Results of Operation in the section on Market Risk)............................................... 18


PART II   OTHER INFORMATION

  Item 1  Legal Proceedings ..............................................22

  Item 2  Changes in Securities and Use of Proceeds.......................22

  Item 3  Defaults upon Senior Securities.................................22

  Item 4  Submission of Matters to a Vote of Security Holders ............22

  Item 5  Other Information...............................................22

  Item 6  Exhibits and Reports on Form 8-K............................... 22

          Signatures......................................................23

Item 1: Financial Statements

Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
(dollars in thousands)

                                                                       September 30, December 31,
                                                                           2001         2000
                                                                       ____________  ___________
                                                                       (unaudited)

Assets
Cash and due from banks                                                   $ 23,148    $ 22,100
Federal funds sold                                                               -      11,050
                                                                       ____________  ___________
Total cash and cash equivalents                                             23,148      33,150
                                                                       ____________  ___________
Securities held to maturity at amortized cost (estimated market value of $41,355 and $41,400 for September 30, 2001 and December 31, 2000,
   respectively)                                                            40,196      41,042
                                                                       ____________  ___________
Securities available for sale at estimated market value (amortized cost of $126,478 and $119,306 for September 30, 2001 and December 31, 2000,
   respectively)                                                           130,274     120,312
                                                                       ____________  ___________

Loans                                                                      591,849     560,879
Less:  Allowance for loan and lease losses                                   6,339       6,154
                                                                       ____________  ___________
Net loans                                                                  585,510     554,725
                                                                       ____________  ___________

Premises and equipment, net                                                  9,887      11,239
Foreclosed real estate and other repossesed assets                             250         250
Bank owned life insurance                                                   15,170           -
Accrued interest receivable and other assets                                 7,178       9,526
                                                                       ____________  ___________
Total assets                                                              $811,613    $770,244
                                                                       ============  ===========


Liabilities
Deposits
   Non-interest bearing                                                   $107,036    $107,702
   Interest bearing                                                        598,735     561,158
                                                                       ____________  ___________
Total deposits                                                             705,771     668,860
                                                                       ____________  ___________

Securities sold under agreements to repurchase                              10,500      18,500
Short-term borrowings                                                       18,547      13,000

Accrued interest payable and other liabilities                               8,796       7,900
                                                                       ____________  ___________
Total liabilities                                                          743,614     708,260
                                                                       ____________  ___________

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 15,000,000 shares authorized;
   6,503,208 and 6,530,498 shares issued and outstanding at
   September 30, 2001 and December 31, 2000, respectively                    5,397       5,397
Capital surplus                                                             21,041      21,077
Retained earnings                                                           52,687      47,735
Accumulated other comprehensive income                                       2,136         526
                                                                       ____________  ___________
                                                                            81,261      74,735
Less:  Treasury stock                                                       13,262      12,751
                                                                       ____________  ___________
Total stockholders' equity                                                  67,999      61,984
                                                                       ____________  ___________
Total liabilities and stockholders' equity                                $811,613    $770,244
                                                                       ============  ===========
------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


Interchange Financial Services Corporation
----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data) (unaudited)
                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                               ------------------------      -------------------------
                                                                   2001         2000             2001          2000
                                                               -----------  -----------      ------------  -----------

Interest income
Interest and fees on loans                                        $11,560      $11,421           $34,889      $32,612
Interest on federal funds sold                                         59          258               495          528
Interest and dividends on securities
    Taxable interest income                                         2,438        2,594             7,408        7,212
    Interest income exempt from federal income taxes                  127          124               409          448
    Dividends                                                          59           65               195          190
                                                               -----------  -----------      ------------  -----------
Total interest income                                              14,243       14,462            43,396       40,990
                                                               -----------  -----------      ------------  -----------

Interest expense
Interest on deposits                                                5,349        5,974            17,211       16,002
Interest on short-term borrowings                                     319          363             1,083        1,020
Interest on long-term borrowings                                        -          209                 -          622
                                                               -----------  -----------      ------------  -----------
Total interest expense                                              5,668        6,546            18,294       17,644
                                                               -----------  -----------      ------------  -----------

Net interest income                                                 8,575        7,916            25,102       23,346
Provision for loan and lease losses                                   210          150               590          750
                                                               -----------  -----------      ------------  -----------
Net interest income after provision
 for loan losses                                                    8,365        7,766            24,512       22,596
                                                               -----------  -----------      ------------  -----------

Noninterest income
Service fees on deposit accounts                                      610          617             1,835        1,765
Net gain on sale of securities                                        129            -               247           97
Other                                                                 726          614             1,761        1,309
                                                               -----------  -----------      ------------  -----------
Total noninterest income                                            1,465        1,231             3,843        3,171
                                                               -----------  -----------      ------------  -----------

Noninterest expenses
Salaries and benefits                                               3,082        2,866             9,159        8,317
Net occupancy                                                         822          755             2,502        2,211
Furniture and equipment                                               274          247               818          795
Advertising and promotion                                             391          247               963          853
Federal Deposit Insurance Corporation assessment                       32           33                97           97
Other                                                               1,096        1,228             3,576        3,635
                                                               -----------  -----------      ------------  -----------
Total noninterest expenses                                          5,697        5,376            17,115       15,908
                                                               -----------  -----------      ------------  -----------

Income before  income taxes                                         4,133        3,621            11,240        9,859

Income taxes                                                        1,340        1,204             3,642        3,260
                                                               -----------  -----------      ------------  -----------
Net income                                                        $ 2,793      $ 2,417           $ 7,598      $ 6,599
                                                               ===========  ===========      ============  ===========
Basic earnings per common share                                     $0.43        $0.37             $1.16        $1.01
                                                               ===========  ===========      ============  ===========
Diluted earnings per common share                                   $0.43        $0.37             $1.16        $1.01
                                                               ===========  ===========      ============  ===========

----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements


Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
(unaudited)
                                                                              Accumulated
                                                                                Other
                                                     Comprehensive Retained   Comprehensive  Common    Capital     Treasury
                                                         Income    Earnings     Income       Stock     Surplus      Stock      Total
                                                     ------------- ---------  ------------- --------- ---------- ---------- --------

Balance at January 1, 2000                                          $41,741    $ (675)      $5,397    $21,244    $(9,431)    $58,276
Comprehensive income
  Net Income                                             $6,599       6,599                                                    6,599
  Other comprehensive income, net of taxes
     Unrealized  gains on debt securities                   328
     Less: gains on disposition of equity securities        (61)
                                                     -----------
  Other comprehensive loss                                  267                   267                                            267
                                                     -----------
Comprehensive income                                     $6,866
                                                     ===========
Dividends on common stock                                            (2,446)                                                 (2,446)
Issued 11,406 shares of common stock in connection
  with Executive Compensation Plan                                                                         (6)       196         190
Exercise of 16,634 option shares                                                                         (161)       281         120
Purchased 225,640 shares of common stock                                                                          (3,797)    (3,797)
                                                     -----------  ------------ --------- ---------- ----------   ---------- --------
Balance at September 30, 2000                                        45,894      (408)       5,397     21,077     12,751)     59,209

Comprehensive income
  Net Income                                             $2,657       2,657                                                    2,657
  Other comprehensive income, net of taxes
     Unrealized gains on AFS debt securities                934
                                                     -----------
  Other comprehensive income                                934                   934                                            934
                                                     -----------
Comprehensive income                                     $3,591
                                                     ===========

Dividends on common stock                                              (816)                                                   (816)


                                                     -----------  ------------ --------- ---------- ----------  ----------  --------
Balance at December 31, 2000                                         47,735       526        5,397     21,077    (12,751)     61,984


  Net Income                                             $7,598       7,598                                                    7,598
  Other comprehensive income, net of taxes
     Unrealized gains on AFS debt securities              1,579
     Add: losses on disposition of securities                28
     Unrealized gains on equity securities                    3
                                                     -----------
  Other comprehensive income                              1,610                 1,610                                          1,610
                                                     -----------
Comprehensive income                                     $9,208
                                                     ===========

Dividends on common stock                                            (2,645)                                                 (2,645)
Issued 14,880 shares of common stock in connection
  with Executive Compensation Plan                                                                      (14)         255         241
Exercised 4,030 option shares                                                                           (23)          69          46
Purchased 46,200 shares of common stock                                                                             (835)      (835)
                                                                  -----------  --------- ---------- ----------   ---------  --------
Balance at September 30, 2001                                       $52,688    $2,136       $5,397    $21,040   $(13,262)    $67,999
                                                                  ===========  ========= =========  ==========   =========  ========

------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


Interchange Financial Services Corporation
--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------
(dollars in thousands) (unaudited)
                                                                            2001           2000
                                                                         ----------     ----------
Cash flows from operating activities
Net income                                                                $7,598         $6,599
Non-cash items included in earnings
  Depreciation and amortization                                            1,036          1,022
  Amortization of securities premiums                                        704            261
  Accretion of securities discounts                                         (250)          (211)
  Amortization of premiums in connection with acquisition                     81            234
  Provision for loan losses                                                  590            750
  Net gain on sale of securities                                            (247)           (97)
  Net gain on sale of loans                                                 (240)           (62)
Decrease (increase) in operating assets
  Accrued interest receivable                                                408            (37)
  Other                                                                      510         (1,152)
Incease (decrease) in operating liabilities
  Accrued interest payable                                                  (213)           633
  Other                                                                    1,110            820
                                                                         ----------     ----------
Cash provided by operating activities                                     11,087          8,760
                                                                         ----------     ----------

Cash flows from investing activities
(Payments for) proceeds from
  Net originations of loans                                              (19,636)       (24,949)
  Purchase of loans                                                      (15,687)       (13,544)
  Sale of loans                                                            4,178          1,357
  Purchase of securities available for sale                              (61,552)       (47,980)
  Maturities of securities available for sale                             32,816          7,293
  Sale of securities available for sale                                   21,339         17,697
  Purchase of investment securities held to maturity                     (18,548)       (11,900)
  Maturities of investment securities held to maturity                    19,411         22,259
  Sale of securities held to maturity                                          -          2,002
  Purchase of Bank Owned Life Insurance                                  (15,000)             -
  Purchase of fixed assets                                                  (944)        (1,745)
  Sale of fixed assets                                                     1,260              -
                                                                         ---------      ----------
Cash used in investing activities                                        (52,363)       (49,510)
                                                                         ---------      ----------
Cash flows from financing activities
Proceeds from (payments for)
  Deposits more than withdrawals                                          36,911         52,657
  Securities sold under agreements to repurchase and other borrowings     47,312         10,444
  Retirement of securities sold under agreements to repurchase and other
    borrowings                                                           (49,765)       (13,975)
  Dividends                                                               (2,646)        (2,446)
  Common stock issued                                                        241            190
  Treasury stock                                                            (835)        (3,797)
  Exercise of option shares from Treasury                                     46            120
                                                                         ---------      ----------
Cash provided by financing activities                                     31,264         43,193
                                                                         ---------      ----------
Increase (decrease) in cash and cash equivalents                         (10,012)         2,443
Cash and cash equivalents, beginning of year                              33,150         17,669
                                                                         ---------      ----------
Cash and cash equivalents, end of period                                 $23,138        $20,112
                                                                         =========      ==========

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                             $17,770        $17,011
    Income taxes                                                           1,077          3,310

Supplemental disclosure of non-cash investing activities:
   (Increase)decrease-market valuation of securities available for sale  $(1,610)        $ (470)


--------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

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

     The consolidated financial data for the three and nine-month periods ended September 30, 2001 and 2000, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

3. Legal Proceedings

     The Company is a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material impact on the consolidated financial condition, results of operations or liquidity of the Company.

4.  New Accounting Pronouncement

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments, and Hedging Activities". SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and must be accounted for as either assets or liabilities at their fair value in the statement of financial position. The adoption of SFAS 133 did not have a material effect on the financial position or results of operations of the Company because the Company does not have any derivative activity.

     The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company's pledged assets to secured parties cannot be sold or repledged by those parties, therefore, no reclassification of pledged assets on the consolidated balance sheet was necessary for such transactions.
The Company's adoption of this Statement did not have a material effect on its financial statements.

     On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

5.   Cash Dividend

     The Company declared a cash dividend of $0.135 per share, payable on October 12, 2001 to shareholders of record as of September 17, 2001.

6. Stock Repurchase Program

     During the period from October 1, 2001 through October 31, 2001, the Company repurchased 32,150 shares of its common stock on the open market pursuant to its previously announced Stock Repurchase Program. The repurchased shares are held as treasury stock and will be principally used for the exercise of stock options, incentive plan stock awards and other general corporate purposes.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2001 and 2000, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

Company

     The Company is a bank holding company headquartered in Bergen County, New Jersey. The Company's principal operating subsidiary is Interchange Bank. In addition to the Bank, the Company has a wholly-owned direct subsidiary: Clover Leaf Mortgage Company, a New Jersey Corporation, which is not currently engaged in any business activity.

     Subsidiaries of the Bank include: Clover Leaf Investment Corporation, an investment company pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., engaged in the sale of tax-deferred annuities and insurance; Clover Leaf Management Realty Corporation, a Real Estate Investment Trust ("REIT"), which manages certain real estate assets of the Company; and Interchange Capital Company, L.L.C., ("ICC") which engages in equipment lease financing. All of the Bank's subsidiaries are either New Jersey corporations or New Jersey limited liability companies, and are 100% owned by the Bank, except for the REIT, which is 99% owned by the Bank.

Forward-Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relate to the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company, and
(vi) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.
                                       9

          THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                              RESULTS OF OPERATIONS


Earnings Summary

     For the third quarter of 2001, the Company reported net income of $2.8 million, an increase of $376 thousand over the same period last year. Earnings per diluted common share increased 16.2% to $0.43 from $0.37 for the same period in 2000. The advance in earnings was driven largely by growth in net interest income on a tax equivalent basis, which increased $674 thousand, or 8.5%. The improvement in net interest income was attributable to the Company's loan production, which generated $36.7 million of growth in average loans. In addition, non-interest income, which increased $234 thousand, or 19.0%, over the same period last year also contributed to the improvement in earnings. The growth in revenues was partly offset by a $321 thousand, or 6.0%, increase in non-interest expenses, which largely reflect the costs associated with the opening of two new branches during the second half of 2000 and the growth of ICC, the Bank's equipment lease financing subsidiary.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax-equivalent basis increased $674 thousand, or 8.5%, to $8.7 million for the quarter ended September 30, 2001 as compared to the same quarter in 2000. The increase in net interest income is due primarily to a $31.2 million growth in average interest earning assets, particularly loans. This asset growth was funded by deposit liabilities, which grew $40.5 million on average for the third quarter of 2001 as compared to the same quarter in 2000. The growth in net interest income was also driven by an improvement in the net interest margin ("margin"), which increased by 18 basis points to 4.53% for the third quarter of 2001 as compared to the same quarter in 2000.

     Interest income, on a tax-equivalent basis, totaled $14.3 million for the third quarter of 2001, which decreased $204 thousand, or 1.4%, as compared to the same quarter in 2000. The decrease in interest income resulted from a 43 basis point decline in average yield on interest-earning assets to 7.49% for the third quarter of 2001 as compared to the same period in 2000. The decline in average yield is attributed to a reduction in market interest rates. A growth in average interest-earning assets, principally loans and securities, which increased $31.2 million or 4.3% partly offset the effects of the decline in asset yields.

     Interest expense, which totaled $5.7 million for the third quarter of 2001, decreased $878 thousand, or 13.4%, as compared to the same period in 2000. The decrease is principally due to average rates paid on interest-bearing liabilities declining 77 basis points to 3.64% over the prior comparable period, despite a growth in average interest-bearing liabilities of $28.6 million for the third quarter of 2001 as compared to the third quarter of 2000.

Non-interest Income

     For the quarter ended September 30, 2001, non-interest income increased $234 thousand, or 19%, to $1.5 million from $1.2 million one year ago. The significant components of the change were: an increase to the cash surrender value of the Bank's newly purchased bank owned life insurance ("BOLI") of $170 thousand; net gains on the sales of securities of $129 thousand; and an increase in lease syndication income of $123 thousand. The change was influenced by non-recurring items in 2000 consisting of gains from the early payoff of commercial loans purchased at a discount and the settlement of an insurance claim of $197 thousand and $53 thousand, respectively. Miscellaneous other income comprised the remainder of the increase in non-interest income.

Non-interest Expenses

     Non-interest expenses increases $321 thousand, or 6%, to $5.7 million for the quarter ended September 30, 2001, from $5.4 million for the same period one year ago. The increase in non-interest expenses was principally due to growth in salaries and benefits and advertising expenses of $216 thousand and $144 thousand, respectively, for the third quarter of 2001 as compared to the same quarter in 2000. The growth in salaries and benefits was partly attributed to two new branches, which were opened in the second half of 2000 and the continued growth in the operations of ICC. Directors' expenses, which decreased $36 thousand, offset a portion of the growth in non-interest expenses. The decrease reflects a decline in the period expense for the Directors' Retirement Plan.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 32.4% for the three months ended September 30, 2001 as compared to 33.3% for the third quarter of 2000. The improvement was largely due to increased investments in loans and the BOLI, which are exempt from federal income tax.

           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                              RESULTS OF OPERATIONS

Earnings Summary

     For the first nine months of 2001, the Company reported net income of $7.6 million, or $1.16 diluted earnings per common share, as compared with $6.6 million, or $1.01 diluted earnings per common share for the same period last year. The advance in earnings was driven largely by growth in net interest income on a tax equivalent basis, which increased $1.8 million, or 7.9%. The improvement in net interest income was attributable to the Company's loan production, which generated $44.5 million of growth in average loans. In addition, non-interest income, which increased $672 thousand, or 21.2%, over the same period last year also contributed to the improvement in earnings. The growth in revenues was partly offset by a $1.2 million, or 7.6%, increase in non-interest expenses, which largely reflect the costs associated with the opening of two branches during the second half of 2000 and the growth of ICC.

Net Interest Income

     Net interest income on a tax equivalent basis increased $1.8 million to $25.3 million for the nine months ended September 30, 2001 as compared to the same period in 2000. The increase in net interest income is due primarily to a 7.5% growth in average interest earning assets, particularly loans. The asset growth was funded by deposit liabilities, which grew 9.0% on average for the nine months ended September 30, 2001, as compared to the same period last year.

     Interest income, on a tax-equivalent basis, totaled $43.6 million for the first nine months of 2001, an increase of $2.5 million, or 6.1%, as compared to the same period in 2000. The growth in interest income resulted from a $53.3 million, or 7.5%, growth in average interest-earning assets, principally loans, which grew $44.5 million, or 8.4%. The average yield on interest-earning assets declined 11 basis points to 7.64% for the first nine months of 2001 as compared to the same period in 2000 served to offset some of the benefits derived from the growth in interest earning assets. The decline in average yield was due largely to a reduction in market interest rates.

     Interest expense, which totaled$18.3 million for the first nine months of 2001, increased $650 thousand, or 3.7%, as compared to the same period in 2000. The increase is attributable mostly to the growth in average interest-bearing liabilities of $45.0 million for first nine months of 2001 as compared to the same period in 2000. A decrease in the average rates paid on interest-bearing liabilities of 16 basis points to 3.96% over the prior comparable period served to offset some of the growth in interest bearing liabilities.

Non-interest Income

     For the nine months ended September 30, 2001, non-interest income amounted to $3.8 million, an increase of $672 thousand, or 21.2%, as compared to the same period in 2000. The significant components of the change were: an increase to the cash surrender value of the Bank's newly purchased BOLI of $170 thousand; net gains on the sales of securities of $150 thousand; and an increase in lease syndication income of $156 thousand. Further, fees on deposit accounts increased $70 thousand also contributing to the increase.

Non-interest Expenses

     For the nine months ended September 30, 2001, non-interest expenses totaled $17.1 million, an increase of $1.2 million, or 7.6%, as compared to the same period in 2000. The Bank's expansion program, which included adding two branches during the last half of 2000 and also included growing the operations of ICC was largely responsible for the increase in non-interest expenses. The increased costs for the new branches and ICC's increased operations were $413 thousand and $300 thousand, respectively. After adjusting for the above noted expenses related to expansion costs, non-interest expenses for the nine months ended September 30, 2001 increased $494 thousand, or 3.1%, compared to the nine months ended September 30, 2000. This change occurred in salaries and benefits and net occupancy, which increased $458 thousand, or 5.5%, and $120 thousand, or 5.4%, respectively, for the nine months ended 2001 as compared to the same period in 2000 was due mostly to normal growth.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 32.4% for the nine months ended September 30, 2001 as compared to 33.1% for the same period of 2000. The improvement was largely due to increased investment in loans that are exempt from federal income tax.

                               FINANCIAL CONDITION

     At September 30, 2001, the Company's total assets were $811.6 million, an increase of $41.4 million, or 5.4%, from $770.2 million at December 31, 2000. The growth was largely in loans and securities, which grew $31.0 million and $9.1 million, respectively, for September 30, 2001 as compared to December 31, 2000. The asset growth was funded principally by an increase in deposit liabilities, which occurred mostly in interest bearing demand deposits.

Cash and Cash Equivalents

     At September 30, 2001, cash and cash equivalents decreased $10.0 million to $23.1 million as compared to December 31, 2000. This is largely the result of investing activities (funding loans and investment growth) investing cash more rapidly than financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) could generate it. This can be seen more completely on the accompanying unaudited Statements of Cash Flows.

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

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for pledging requirements and to manage asset quality diversification. At September 30, 2001, investment securities totaled $170.5 million and represented 21.0% of total assets, as compared to $161.4 million and 20.9%, respectively, at December 31, 2000. AFS securities comprised 76.4% of the total securities portfolio at September 30, 2001 as compared to 74.6% at December 31, 2000. During the third quarter of 2001, the Company sold securities with a book value of approximately $15.3 million and recognized $129 thousand in gains from the security sales. The proceeds from the securities sold were used to fund the purchase of the BOLI.


     The following table reflects the  composition of the securities portfolio: (dollars in thousands)

                                                                    ----------------------------------------------------------
                                                                                      September 30, 2001
                                                                    ----------------------------------------------------------
                                                                                         (unaudited)
                                                                                      Gross           Gross         Estimated
                                                                   Amortized       Unrealized       Unrealized        Market
                                                                     Cost             Gains           Losses          Value
                                                                   _________       __________       __________      _________

Securities held to maturity
    Mortgage-backed securities                                      $23,765            $453             $ -         $ 24,218
    Obligations of U.S. agencies                                      5,974             233               -            6,207
    Obligations of states & political subdivisions                   10,126             470               2           10,594
    Other debt securities                                               331               5               -              336
                                                                   _________       __________       __________      _________
                                                                     40,196           1,161               2           41,355
                                                                   _________       __________       __________      _________

Securities available for sale
    Obligations of U.S. Treasury                                      1,998              34               -            2,032
    Mortgage-backed securities                                       90,292           2,254              19           92,527
    Obligations of U.S. agencies                                     17,011             828               -           17,839
    Obligations of states & political subdivisions                   10,783             652               -           11,435
    Other debt securities                                             2,410              42               -            2,452
    Equity securities                                                 3,984               5               -            3,989
                                                                   _________       __________       __________      _________
                                                                    126,478           3,815              19          130,274
                                                                   _________       __________       __________      _________
      Total securities                                             $166,674          $4,976             $21         $171,629
                                                                   =========       ==========       ==========      =========

                                                                   ----------------------------------------------------------
                                                                                      December 31, 2000
                                                                   ----------------------------------------------------------
                                                                                         (unaudited)
                                                                                      Gross           Gross         Estimated
                                                                   Amortized       Unrealized       Unrealized        Market
                                                                     Cost             Gains           Losses          Value
                                                                   _________       __________       __________      _________
Securities held to maturity
    Mortgage-backed securities                                     $ 12,646            $ 96            $ 48         $ 12,694
    Obligations of U.S. agencies                                     15,161             244               8           15,397
    Obligations of states & political subdivisions                   12,813             137              64           12,886
    Other debt securities                                               422               1               -              423
                                                                   _________       __________       __________      ________
                                                                     41,042             478             120           41,400
                                                                   _________       __________       __________      ________
Securities available for sale
    Obligations of U.S. Treasury                                      1,996              26               -            2,022
    Mortgage-backed securities                                       79,242             758             155           79,845
    Obligations of U.S. agencies                                     19,924             194               4           20,114
    Obligations of states & political subdivisions                   13,562             237              58           13,741
    Other debt securities                                               612               8               -              620
    Equity securities                                                 3,970               -               -            3,970
                                                                   _________       __________       __________      ________
                                                                    119,306           1,223             217          120,312
                                                                   _________       __________       __________      ________
      Total securities                                             $160,348          $1,701            $337         $161,712
                                                                   =========       ==========       ==========      ========



     At September 30, 2001,  the  contractual  maturities of securities  held to maturity and securities  available  for  sale  are  as  follows:  (dollars  in thousands) (unaudited)
                                           Securities                       Securities
                                       Held to Maturity                 Available for Sale
                                  ___________________________        ____________________________
                                     Amortized        Market             Amortized       Market
                                       Cost            Value               Cost           Value
                                  ___________________________        ____________________________

Within 1 year                        $ 4,904       $ 5,016              $ 6,050         $ 6,165
After 1 but within 5 years             6,223         6,473               50,315          52,207
After 5 but within 10 years           15,062        15,556               14,605          15,210
After 10 years                        14,007        14,310               51,524          52,704
Equity securities                        -             -                  3,984           3,988
                            Total   $ 40,196      $ 41,355            $ 126,478       $ 130,274
                                  ===========================        ============================

Loans

     Total loans amounted to $591.8 million at September 30, 2001, an increase of $31.0 million from $560.9 million at December 31, 2000. The growth was predominately in commercial mortgage loans and consumer lease financing, which increased $17.5 million and $13.9 million, respectively. During the first nine months of 2001, the Company purchased $15.4 million of consumer auto leases. These leases were subjected to the Company's independent credit analysis prior to purchase and were, in some cases, purchased with a limited buy-back obligation from the sellers.


     The  following  table  reflects  the  composition  of the  loan  and  lease portfolio: (dollars in thousands)
                                                      --------------------   -------------------
                                                         September 30,          December 31,
                                                             2001                   2000
                                                      --------------------   -------------------
                                                          (unaudited)
Amount of loans by type
     Real estate-mortgage
         Commercial                                              $199,203              $181,722
         1-4 family residential
               First liens                                        116,246               110,369
               Junior liens                                         8,425                11,195
               Home equity                                        136,265               142,610
     Commercial and financial                                      80,511                76,702
     Real estate-construction                                       2,407                 3,755
     Installment                                                    5,478                 6,108
     Lease financing
         Commercial                                                24,527                23,499
         Consumer                                                  18,787                 4,919
                                                      --------------------   -------------------
               Total                                             $591,849              $560,879
                                                      ====================   ===================


Deposits

     Deposits are an essential and cost-effective funding source for the Company. The Company attributes its success in growing deposits to the emphasis it places on building core customer relationships by offering a variety of products designed to meet the financial needs of the customers based on their identifiable "life stages".

     At September 30, 2001, total deposits increased $36.9 million, or 5.5%, to $705.8 million from $668.9 million at December 31, 2000. The growth in deposits occurred principally in other interest-bearing demand deposits and time deposits, which increased $30.4 million, or 8.6%, and $7.1 million, or 3.4%, respectively, at September 30, 2001 as compared to December 31, 2000. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total deposits. The average yield on other interest-bearing deposits decreased 89 basis points to 2.50% for the third quarter of 2001 as compared to the same period in 2000.

     For the three and nine months ended September 30, 2001, the Company's overall yield on deposits decreased by 56 basis points and 4 basis points, respectively, as compared to the same periods last year. The decrease is attributed predominately to changes in market interest rates and a change in the composition of deposit liabilities.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans and foreclosed real estate. At September 30, 2001, nonperforming assets amounted to $4.2 million, an increase of $2.6 million from $1.6 million at December 31, 2000. Included in non-performing loans at September 30, 2001 is a commercial loan amounting to $971 thousand, which was paid in full (including back interest and other charges) in October 2001. After adjusting for this occurrence, non-performing loans would have totaled $2.9 million at September 30, 2001, a $1.5 million increase from year-end 2000. Part of the increase is due to a commercial real estate loan amounting to $604 thousand, which is 25% guaranteed by the New Jersey Economic Development Authority. The remainder of the change is due largely to an increase in delinquencies in ICC's equipment lease portfolio. Management is presently working with its source vendors and other entities to resolve the delinquencies. The resolution includes but is not limited to obtaining possession of the equipment, which will be re-marketed by the vendors to new customers. The ratio of nonperforming assets to total loans and foreclosed real estate increased to 0.54% at September 30, 2001, adjusted for the pay-off of the $971 thousand commercial loan, from 0.29% at December 31, 2000.

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

     The ALLL was $6.3 million at September 30, 2001, and $6.2 million at December 31, 2000, representing 161.7% and 441.2% of nonperforming loans at those dates, respectively. For the first nine months of 2001 and 2000, the Company's provision for loan and lease losses was $590 thousand and $750 thousand, respectively.

Market Risk

     The Company's primary exposure to market risk arises from changes in market interest rates ("interest rate risk"). The Company's profitability is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and economic value of equity and adjust the balance sheet, if necessary, to minimize the inherent risk and maximize income. On a weekly basis, the Company's Asset/Liability Committee ("ALCO") meets to review matters pertaining to market and interest rate risk. On a quarterly basis, management through the use of an asset/liability simulation model produces a report, which estimates the potential impact on net interest income and future economic value of equity. ALCO and the Board of Directors review this report. At September 30, 2001, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. Based on the simulation, the results did not significantly change from December 31, 2000. At September 30, 2001, the Company was within policy limits established by the Board of Directors for changes in net interest income and future economic value of equity.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the first nine months of 2001.

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

     A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to certain limitations) and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. Total capital is the sum of core and supplementary capital.

     At September 30, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2001, the minimum leverage ratio requirement to be considered adequately capitalized was 4%.

     The capital levels of the Company and the Bank at September 30, 2001, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. At September 30, 2001, the Company and the Bank exceeded all the minimum capital ratios established by the federal banking agencies to be considered "well-capitalized". The minimum capital guidelines are detailed in the table below.


The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)
                                                                                                                  To Be "Well
                                                                                                               Capitalized" Under
                                                                                      For Capital              Prompt Corrective
                                                          Actual                   Adequacy Purposes           Action Provisions
                                                 --------------------------    -------------------------     -----------------------
                                                    Amount        Ratio           Amount        Ratio          Amount       Ratio
                                                 ------------- ------------    ------------- -----------     ----------- -----------

As of September 30, 2001 (unaudited):
     Total Capital (to Risk Weighted Assets):
       The Company                                 $72,266        12.73 %        $45,403        8.00 %       $56,754       10.00 %
       The Bank                                     71,662        12.62           45,402        8.00          56,753       10.00
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                  65,927        11.62           22,702        4.00          34,052        6.00
       The Bank                                     65,323        11.51           22,701        4.00          34,052        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                  65,927         8.18           32,251        4.00             N/A         N/A
       The Bank                                     65,323         8.13           32,144        4.00          40,181        5.00

As of December 31, 2000:
     Total Capital (to Risk Weighted Assets):
       The Company                                 $67,632        12.92 %        $41,864        8.00 %       $52,331       10.00 %
       The Bank                                     67,165        12.83           41,865        8.00          52,331       10.00
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                  61,478        11.75           20,932        4.00          31,398        6.00
       The Bank                                     61,011        11.66           20,932        4.00          31,398        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                  61,478         8.02           30,656        4.00             N/A         N/A
       The Bank                                     61,011         7.99           30,556        4.00          38,196        5.00


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

     The Company's most liquid assets are cash and due from banks and federal funds sold. At September 30, 2001, the total of such assets amounted to $23.1 million, or 2.9%, of total assets, compared to $33.1 million, or 4.3%, of total assets at December 31, 2000. The decrease in cash and cash equivalents was due largely to growth in investments and loans. At September 30, 2001, total investments amounted to $170.5 million, an increase of $9.1 million or 5.7% as compared to December 31, 2000. The growth in investments occurred mostly in AFS securities, which is also another significant liquidity source. At September 30, 2001, AFS securities amounted to $130.3 million, or 76.4%, of total securities, compared to $120.3 million, or 74.6%, of total securities at December 31, 2000.

     In 2001, despite heightened competition for loans, loan production continued to be the Company's principal investing activity. Net loans at September 30, 2001 amounted to $585.5 million, an increase of $30.8 million, or 5.5%, from $554.7 million at December 31, 2000.

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At September 30, 2001, total deposits amounted to $705.8 million, an increase of $36.9 million, or 5.5%, from December 31, 2000. In addition, the Company supplements the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At September 30, 2001, advances from the FHLB and REPOS amounted to $18.5 million and $10.5 million, respectively, as compared to $13.0 million and $18.5 million, respectively, at December 31, 2000. At September 30, 2001, total borrowings amounted to 3.6% of total assets, which was a decline from 4.1% at December 31, 2000. In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $79.9 million line of credit available through its membership in the FHLB.

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

Item 1.   Legal Proceedings
          Reference is made to Note 3 of the Company's Consolidated Financial Statements in this Form 10-Q.

Item 2.   Change in Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a) The following exhibits are furnished herewith:
              Exhibit.
              _______
              11       Statement re computation of per share earnings

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


Dated: November 14, 2001


Exhibit 11.  Computation Re: Earnings Per Share
                       (dollars in thousands, except per share amounts)
                             --------------------------------------------------- ---------------------------------------------------
                                               Three Months Ended,                                Nine Months Ended,
                             --------------------------------------------------- ---------------------------------------------------
                                September 30, 2001         September 30, 2000        September 30, 2001         September 30, 2000
                             -------------------------  ------------------------ ------------------------    -----------------------
                                    Weighted   Per              Weighted   Per            Weighted   Per           Weighted   Per
                                    Average    Share            Average   Share           Average   Share          Average    Share
                             Income  Shares    Amount   Income   Shares   Amount  Income   Shares   Amount  Income   Shares   Amount
                             ------ --------   ------   ------  -------- -------  ------  --------  ------  ------ --------   ------
Basic Earnings per
   Common Share
Income available to
   common shareholders       $2,793   6,521    $0.43    $2,417   6,527   $0.37    7,598   6,535   $1.16    $6,599    6,544   $1.01
                                               =====                     =====                    =====                      =====

Effect of Dilutive Shares
Options issued to
   management                            38                         16                       28                         18
                                    -------                     ------                    -----                      -----

Diluted Earnings per
   Common Share              $2,793   6,559    $0.43    $2,417   6,543   $0.37   $7,598   6,563   $1.16    $6,599    6,562   $1.01
                             ====== =======    =====    ======= ======   =====   ======   =====   =====    ======    =====   =====
