Form 10-K
period 2001-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2002-03-28
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________
                                    FORM 10-K
                                _________________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____

                         Commission File number 1-10518

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

       New Jersey                                         22-2553159
-------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation  or organization)                       Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                            07663
----------------------------------------                            -----
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (201) 703-2265

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
        Title of Each Class                               which registered
        -------------------                          ------------------------
             None                                          Not Applicable
                           _________________________

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                                 --------------
                           Common Stock (no par value)

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of outstanding shares of the Registrant's common stock, no par value per share, as of March 19, 2002, was as follows:


       Class                                  Number of Outstanding Shares
       -----                                  ----------------------------
    Common Stock
    (No par value)                                      6,531,018

The aggregate market value of Registrant's voting stock (based upon the closing trade price on March 19, 2002,) held by non-affiliates of the Registrant was approximately $127,422,000.

Documents incorporated by reference:

Portions of Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

Portions of Registran's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference to Parts II and IV of this Annual Report on Form 10-K.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


PART I                                                                    PAGE

Item 1.   Business.....................................................     1
Item 2.   Properties...................................................     9
Item 3.   Legal Proceedings............................................    10
Item 4.   Submission of Matters to a Vote of Security Holders..........    10

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters......................................................    11
Item 6.   Selected Consolidated Financial Data.........................    12
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................    14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...    14
Item 8.   Financial Statements and Supplementary Data..................    14
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure....................    14

PART III

Item 10.  Directors and Executive Officers of the Registrant...........    15
Item 11.  Executive Compensation.......................................    16
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management.............................................    16
Item 13.  Certain Relationships and Related Transactions...............    16

PART IV

Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K...................................    17

Signatures        .....................................................    18

                                    PART I
Item 1.  Business

General

     Interchange Financial Services Corporation (the "Company") is a New Jersey business corporation and registered bank holding company under the Bank Holding Company Act of 1956, as amended. It acquired all of the outstanding stock of Interchange Bank (formerly known as Interchange State Bank), a New Jersey state chartered bank (the "Bank" or "Interchange"), in 1986. The Bank is the Company's principal operating subsidiary. The Company's principal executive office is located at Park 80 West/ Plaza Two, Saddle Brook, New Jersey 07663, and the telephone number is (201) 703-2265.

     As a holding company, the Company provides support services to its direct and indirect subsidiaries. These include executive management, personnel and benefits, risk management, data processing, strategic planning, legal, and accounting and treasury.

     The Bank, established in 1969, is a full-service commercial bank headquartered in Saddle Brook, New Jersey, and is a member of the Federal Reserve System. It offers banking services for individuals and businesses through its seventeen banking offices and one supermarket mini-branch in Bergen County, New Jersey. During 2000, the Company opened two branches, one in Waldwick, New Jersey and another in Ramsey, New Jersey. These newest branch locations link the Company's service area from Montvale in the east to Oakland in the west, giving its northern Bergen County customers greater access to the Company's services. In 2000, the Company closed and relocated its Montvale branch to an improved facility across the street.

     In addition to the Bank, the Company owns all of the outstanding capital stock of Clover Leaf Mortgage Company, a New Jersey Corporation established in 1988, which is not currently engaged in any business activity. During 2000, Washington Interchange Corporation, formerly a wholly owned direct subsidiary, was merged into the Bank. Subsidiaries of the Bank include: Clover Leaf Investment Corporation, established in 1988 to engage in the business of an investment company pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., established in 1990 to engage in sales of tax-deferred annuities; Clover Leaf Management Realty Corporation, established in 1998 as a Real Estate Investment Trust ("REIT") which manages certain real estate assets of the Company in an effort to take advantage of certain tax benefits; and Interchange Capital Company, L.L.C., established in 1999 to engage in equipment lease financing, specializing in small ticket vendor leasing, and the solicitation of end users in the Bank's current market. All of the Bank's subsidiaries are organized under New Jersey law and are 100% owned by the Bank, except for the REIT which is 99% owned by the Bank.

Banking Operations

     Through the Bank, the Company offers a wide range of consumer banking products and services, including: checking and savings accounts, money-market accounts, certificates of deposit, individual retirement accounts, residential mortgages, home equity lines of credit and other second mortgage loans, home improvement loans, automobile loans, personal loans and overdraft protection. The Bank also offers a VISATM credit card and several convenience products, including the Interchange Check Card, which permits customers to access their checking accounts by using the card when making purchases. The Interchange Check Card can also be used as an ATM card to perform basic banking transactions. The Bank maintains nineteen automated teller machines (operating within the MACTM, PlusTM, HONORTM, CIRRUSTM, VISATM, NYCETM, and MasterCardTM networks), which are located at eighteen of the banking offices, a supermarket and a college.

     Another service offered to customers is Interchange Bank-Line Telephone Banking. Customers can perform basic banking transactions, transfer money between accounts, make loan payments and more by phone from anywhere in the world, at any time of the day or night by calling a toll-free number - with no charge for routine services. Also established in 1999, the Interchange Bank-Line Center is an inbound calling facility providing enhanced customer service via access to a single source for account and product information, opening accounts or even applying for a consumer loan. The Interchange Bank-Line Center also serves as an outbound telemarketing resource, contacting prospective and current customers for new accounts.

     In July of 2000, the Bank announced the introduction of InterBank for online banking. InterBank, which is accessed through the Bank's internet web site at www.interchangebank.com, allows customers to access account information, process transfers between accounts, generate an account statement, pay bills electronically and more. As discussed herein, the concept of one-stop banking at InterBank is extended further to include insurance products, securities trading and 24 hours a day, 7 days a week loan applications - all of which are available on the Bank's web site.

     The Bank also is engaged in the financing of local business and industry, providing credit facilities and related services for smaller businesses, typically those with $1 million to $5 million in annual sales. Commercial loan customers of the Bank are businesses ranging from light manufacturing and local wholesale and distribution companies to medium-sized service firms and local retail businesses. The Bank offers most forms of commercial lending, including working capital lines of credit, small business administration loans, term loans for fixed asset acquisitions, commercial mortgages, equipment lease financing and other forms of asset-based financing.

     In addition to its origination activities, the Bank purchases packages of loans. In 2001 and 2000, the Bank purchased $18.8 million and $13.5 million of loans, respectively. These loans were subjected to the Bank's independent credit analysis prior to purchase. In the Bank's experience, there are opportunities to sell the Bank's other products and services to the borrowers whose loans are purchased by the Bank. The Bank believes that purchasing loans will continue to be a desirable way to augment its portfolios as opportunities arise.

     The Bank also engages in mutual fund and annuities sales and brokerage services. An Investment Services Program is offered through an alliance between the Bank and the Independent Community Bankers Association of America Financial Services Corporation ("ICBAFSC"), under which mutual funds and annuities offered by ICBAFSC are made available to the Bank's customers by Bank employees. The Bank has also expanded its product offerings by entering into an agreement with ICBAFSC to offer discount brokerage services to its customers. The Bank offers securities trading through its web site, which is hyperlinked to U.S. Clearing Corp., so that customers can access their brokerage accounts via the Internet. There is also a direct link from the Company's web site to the NASDAQ National Market to allow investors to keep informed of the daily quotes and market activity for the Company's common stock. The Company's common stock is listed for quotation on the NASDAQ National Market System under the symbol IFCJ.

     Deposits of the Bank are insured up to $100,000 per depositor by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC").

     Additional information about the Bank and the Company, our core purpose and values, and our products and services may be found on our web site at www.Interchangebank.com. Information contained on our Internet web site is not part of this Annual Report on Form 10-K and is not being incorporated by reference into this report.

Market Areas

     The Company's principal market for its deposit gathering and loan origination activities covers major portions of Bergen County in the northeastern corner of New Jersey adjacent to New York City. Bergen County has a relatively large affluent base for the Company's services. The principal service areas of the Company is characterized by a diversified mix of stable residential neighborhoods with a wide range of per household income levels; offices, service industries and light industrial facilities; and large shopping malls and small retail outlets.

     Over the years - and most recently in 2001- the Bank conducts periodic market research, utilizing customer satisfaction studies and an outside firm to shop our branches to keep aware of market trends. The information provided by the research is used by the Bank to design new products and services or improve on existing products and services in order to satisfy our customers' needs.


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

Competition

     Competition in the banking and financial services industry within the Company's primary market area is strong. The Bank actively competes with national and state-chartered commercial banks, operating on a local and national scale, and other financial institutions, including savings and loan associations, mutual savings banks, and credit unions. In addition, the Bank faces competition from less heavily regulated entities such as brokerage institutions, money management firms, consumer finance and credit card companies and various other types of financial services companies. Many of these institutions are larger than the Bank, and a number pursue community banking strategies similar to those of the Bank.

     Management believes that opportunities continue to exist to satisfy the deposit and borrowing needs of small and middle market businesses located in the Bank's primary market. Larger banks continued to show an interest for only the largest loans, and may be challenged to administer smaller loans profitably. Interchange has the desire and the ability to give smaller businesses the level of service they require. Many small businesses eventually become midsize businesses, with a corresponding change in their financial requirements. As these businesses grow, they do not outgrow Interchange because of its ability to be responsive to both small and midsize business constituencies. Businesses of all sizes and professionals of all disciplines have benefited from our extensive selection of commercial services and products. For example, the Business Class Banking Account offers checking with a variety of extra services including Interbanking - a proprietary product which allows the business customer to do routine business banking right from their office computer. And through our subsidiary, Interchange Capital Company, L.L.C., we are able to extend cost-effective equipment leasing solutions for a variety of expansion and upgrading projects. By designing programs to accommodate the changing needs of growing businesses, Interchange is extending the longevity of valuable customer relationships.

Personnel

     The Company had 217 full-time-equivalent employees at year-end 2001. The Company believes its relationship with employees to be good.

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

Capital Adequacy Guidelines

     The Federal Reserve issued guidelines establishing risk-based capital requirements for bank holding companies having more than $150 million in assets and member banks of the Federal Reserve System. The guidelines established a risk-based capital framework consisting of (1) a definition of capital and (2) a system for assigning risk weights. Capital consists of Tier I capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier II, which includes a portion of the allowance for loan losses. Effective October 1, 1998, the Federal Reserve adopted an amendment to its risk-based capital guidelines that permits insured depository institutions to include in their Tier II capital up to 45% of the pre-tax net unrealized gains on certain available for sale equity securities. All assets and off-balance-sheet items are assigned to one of four weighted risk categories ranging from 0% to 100%. Higher levels of capital are required for the categories perceived as representing the greater risks. The Federal Reserve established a minimum risk-based capital ratio of 8% (of which at least 4% must be Tier I). An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance sheet items into account in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards. In addition to the risk-based guidelines discussed above, the Federal Reserve requires that a bank holding company and bank which meet the regulator's highest performance and operational standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier I capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased. At December 31, 2001 the Company and the Bank satisfied these ratios and has been categorized as a well-capitalized institution, which in the regulatory framework for prompt corrective action imposes the lowest level of supervisory restraints. See Note 13 to the Company's audited Consolidated Financial Statements for additional information regarding the Company's and the Bank's capital adequacy.

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

     Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine "assessment risk classifications" based on its capital classification and the FDIC's consideration of supervisory evaluations provided by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2002 to 0% assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of 0.27% of total deposits. In addition to its insurance assessment, each insured bank is subject to a debt service assessment of $0.0182 per one hundred dollars of deposits during the first and second quarters of 2002, respectively, to help recapitalize the Savings Association Insurance Fund of the FDIC. During 2001, the Bank's BIF debt service assessment rates ranged between 1.84 and 1.96 basis points. The Bank's deposit insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

     The foregoing is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

Item 2.  Properties

     The Company leases twelve banking offices, one mini-branch within a supermarket, one operations/support facility and one administrative/executive facility. It also leases two locations for the sole purpose of operating Automated Teller Machines. It owns four banking offices and leases land on which it owns one bank building. All of the facilities are located in Bergen County, New Jersey, which constitutes the Company's primary market area.

     Net investment in premises and equipment totaled $10.2 million at December 31, 2001. Annual rental payments with respect to the Company's leased facilities were $1.5 million for the year ended December 31, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2001.

                                     Part II
Forward Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relate to the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company, and
(vi) losses in the Company's leasing subsidiary exceeding management's expectations, and (vii) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.


Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is presently listed for quotation on the NASDAQ National Market System under the symbol "IFCJ." Effective January 17, 2001, the Company de-listed its common stock from trading on the American Stock Exchange, which had been trading under the symbol "IFC". Contemporaneous with this action, the Company's common stock became listed for quotation on the NASDAQ National Market

System. On January 16, 2001, the Company issued a press release to report this change. At February 15, 2002, there were approximately 1,129 shareholders of record. A portion of the Company's common stock is held in "street name" by nominees for beneficial owners, so the actual number of shareholders is probably higher. The following table sets forth, for the periods indicated, the reported high and low sales prices by quarter:


Table 13
--------------------------------------------------------------------------------
Quarterly Common Stock Price Range
for the years ended December 31,
--------------------------------------------------------------------------------

The Company's common stock is quoted on the NASDAQ National Market System under the symbol "IFCJ."


                                    High          Low         Cash
                                    Sales        Sales      Dividends
                                    Price        Price      Declared
                                   -------      -------     ----------
1999
          First quarter  . . . .    $17.50       $16.00         $0.120
          Second quarter . . . .     17.38        15.50          0.120
          Third quarter  . . . .     19.63        16.63          0.120
          Fourth quarter . . . .     18.13        16.13          0.120

2000
          First quarter  . . . .    $17.50       $13.63         $0.125
          Second quarter . . . .     14.38        12.13          0.125
          Third quarter  . . . .     13.75        12.00          0.125
          Fourth quarter . . . .     15.00        12.94          0.125

2001
          First quarter  . . . .    $18.88        $13.75        $0.135
          Second quarter . . . .     18.35         14.94         0.135
          Third quarter  . . . .     18.62         17.36         0.135
          Fourth quarter . . . .     19.72         17.55         0.135

The number of stockholders of record as of February 15, 2002 was 1,129.
-----------------------------------------------------------------------


     A cash dividend of $0.125 and $0.135 was declared on each common share outstanding in each quarter during 2000 and 2001, respectively. In 2000, a cash dividend of $0.12 was paid in the first quarter and $0.125 was paid in the second, third and fourth quarters.

     The Company intends, subject to its financial results, contractual, legal, and regulatory restrictions, and other factors that its Board of Directors may deem relevant, to declare and pay a quarterly cash dividend on its common stock in the future. The principal source of the funds to pay any dividends on the Company's common stock is dividends received from the Bank. Certain federal and state regulators impose restrictions on the payment of dividends by banks. See "Business - Supervision and Regulation" for a discussion of these restrictions.

Item 6. Selected Consolidated Financial Data

     The following selected financial data are derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and

Results of Operations." The Consolidated Statements of Financial Condition as of December 31, 2001 and 2000, and the Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2001 and the report thereon of Deloitte & Touche LLP are included on pages 28 through 47 of the Company's 2001 Annual Report to Shareholders filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

Item 6. Selected Consolidated Financial Data

FINANCIAL HIGHLIGHTS
Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                        2001        2000       1999        1998       1997
                                                                      --------    --------   --------    --------   --------
Income Statement Data (in thousands)
     Interest income                                                   $57,402     $55,621    $49,054     $48,766    $45,265
     Interest expense                                                   23,444      24,227     18,783      19,864     18,566
                                                                      --------    --------   --------    --------   --------
       Net interest income                                              33,958      31,394     30,271      28,902     26,699
     Provision for loan losses                                           1,075         750      1,200         951      1,653
                                                                      --------    --------   --------    --------   --------
       Net interest income after provision for losses                   32,883      30,644     29,071      27,951     25,046
     Non-interest income                                                 5,578       4,381      5,586       4,982      4,819
     Non-interest expenses                                              22,873      21,177     20,063      19,416     17,655
                                                                      --------    --------   --------    --------   --------
       Income before income taxes                                       15,588      13,848     14,594      13,517     12,210
     Income Taxes                                                        5,048       4,592      4,959       4,908      4,285
                                                                      --------    --------   --------    --------   --------
     Net income                                                        $10,540     $ 9,256    $ 9,635     $ 8,609    $ 7,925
                                                                      =========   ========   ========    ========   ========

Per Share Data
    Before acquisition costs
     Basic earnings per common share                                     $1.62       $1.42      $1.37       $1.32      $1.11
     Diluted earnings per common share                                    1.61        1.41       1.36        1.31       1.10
    After acquisition costs
     Basic earnings per common share                                      1.62        1.42       1.37        1.20       1.11
     Diluted earnings per common share                                    1.61        1.41       1.36        1.19       1.10
     Cash dividends declared                                              0.54        0.50       0.48        0.40       0.36
     Book value--end of year                                             10.56        9.49       8.66        8.66       7.86
     Tangible book value--end of year                                    10.56        9.48       8.60        8.56       7.71
     Weighted average shares outstanding (in thousands)
       Basic                                                             6,519       6,540      7,031       7,189      7,132
       Diluted                                                           6,548       6,558      7,062       7,237      7,222

Balance Sheet Data--end of year (in thousands)
     Total assets                                                     $830,949    $770,244   $706,125    $685,364   $625,050
     Securities held to maturity and securities available for sale     193,902     l61,354    161,889     149,930    135,997
     Loans                                                             581,323     560,879    511,976     478,717    438,273
     Allowance for loan losses                                           6,569       6,154      5,476       5,645      5,231
     Total deposits                                                    726,483     668,860    598,992     598,732    540,765
     Securities sold under agreements to repurchase                      6,700      18,500     16,431       8,780     13,028
     Short-term borrowings                                              18,100      13,000     13,975       9,768          -
     Long-term borrowings                                                    -           -     13,000           -      9,876
     Total stockholders' equity                                         68,233      61,984     58,276      62,372     56,130

Selected Performance Ratios
    Before acquisition costs
     Return on average total assets                                       1.31 %      1.24 %     1.39 %      1.44 %     1.33 %
     Return on average total stockholders' equity                        16.06       16.18      15.52       16.05      14.95
    After acquisition costs
     Return on average total assets                                       1.31        1.24       1.39        1.31       1.33
     Return on average total stockholders' equity                        16.06       16.18      15.52       14.53      14.95
    Dividend Payout                                                      33.37       35.24      35.04       32.81      30.08
    Average total stockholders' equity to average total assets            8.13        7.64       8.99        9.00       8.89
    Net yield on interest earning assets (taxable equivalent)             4.49        4.41       4.61        4.61       4.77
    Efficiency ratio (1)                                                 57.46       58.52      56.81       53.59      56.47
    Non-interest income to average total assets                           0.69        0.56       0.77        0.75       0.80
    Non-interest expenses to average total assets                         2.83        2.83       2.90         .95       2.96

Asset Quality--end of year (in thousands)
     Nonaccrual loans to total loans                                      0.37 %      0.25 %     0.22 %      0.25 %     0.35 %
     Nonperforming assets to total assets                                 0.34        0.21       0.22        0.26       0.33
     Allowance for loan losses to nonaccrual loans--end of year         304.12      441.15     491.12      471.20     345.51
     Allowance for loan losses to total loans--end of year                1.13        1.10       1.07        1.18       1.19
     Net charge-offs to average loans                                     0.11        0.01       0.28        0.12       0.10

Liquidity and Capital
     Average loans to average deposits                                   81.77 %     82.81 %    81.79 %     81.06 %    78.09 %
     Total stockholders' equity to total assets                           8.21        8.05       8.25        9.10        8.9
     Tier I capital to risk weighted assets                              11.74       11.75      12.72       13.80      13.19
     Total capital to risk weighted assets                               12.89       12.92      13.91       15.12      14.44
     Tier I capital to average assets                                     8.09        8.02       8.32        9.08       8.79

----------------------------------------------------------------------------------------------------------------------------
(1)  Information for this period has been restated to reflect the Company's acquisition of The Jersey Bank for Savings, which was completed on May 31, 1998 and was accounted for as a pooling of interests.

(2) The efficiency ratio is calculated by dividing  non-interest  expenses, excluding merger-related charges, amortization of intangibles and net expense of foreclosed  real estate by net interest  income (on a fully taxable equivalent basis) and non-interest  income,  excluding gains on sales of loans, securities and loan servicing.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 27 of the Company's 2001 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     The information regarding the market risk of the Company's financial instruments, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 24 of the Company's 2001 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.

Item 8.  Financial Statements and Supplemental Data

     The financial statements required by this Item are included in the Company's 2001 Annual Report to Shareholders on pages 28 through 47, filed as
Exhibit 13 hereto and incorporated herein by reference.

                                                                Page of Annual
                                                                   Report to
                                                                 Stockholders
                                                                --------------
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

Item 10. Directors and Executive Officers
         a.  Directors

               The information contained in the section entitled "Nominees and Directors" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

         b.  Executive Officers

               The following table sets forth the names, ages, and present positions of the Company's and the Bank's principal executive officers:

Name                   Age  Positions Held with the Company and the Bank
----                   ---  -----------------------------------------------
ANTHONY S. ABBATE...... 62  President and Chief Executive Officer
ANTHONY J. LABOZZETTA.. 38  Executive Vice President and Chief Financial Officer
FRANK R. GIANCOLA ..... 48  Senior Vice President--Operations
PATRICIA  D. ARNOLD ... 43  Senior Vice Presiden--Chief Credit Officer

Business Experience

     ANTHONY S. ABBATE, President and Chief Executive Officer of the Bank since 1981; Senior Vice President and Controller from October 1980. Engaged in the banking industry since 1959.

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

         c.  Compliance  with  Section  16(a)
               Information  contained in the section entitled "Compliance with
         Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

     Information contained in the section entitled "Executive Compensation" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained in the section entitled "Amount and Nature of Beneficial Ownership" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

     The information contained in the section entitled "Transactions with Management" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  The following documents are filed as part of this Report:

              1. Financial Statements:  The Financial Statements listed under
                 Item 8 to this Report are set forth at pages 29 through 32,and the Notes to Consolidated Financial Statements are set forth at pages 33 through 47,of the Annual Report to Shareholders for 2001 (See Exhibit 13 under paragraph(a)3 of this Item 14).

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

                 Exhibit 3(a) Certificate of Incorporation of Registrant,
                              as amended (Incorporated by reference to Exhibit 3 to Form S-4,filed April 27, 1998, Registration Statement No. 333-50065)

                 Exhibit 3(b) Bylaws of registrant (Incorporated by reference to Exhibit 3(b) to Form S-2, filed July 22, 1992, Registration Statement No. 33-49840)

               * Exhibit 10(a) Agreement for legal services between Andora and
                               Romano and Registrant,dated April 26, 2001

              (1) Exhibit 10(b) Outside Director Incentive Compensation Plan
                  Form S-8, filed June 26, 2000, Registration Statement
                  No. 33-40098

              (1) Exhibit 10(c) Stock Option and Incentive Plan of 1997
                  (Incorporate by reference to Exhibit 4(c) to Form S-8, filed September 30, 1997, Registration Statement No. 33-82530)

               *  Exhibit 10(d) Directors' Retirement Plan (as Amended 2002)

              (1) Exhibit 10(e)  Executives' Supplemental Pension Plan
                  (Incorporated by reference to Exhibit 10(i)(4) to Annual Report on Form 10-K for fiscal year ended December 31, 1994)

               * Exhibit 10(f) Change-in-Control Agreements for the Registrant's principal executive officers, and Amendment dated June 14, 2001

               * Exhibit 11 Statement regarding Computation of per share earnings

               * Exhibit 13 Portion of the Annual Report to Shareholders for the year ended December 31, 2001

               *  Exhibit 21  Subsidiaries of Registrant

               *  Exhibit 23  Independent Auditors' Consent of Deloitte &
                  Touche LLP

         (b) Reports on Form 8-K during the quarter ended December 31, 2001:

                  The Company filed a Current Report on Form 8-K on December 28, 2001. Item 5 of the referenced Current Report contained the press release announcing that it has signed a definitive agreement with Monarch Capital Corporation ("Monarch"), to purchase substantially all of Monarch's assets and liabilities

         ______________________________
         (1) Pursuant to Item 14(a) - 3 of Form 10-K, this exhibit represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this item.

  *    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   Interchange Financial Services Corporation

By: /s/ Anthony S. Abbate                  By: /s/ Anthony Labozzetta
-------------------------------------      ------------------------------
Anthony S. Abbate                          Anthony Labozzetta
President and Chief Executive Officer      Executive Vice President and
                                           Chief Financial Officer
(principal executive officer)              (principal financial and accounting
                                           officer)


March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/Anthony S. Abbate                      /s/Anthony Labozzetta
-------------------------------------     -------------------------------------
Anthony S. Abbate      March 28, 2002     Anthony Labozzetta      March 28, 2002
  Director                                  Executive Vice President and
  President and Chief Executive Officer     Chief Financial Officer

/s/Anthony D. Andora                      /s/Nicholas R. Marcalus
-------------------------------------     --------------------------------------
Anthony D. Andora      March 28, 2002     Nicholas R. Marcalus    March 28, 2002
  Director                                  Director
  Chairman of the Board

/s/Donald L. Correll                      /s/Eleanore S. Nissley
-------------------------------------     --------------------------------------
Donald L. Correll      March 28, 2002     Eleanore S. Nissley     March 28, 2002
  Director                                  Director

/s/Anthony R. Coscia                      /s/Jeremiah F. O'Connor
-------------------------------------     --------------------------------------
Anthony R. Coscia      March 28, 2002     Jeremiah F. O'Connor    March 28, 2002
  Director                                  Director

/s/John J. Eccleston                      /s/Robert P. Rittereiser
-------------------------------------     --------------------------------------
John J. Eccleston      March 28, 2002     Robert P. Rittereiser   March 28, 2002
  Director                                 Director

/s/David R. Ficca                         /s/Benjamin Rosenzweig
------------------------------------      --------------------------------------
David R. Ficca         March 28, 2002     Benjamin Rosenzweig     March 28, 2002
  Director                                 Director

/s/James E. Healey
-------------------------------------
James E. Healey        March 28, 2002
  Director