Form 10-Q
period 2002-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2002-05-15
CIK 755933

19




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____to_____.


                         Commission File number 1-10518


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

         New Jersey                                          22-2553159
_______________________________                           __________________
(State or other jurisdiction of                           (I.R.S. Employer
incorporation  or organization)                           Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                        07663
________________________________________                        _____
(Address of principal executive offices)                     (Zip Code)

                                 (201) 703-2265
              ____________________________________________________
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     The number of outstanding shares of the Registrant's common stock, no par value per share, as of April 30, 2002, was 6,543,088 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION


                                      INDEX


PART I      FINANCIAL INFORMATION
                                                                        Page No.
     Item 1 Financial Statements

                 Consolidated Balance Sheets as of
                 March 31, 2002 and December 31, 2001 . . . . . . . .         1

                 Consolidated Statements of Income for the three months
                 ended March 31, 2002 and March 31, 2001 . . . . . .          2

                 Consolidated Statements of Changes in
                 Stockholders' Equity for the three months ended
                 March 31, 2002 and March 31, 2001 . . . . . . . . . . .      3

                 Consolidated Statements of Cash Flows for the
                 three months ended March 31, 2002 and March 31, 2001 . .     4

                 Notes to Consolidated Financial Statements . . . . . . .     5

     Item 2      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . .    7

     Item 3 Quantitative and Qualitative Disclosures About Market Risk (Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operation in the section on Market Risk). . . . . . . . . . . . . . . . . . . . . .  17


PART II   OTHER INFORMATION

     Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  22

     Item 2   Changes in Securities and Use of Proceeds.  . . . . . . . .  . 22

     Item 3   Defaults upon Senior Securities . . . . . . . . . . . . . . .  22

     Item 4   Submission of Matters to a Vote of Security Holders . . . . .  22

     Item 5   Other Information . . . . . . . . . . . . . . . . . . . . . .  22

     Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 22

              Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 24


Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
(dollars in thousands)

                                                                         March 31,  December 31,
                                                                           2002          2001
                                                                       -----------  ------------
                                                                       (unaudited)

Assets
Cash and due from banks                                                  $ 16,720       $ 22,211
Federal funds sold                                                          7,325              -
                                                                         --------   ------------
Total cash and cash equivalents                                            24,045         22,211
                                                                         --------   ------------

Securities held to maturity at amortized cost (estimated market value of $35,511 and $39,580 for March 31, 2002 and December 31, 2001,
  respectively)                                                            34,907         38,872
                                                                         --------   ------------
Securities available for sale at estimated market value (amortized cost of $169,774 and $152,935 for March 31, 2002 and December 31, 2001,
  respectively)                                                           170,700        155,030
                                                                         --------   ------------

Loans                                                                     600,841        581,323
Less:  Allowance for loan and lease losses                                  6,299          6,569
                                                                         --------   ------------
Net loans                                                                 594,542        574,754
                                                                         --------   ------------
Bank owned life insurance                                                  15,599         15,378
Premises and equipment, net                                                10,412         10,235
Foreclosed real estate and other repossesed assets                            470            492
Accrued interest receivable and other assets                               12,337         13,977
                                                                         --------   ------------
Total assets                                                             $863,012       $830,949
                                                                         ========   ============

Liabilities
Deposits
  Non-interest bearing                                                   $110,585       $109,416
  Interest bearing                                                        644,320        617,067
                                                                         --------   ------------
Total deposits                                                            754,905        726,483
                                                                         --------   ------------
Securities sold under agreements to repurchase                              6,700          6,700
Short-term borrowings                                                       7,000         18,100
Long-term borrowings                                                       10,000              -
Accrued interest payable and other liabilities                             13,371         11,433
                                                                         --------   ------------
Total liabilities                                                         791,976        762,716
                                                                         --------   ------------


Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 15,000,000 shares authorized;
  6,541,380 and 6,460,433 shares issued and outstanding at
  March 31, 2002 and December 31, 2001, respectively                        5,397          5,397
Capital surplus                                                            21,127         20,993
Retained earnings                                                          56,719         54,758
Accumulated other comprehensive income                                        488          1,156
                                                                         --------   ------------
                                                                           83,731         82,304
Less:  Treasury stock                                                      12,695         14,071
                                                                         --------   ------------
Total stockholders' equity                                                 71,036         68,233
                                                                         --------   ------------
Total liabilities and stockholders' equity                               $863,012       $830,949
                                                                         ========   ============
------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Interchange Financial Services Corporation
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31,
---------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)
                                                                    2002             2001
                                                                 ---------        ---------
Interest income
Interest and fees on loans                                        $ 11,014         $ 11,685
Interest on federal funds sold                                          53              305
Interest and dividends on securities
    Taxable interest income                                          2,504            2,395
    Interest income exempt from federal income taxes                   126              145
    Dividends                                                           47               72
                                                                 ---------        ---------
Total interest income                                               13,744           14,602
                                                                 ---------        ---------

Interest expense
Interest on deposits                                                 4,384            6,066
Interest on securities sold under agreements to repurchase              49              215
Interest on short-term borrowings                                      140              205
Interest on long-term borrowings                                       103                -
                                                                 ---------        ---------
Total interest expense                                               4,676            6,486
                                                                 ---------        ---------
Net interest income                                                  9,068            8,116
Provision for loan and lease losses                                    225              180
                                                                 ---------        ---------
Net interest income after provision for loan losses                  8,843            7,936
                                                                 ---------        ---------
Non-interest income
Service fees on deposit accounts                                       614              598
Net gain on sale of securities                                         187               65
Other                                                                  760              561
                                                                 ---------        ---------
Total non-interest income                                            1,561            1,224
                                                                 ---------        ---------
Non-interest expenses
Salaries and benefits                                                3,259            3,072
Occupancy                                                              864              842
Furniture and equipment                                                285              279
Advertising and promotion                                              425              178
Federal Deposit Insurance Corporation assessment                        32               33
Foreclosed real estate                                                   6                9
Other                                                                1,261            1,273
                                                                 ---------        ---------
Total non-interest expenses                                          6,132            5,686
                                                                 ---------        ---------

Income before income taxes                                           4,272            3,474
Income taxes                                                         1,332            1,143
                                                                 ---------        ---------
Net income                                                         $ 2,940          $ 2,331
                                                                 =========        =========

Basic earnings per common share                                      $0.45            $0.36
                                                                     =====            =====
Diluted earnings per common share                                    $0.45            $0.36
                                                                     =====            =====

---------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


Interchange Financial Services Corporation
---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended Ended March 31,
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)

                                                                                Accumulated
                                                                                   Other
                                                     Comprehensive  Retained   Comprehensive  Common  Capital   Treasury
                                                         Income     Earnings     Income       Stock   Surplus    Stock     Total
                                                     -------------  ---------  -------------  ------  -------  ---------  -------
Balance at January 1, 2001                                            $47,735           $526  $5,397  $21,077  $ (12,751) $61,984
Comprehensive income
   Net Income                                               $2,331      2,331                                               2,331
   Other comprehensive income, net of taxes
      Unrealized gains on AFS debt securities                  515
                                                     -------------
   Other comprehensive income, net of taxes                    515                       515                                  515
                                                     -------------
Comprehensive income                                        $2,846
                                                     =============

Dividends on common stock                                                (883)                                               (883)
 Issued 14,880 shares of common stock in connection
    with Executive Compensation Plan                                                                      (14)       255      241

                                                                    ---------  -------------  ------  -------  ---------  -------
 Balance at March 31, 2001                                             49,183          1,041   5,397   21,063    (12,496)  64,188

  Comprehensive income
       Net Income                                           $8,209      8,209                                               8,209
      Other comprehensive income, net of taxes
          Unrealized  gains on AFS debt securities              87
          Add: losses on disposition of securities              28
                                                     -------------
       Other comprehensive income                              115                       115                                  115
                                                     -------------
    Comprehensive income                                    $8,324
                                                     =============
    Dividends on common stock                                          (2,634)                                             (2,634)
    Exercised 8,817 option shares                                                                         (70)       152       82
    Purchased 93,762 shares of common stock                                                                       (1,727)  (1,727)
                                                                    ---------  -------------  ------   ------  ---------  -------
    Balance at December 31, 2001                                       54,758          1,156   5,397   20,993    (14,071)  68,233

    Comprehensive income
       Net Income                                           $2,940      2,940                                               2,940
       Other comprehensive income, net of taxes
          Unrealized losses on AFS debt securities            (551)
          Less: gains on disposition of securities            (117)
                                                     -------------
       Other comprehensive income                             (668)                     (668)                                (668)
                                                     -------------
    Comprehensive income                                    $2,272
                                                     =============

    Dividends on common stock                                            (979)                                               (979)
    Issued 14,046 shares of common stock in connection
       with Executive Compensation Plan                                                                    66        244      310
    Exercised 7,083 option shares                                                                         (63)       123       60
    Issued 71,918 shares of common stock in connection with
       the acquisition of certain assets and assumption of
          certain liabilities of Monarch Capital Corporation                                              131      1,244    1,375
    Purchased 12,100 shares of common stock                                                                         (235)    (235)
                                                                   ----------  -------------  ------  --------  -------- --------
    Balance at March 31, 2002                                         $56,719           $488  $5,397  $21,127   $(12,695) $71,036
                                                                   ==========  =============  ======  ========  ======== ========


---------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Interchange Financial Services Corporation
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)
(unaudited)
                                                                                           2002        2001
                                                                                         --------    --------

Cash flows from operating activities
Net income                                                                                $ 2,940     $ 2,331
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                               367         368
  Amortization of securities premiums                                                         407         148
  Accretion of securities discounts                                                           (71)        (83)
  Amortization of premiums in connection with acquisition                                      13          58
  Provision for loan losses                                                                   225         180
  Increase in cash surrender value of Bank Owned Life Insurance                              (221)          -
  Net gain on sale of securities                                                             (187)        (65)
  Net gain on sale of loans                                                                   (30)        (23)
Decrease (increase) in operating assets
  Accrued interest receivable                                                                (289)        307
  Accounts receivable- leases sold                                                          4,921           -
  Other                                                                                      (665)        281
(Decrease) increase in operating liabilities
  Accrued interest payable                                                                   (135)        (13)
  Other                                                                                     2,074           3
                                                                                         --------    --------
Cash provided by operating activities                                                       9,349       3,492
                                                                                         --------    --------

Cash flows from investing activities
(Payments for) proceeds from
  Purchase of loans                                                                       (14,930)     (9,658)
  Net originations of loans                                                                (5,467)       (354)
  Sale of loans                                                                               345         574
  Purchase of securities available for sale                                               (31,796)    (10,805)
  Maturities of securities available for sale                                              11,708       5,846
  Sale of securities available for sale                                                     3,159           -
  Purchase of securities held to maturity                                                       -      (9,367)
  Maturities of securities held to maturity                                                 3,908       6,789
  Purchase of fixed assets                                                                   (525)       (199)
  Sale of reposessed assets                                                                    91           -
  Premium in connection with acquisition                                                   (1,861)          -
                                                                                         --------    --------
Cash used in investing activities                                                         (35,368)    (17,174)
                                                                                         --------    --------

Cash flows from financing activities
Proceeds from (payments for)
  Deposits in excess of withdrawals                                                        28,422      31,206
  Securities sold under agreements to repurchase and other borrowings                      22,656      15,000
  Retirement of securities sold under agreement to repurchase and
     other borrowings                                                                     (23,756)    (19,500)
  Dividends                                                                                  (979)       (883)
  Treasury stock                                                                             (235)          -
  Common stock issued                                                                       1,685         255
  Exercise of option shares                                                                    60         (14)
                                                                                         --------    --------
Cash provided by financing activities                                                      27,853      26,064
                                                                                         --------    --------

Increase in cash and cash equivalents                                                       1,834      12,382
Cash and cash equivalents, beginning of year                                               22,211      33,150
                                                                                         --------    --------
Cash and cash equivalents, end of period                                                  $24,045     $45,532
                                                                                         ========    ========

Supplemental disclosure of cash flow information:
Cash paid for:
 Interest                                                                                  $6,410      $5,761
 Income taxes                                                                                   -          82

Supplemental disclosure of non-cash investing activities:
  Loans transferred to foreclosed real estated and other
   repossessed assets                                                                          69          10
  Decrease(increase)- market valuation of securities available for sale, net of taxes         668        (515)


-------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Interchange Financial Services Corporation and its wholly owned subsidiaries (on a consolidated basis, the "Company") including its principal operating subsidiary, Interchange Bank (the "Bank"), and have been prepared in conformity with accounting principles generally accepted in the United States of America within the banking industry and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America within the banking industry have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2001.

     The consolidated financial data for the three months ended March 31, 2002 and 2001, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

4.  New Accounting Pronouncement

     In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"), which provides guidance on accounting for a business combination at the date a business combination is completed. SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling of interest method. Also, it provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. The adoption of SFAS 141 did not have any impact on the financial position or results of operations of the Company.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which provides guidance on how to account for goodwill and intangible assets after the acquisition is complete. The most substantive change represented by SFAS 142 is that goodwill will no longer be amortized; instead, it will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The adoption of this standard did not have any impact on the financial position or results of operations of the Company.

     In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The provisions of SFAS 144 are effective for financial statements issued for fiscal periods beginning after December 15, 2001. The adoption of SFAS 144 did not have any impact on the financial position or results of operations of the Company.

5.  Cash Dividend

     The Company declared a cash dividend of $0.15 per share, payable on April 12, 2002 to shareholders of record as of March 18, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2002 and 2001, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

Forward Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relate to the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; (vi) losses in the Company's leasing subsidiary exceeding management's expectations; and (vii) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

              THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Earnings Summary

     For the first quarter of 2002, the Company reported earnings per diluted common share of $0.45, an increase of 25% over the $0.36 reported in the same period in 2001. Net income for the three months ended March 31, 2002 increased 26.1% to $2.9 million, up $609 thousand over the same period last year. The increase in earnings was driven largely by growth in net interest income, which increased $959 thousand for the three-month period. The growth in net interest income was fueled mostly by an improved net interest margin ("margin"), which increased 21 basis points to 4.58% for the three-month period ending March 31, 2002 as compared to the same period in 2001. The improved margin resulted from a favorable change in the cost of funding of approximately 119 basis points. In addition, a 6.6% growth in average interest earning assets contributed to the improvement in net interest income. The earning asset growth was funded primarily by an increase in core deposits, which represent an essential and cost-effective funding source for the Bank. In addition, a $337 thousand, or 27.5%, increase in non-interest income favorably affected revenue.

     The growth in revenues was partly offset by a $446 thousand, or 7.8%, increase in non-interest expenses. This increase largely reflects the costs associated with a branch opened in the first quarter of 2002 as well as the acquisition of certain assets and assumption of certain liabilities of Monarch Capital Corporation ("MCC") by the Company. As part of that transaction, MCC's staff joined Interchange Capital Corporation ("ICC").

     For the three months ended March 31, 2002, two of the Company's key performance ratios, Return on Average Assets ("ROA") and Return on Average Equity ("ROE"), improved. ROA increased to 1.38% from 1.19% and ROE increased to 16.98% from 14.94% when compared to the same period last year.

                              RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax-equivalent basis increased $959 thousand, or 11.7%, to $9.2 million for the quarter ended March 31, 2002 as compared to the same period in 2001. Net interest income improved principally because of an increase in the margin of 21 basis points for the first quarter of 2002 as compared to the same period last year. The margin improved primarily because of a decline in the Company's funding cost for the period of about 119 basis points. Furthermore, the growth in average interest earning assets, particularly loans, also contributed to the growth in interest income.

     Interest income, on a tax-equivalent basis, totaled $13.8 million for the first quarter of 2002, a decrease of $850 thousand, or 5.8%, as compared to the same quarter in 2001. The decrease was mostly attributed to a 91 basis point decline in interest earning asset yields for the first quarter of 2002 as compared to the same quarter in 2001. The decline in interest earning asset yields was largely attributed to a decrease in market interest rates. The impact on interest income due to the lower interest rate environment was partly offset by an increase in the volume of interest-earning assets, which grew on average $49.2 million, or 6.6%, for the first quarter of 2002 as compared to the same period last year. The growth in interest-earning assets occurred mostly in investments and loans, which increased $32.5 million, or 20.0%, and $26.1 million, or 4.6%, respectively.

     Interest expense totaled $4.7 million for the first quarter of 2002, a decrease of $1.8 million, or 27.9%, as compared to the same period in 2001. The improvement to interest expense is a byproduct of the decline in interest rates, particularly short-term rates, during 2001. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 143 basis points to 2.84% at March 31, 2002. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the positive growth of deposits. Interest bearing deposits grew on average $54.0 million, or 9.3%, for the first quarter of 2002 as compared to the first quarter of 2001.


------------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
------------------------------------------------------------------------------------------------------------------------------------
for the Quarter ended March 31,
(dollars in thousands)                                               2002                                             2001
                                                          --------------------------------------------------------------------------
(unaudited)                                                Average                   Average      Average      Average      Average
                                                           Balance     Interest       Rate        Balance      Interest      Rate
                                                          ---------    ---------    ---------    ---------    ---------    ---------

                         Assets
Interest earning assets
Loans (1)                                                  $591,674      $11,054         7.47 %   $565,569      $11,722       8.29 %
Taxable securities                                          184,534        2,551         5.53 %    150,485        2,467       6.56 %
Tax-exempt securities (2)                                    10,774          176         6.53 %     12,279          190       6.19 %
Federal funds sold                                           12,668           53         1.67 %     22,099          305       5.52 %
                                                          ---------    ---------                 ---------    ---------
Total interest-earning assets                               799,650       13,834         6.92 %    750,432       14,684       7.83 %
                                                                       ---------                              ---------

Non-interest earning assets
Cash and due from banks                                      21,052                                 20,545
Allownace for loan and lease lossses                         (6,568)                                (6,254)
Other assets                                                 36,869                                 21,722
                                                          ---------                              ---------
  Total assets                                             $851,003                               $786,445
                                                          =========                              =========

           Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                                  $632,697        4,384         2.77 %   $578,648        6,066       4.19 %
Borrowings                                                   25,880          292         4.51 %     29,168          420       5.75 %
                                                          ---------    ---------                 ---------    ---------
Total interest-bearing liabilities                          658,577        4,676         2.84 %    607,816        6,486       4.27 %
                                                                       ---------                              ---------

Non-interest bearing liabilities
Demand deposits                                             112,135                                108,800
Other liabilities                                            11,025                                  7,398
                                                          ---------                              ---------
  Total liabilities (3)                                     781,737                                724,014
Stockholders' equity                                         69,266                                 62,431
                                                          ---------                              ---------
  Total liabilities and stockholders' equity               $851,003                               $786,445
                                                          =========                              =========
Net interest income (tax-equivalent basis)                                 9,158         4.08 %                   8,198       3.56 %
Tax-equivalent basis adjustment                                              (90)                                   (82)
                                                                       ---------                              ---------
  Net interest income                                                     $9,068                                 $8,116
                                                                       =========                              =========
Net interest income as a percent of interest-earning
assets (tax-equivalent basis)                                                            4.58 %                               4.37 %
------------------------------------------------------------------------------------------------------------------------------------

(1)Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio.
   When applicable, tax exempt loans are computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(2)Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3) All deposits are in domestic bank offices.

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's calculation of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Significant Accounting Policy: Allowance for loan and lease losses". In the first quarter of 2002 and 2001, the Company's provision for loan and lease losses was $225 thousand and $180 thousand, respectively.

Non-interest Income

     For the quarter ended March 31, 2002, non-interest income increased by $337 thousand, or 27.5%, to $1.6 million from $1.2 million for the same period one year ago. The largest component of the increase is attributable to the Bank Owned Life Insurance ("BOLI") contracts, which had an aggregate increase in cash surrender value of $221 thousand. The increase in the cash surrender value is reported as other non-interest income. Net gains on the sales of securities, which increased $122 thousand, also contributed to the increase.

Non-interest Expenses

     For the quarter ended March 31, 2002, non-interest expenses amounted to $6.1 million, an increase of $446 thousand, or 7.8%, as compared to the same period in 2001. The increase in non-interest expenses was due in large part to the Company's expansion program and additional advertising. The purpose of expansion program as well as the advertising is to increase the Company's market penetration and franchise value. In January 2002, the Bank opened a new branch location in Hackensack, New Jersey, which brings the total number of branches of the Bank to eighteen. The costs related to the new branch totaled $134 thousand and were partly responsible for the increase in non-interest expenses. In addition, in January 2002, the Bank acquired certain assets and assumed certain liabilities of MCC. As part of the acquisition, the staff of MCC joined ICC. The expansion of ICC's operation resulted in an increase of approximately $136 thousand in non-interest expenses. Advertising expense for the quarter increased $247 thousand as compared to the same quarter in 2001. The increased advertising costs were related to more aggressive marketing campaigns aimed at increasing the Company's market penetration. In addition, advertising costs for the period included expenses related to the introduction of the Company's new brand positioning in the marketplace as "The Bank For People Like You" and promotional expenses related to the grand opening of the Hackensack office. The quarterly comparison of non-interest expenses was affected by a non-recurring entrance fee paid in the first quarter of 2001 of $59 thousand for the Company's listing on the NASDAQ National Market System.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 31.2% for the three months ended March 31, 2002 as compared to 32.9% for the first quarter of 2001. The improvement was largely due to the appreciation in the cash surrender value of the BOLI contracts, which is exempt from federal income tax.

                               FINANCIAL CONDITION

     At March 31, 2002, the Company's total assets were $863.0 million, an increase of $32.1 million, or 3.9%, from $830.9 million at December 31, 2001. The growth was largely in loans and investments, which grew $19.8 million and $11.7 million, respectively, as of March 31, 2002 as compared to December 31, 2001. The asset growth was funded principally by growth in deposit liabilities, which occurred mostly in interest bearing demand deposits.

Cash and Cash Equivalents

     At March 31, 2002, cash and cash equivalents increased $1.8 million to $24.0 million as compared to $22.2 million at December 31, 2001. This is largely the result of financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) generating cash more rapidly than can be utilized by the investing activities (funding loans and investment growth). This can be seen more completely on the accompanying unaudited Statements of Cash Flows.

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

     The Company uses its securities portfolio to provide a source of income, to ensure liquidity for cash flow requirements, to manage interest rate risk, to ensure collateral is available for pledging requirements and to manage asset quality diversification. At March 31, 2002, investment securities totaled $205.6 million and represented 23.8% of total assets, as compared to $193.9 million and 23.3%, respectively, at December 31, 2001. AFS securities comprised 83.0% of the total securities portfolio at March 31, 2002 as compared to 80.0% at December 31, 2001. During the first quarter of 2002, the Company recognized $187 thousand in security gains from the sale of two securities and the call of two securities before their maturity. The securities had a book value of approximately $3.6 million.

     The following table reflects the  composition of the securities  portfolio:
(dollars in thousands)

                                                         ---------------------------------------------------------------------------
                                                                                       March 31, 2002
                                                         ---------------------------------------------------------------------------
                                                                                       (unaudited)
                                                                           Gross          Gross        Estimated
                                                           Amortized     Unrealized     Unrealized       Market
                                                              Cost         Gains          Losses          Value
                                                         -----------    -----------    -----------    -----------

Securities held to maturity
 Mortgage-backed securities                                  $20,640           $317            $11       $ 20,946
 Obligations of U.S. agencies                                  3,981            125              -          4,106
 Obligations of states & political subdivisions               10,186            210             37         10,359
 Other debt securities                                           100              -              -            100
                                                         -----------    -----------    -----------    -----------
                                                              34,907            652             48         35,511
                                                         -----------    -----------    -----------    -----------

Securities available for sale
 Mortgage-backed securities                                  $99,031         $1,860           $451      $ 100,440
 Obligations of U.S. agencies                                 52,339            220            955         51,604
 Obligations of states & political subdivisions               14,427            386            134         14,679
 Equity securities                                             3,977              -              -          3,977
                                                         -----------    -----------    -----------    -----------
                                                             169,774          2,466          1,540        170,700
                                                         -----------    -----------    -----------    -----------
  Total securities                                          $204,681         $3,118         $1,588       $206,211
                                                         ===========    ===========    ===========    ===========

                                                         ---------------------------------------------------------------------------
                                                                               December 31, 2001
                                                         ---------------------------------------------------------------------------
                                                                           Gross          Gross        Estimated
                                                           Amortized     Unrealized     Unrealized       Market
                                                              Cost          Gains         Losses         Value
                                                         -----------    -----------    -----------    -----------
Securities held to maturity
 Mortgage-backed securities                                  $22,201           $300             $9       $ 22,492
 Obligations of U.S. agencies                                  5,977            181              -          6,158
 Obligations of states & political subdivisions                9,855            244             23         10,076
 Other debt securities                                           839             15              -            854
                                                         -----------    -----------    -----------    -----------
                                                              38,872            740             32         39,580
                                                         -----------    -----------    -----------    -----------

Securities available for sale
 Obligations of U.S. Treasury                                  1,999             18              -          2,017
 Mortgage-backed securities                                   97,022          1,808            313         98,517
 Obligations of U.S. agencies                                 39,944            529            409         40,064
 Obligations of states & political subdivisions                9,993            462              -         10,455
 Equity securities                                             3,977              -              -          3,977
                                                         -----------    -----------    -----------    -----------
                                                             152,935          2,817            722        155,030
                                                         -----------    -----------    -----------    -----------
   Total securities                                         $191,807         $3,557           $754       $194,610
                                                         ===========    ===========    ===========    ===========

     At March 31, 2002, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands)


                                      Securities               Securities
                                    Held to Maturity        Available for Sale
                                  ---------------------   ---------------------
                                  Amortized    Market     Amortized    Market
                                    Cost       Value        Cost       Value
                                  ---------   ---------   ---------   ---------

Within 1 year                       $ 3,296     $ 3,342     $ 4,433     $ 4,513
After 1 but within 5 years            5,068       5,255      93,720      93,578
After 5 but within 10 years          17,204      17,433      28,637      28,737
After 10 years                        9,339       9,481      39,007      39,895
Equity securities                         -           -       3,977       3,977
                                  ---------   ---------   ---------   ---------
                    Total          $ 34,907    $ 35,511   $ 169,774   $ 170,700
                                  =========   =========   =========   =========

Loans

     Total loans amounted to $600.8 million at March 31, 2002, an increase of $19.5 million from $581.3 million at December 31, 2001. The growth was predominately in commercial loans, which increased $20.0 million. The growth in commercial loans was mostly attributed to the acquisition of approximately $14.0 million of commercial loans and leases from MCC in the first quarter of 2002. The acquisition was part of the Company's strategy of shifting the emphasis of its leasing subsidiary, ICC, more towards the middle-market leasing business.

     The following table reflects the composition of the loan and lease portfolio: (dollars in thousands)

                                     -------------   -------------
                                       March 31,     December 31,
                                         2002            2001
                                     -------------   -------------
                                      (unaudited)
Real estate-mortgage
     1-4 family residential
         First liens                      $111,804        $113,703
         Junior liens                        9,025           8,384
         Home equity                       126,076         130,658
     Commercial                            204,497         198,319
     Construction                            5,296           5,265
                                     -------------   -------------
                                           456,698         456,329
                                     -------------   -------------
Commercial loans
     Commercial and financial               94,553          85,801
     Lease financing                        27,059          15,850
                                     -------------   -------------
                                           121,612         101,651
                                     -------------   -------------
Consumer loans
     Lease financing                        17,959          18,822
     Installment                             4,572           4,521
                                     -------------   -------------
                                            22,531          23,343
                                     -------------   -------------
            Total                         $600,841        $581,323
                                     =============   =============

Deposits

     Deposits, which include non-interest-bearing demand deposits, interest-bearing demand deposits, savings and time deposits, are an essential and cost-effective funding source for the Company. The Company attributes its success in growing deposits to the emphasis it places on building core customer relationships.

     At March 31, 2002, total deposits increased $28.4 million, or 3.9%, to $754.9 million from $726.5 million at December 31, 2001. The growth in deposits occurred mostly in interest-bearing demand deposits and savings deposits, which increased $15.4 million and $7.2 million, respectively, at March 31, 2002 as compared to December 31, 2001. For the first quarter 2002, the Company's overall yield on deposits decreased by 118 basis points from the same period last year. The Company attributes this decrease principally to the decline in market interest rates and a positive shift in the composition of deposits from higher costing deposits towards lower costing deposits.

     Time deposits amounted to $219.9 million at March 31, 2002, an increase of $4.6 million, or 2.1%, from December 31, 2001. Time deposits represented 29.1% of total deposits at March 31, 2002 compared to 29.6% at December 31, 2001. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total deposits. At March 31, 2002, such deposits amounted to $424.5 million, an increase of $22.6 million, or 5.6%, from December 31, 2001. Non-interest bearing demand, which increased $1.2 million, or 1.1%, to $110.6 million at March 31, 2002 as compared to December 31, 2001, contributed to the growth in deposits and had a positive impact on the overall yield on deposit liabilities.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and repossessed assets. Loans are placed on nonaccrual status when, in the opinion of management, the future collection of interest or principal according to contractual terms may be doubtful or when principal or interest payments are in arrears 90 days or more. Restructured loans include loans in which the Company, based on the borrower's financial difficulties, has granted a concession to the borrower that it would not otherwise consider. The Company's nonperforming assets at March 31, 2002 decreased $434 thousand to $2.4 million from $2.8 million at December 31, 2001, due principally to the charge-off of $479 thousand in nonperforming commercial leases. At March 31, 2002, commercial leases and other repossessed assets comprised $870 thousand or 36.7% of the nonperforming assets. Management continues to work with the equipment vendors and other entities to resolve the delinquencies. The resolution includes, but is not limited, to obtaining possession of the equipment, which will be re-marketed by the vendors to new customers.

         The following table lists nonaccrual loans, restructured loans and foreclosed real estate and other repossessed assets at March 31, 2002, and December 31, 2001. (dollars in thousands)

                                                         ------------  ------------
                                                          March 31,    December 31,
                                                             2002           2001
                                                         ------------  ------------

Nonperforming loans                                            $1,748        $2,160
Restuctured Loans                                                 150           150
Foreclosed real estate and other repossessed assets               470           492
                                                         ------------  ------------
     Total nonperforming assets                                $2,368        $2,802
                                                         ============  ============

Significant Accounting Policy

Allowance for loan and lease losses: The ALLL is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portoflio, then the provision for loan and lease losses is increased.

     The Company's ALLL is an amount considered adequate to absorb estimated losses on existing loans and leases that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio.

     While the ALLL is management's best estimate of loan losses incurred as of the balance sheet date, the process of determining the adequacy of the ALLL is essentially judgmental and subject to changes in external conditions.
Accordingly, there can be no assurance that existing levels of the ALLL will ultimtely prove adequate to cover actual loan losses. The ALLL was $6.3 million at March 31, 2002, and $6.6 million at December 31, 2001, representing 331.9% and 284.4% of nonperforming loans at those dates, respectively.

         The following table presents the provisions for loan and lease losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters ended March 31, 2002 and 2001. (dollars in thousands)

                                                  ---------------------------
                                                            March 31,
                                                  ---------------------------
                                                    2002               2001
                                                  --------           --------

Average loans outstanding                         $591,674            565,569
                                                  ========           ========

Allowance at beginning of year                       6,569              6,154
                                                  --------           --------
Loans charged off
  Commercial and financial                              22                  -
  Commercial lease financing                           479                160
  Consumer loans                                         -                  2
                                                  --------           --------
    Total                                              501                162
                                                  --------           --------

Recoveries of loans previously charged off
  Real estate                                            -                  3
  Commercial and financial                               -                190
  Commercial lease financing                             5                  5
  Consumer loans                                         1                  5
                                                  --------           --------
    Total                                                6                203
                                                  --------           --------

Additions to allowance charged to expense              225                180
Allowance at end of period                          $6,299             $6,375
                                                  ========           ========

Allowance to total loans                              1.05  %            1.12  %
Ratio of net charge-offs to average loans             0.08  %           (0.01) %


Market Risk

     The Company's primary exposure to market risk arises from changes in market interest rates ("interest rate risk"). The Company's profitability is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and economic value of equity and adjust the balance sheet, if necessary, to minimize the inherent risk and maximize income. The Company's exposure to market risk and interest rate risk is reviewed on a regular basis by the Asset/Liability Committee and the Board of Directors. Tools used by management to evaluate risk include an asset/liability simulation model. At March 31, 2002, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to 200 basis points in either direction. Based on the simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 10%. At March 31, 2002, the Company was within policy limits established for changes in net interest income and future economic value of equity.

     The simulation described above does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape; prepayments on loans and securities; deposit decay rates; pricing decisions on loans and deposits; reinvestment/replacement of asset and liability cashflows; and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

     In addition, the Company utilizes sensitivity gap analysis as an interest rate risk measurement. Sensitivity gap is determined by analyzing the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same period of time. Sensitivity gap analysis provides an indication of the extent to which the Company's net interest income may be affected by future changes in market interest rates. The cumulative gap position expressed as a percentage of total assets provides one relative measure of the Company's interest rate exposure.

     The cumulative gap between the Company's interest-rate-sensitive assets and its interest-rate-sensitive liabilities repricing within a one-year period was -14.00% at March 31, 2002 and is within the policy limit established by the Board of Directors of -15.00%.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the first quarter of 2002.

     The Company is, however, a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve to a varying degree elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised.

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

     A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to certain limitations) and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities that exceed Tier 1 limits, certain other capital instruments and term subordinated debt. Total capital is the sum of core and supplementary capital.

     At March 31, 2002, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At March 31, 2002, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.

     The capital levels of the Company and the Bank at March 31, 2002, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table.

The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

                                                                                                          To Be "Well
                                                                                                       Capitalized" Under
                                                                               For Capital              Prompt Corrective
                                                           Actual            Adequacy Purposes          Action Provisions
                                                    --------------------    --------------------      -------------------
                                                     Amount       Ratio      Amount       Ratio        Amount      Ratio
                                                    -------      -------    --------     -------      --------    -------

As of March 31, 2002:
     Total Capital (to Risk Weighted Assets):
       The Company                                  $75,053        12.65 %   $47,468        8.00 %        N/A         N/A
       The Bank                                      72,772        12.26      47,467        8.00      $59,334       10.00 %
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                   68,754        11.59      23,734        4.00          N/A         N/A
       The Bank                                      66,473        11.20      23,734        4.00       35,600        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                   68,754         8.10      25,460        3.00          N/A         N/A
       The Bank                                      66,473         7.83      25,460        3.00       42,433        5.00

As of December 31, 2001:
     Total Capital (to Risk Weighted Assets):
       The Company                                  $73,700        12.89 %   $45,727        8.00 %        N/A         N/A
       The Bank                                      71,916        12.58      45,733        8.00      $57,166       10.00 %
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                   67,131        11.74      22,864        4.00          N/A         N/A
       The Bank                                      65,347        11.43      22,866        4.00       34,299        6.00
     Tier 1 Capital (to Average Assets):
       The Company                                   67,131         8.09      24,901        3.00          N/A         N/A
       The Bank                                      65,347         7.93      24,727        3.00       41,212        5.00



Liquidity

     Liquidity is the ability to provide sufficient resources to meet all current financial obligations and finance prospective business opportunities. The Company's liquidity position over any given period of time is a product of its operating, financing and investing activities. The extent of such activities is often shaped by such external factors as competition for deposits and demand for loans.

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 2002, total deposits amounted to $754.9 million, an increase of $28.4 million, or 3.91%, from December 31, 2001. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At March 31, 2002, advances from the FHLB and REPOS amounted to $17.0 million and $6.7 million, respectively, as compared to $18.1 million and $6.7 million, respectively, at December 31, 2001.

     In 2002, despite heightened competition for loans, loan production continued to be the Company's principal investing activity. Net loans at March 31, 2002 amounted to $594.5 million, an increase of $19.8 million, or 3.44%, from $574.8 million at December 31, 2001.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At March 31, 2002, the total of such assets amounted to $24.0 million, or 2.8%, of total assets, compared to $22.2 million, or 2.7%, of total assets at December 31, 2001. The increase in cash and cash equivalents was due largely to deposit growth, which produced funds that were placed in temporary investments pending investment in loans and securities.

     Another significant liquidity source is the Company's AFS securities. At March 31, 2002, AFS securities amounted to $170.7 million, or 83.0%, of total securities, compared to $155.0 million, or 80.0%, of total securities at December 31, 2001.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In November 1999, Michael C. Guttuso (the "Plaintiff") filed a lawsuit against the Bank, Anthony D. Andora, Esq., the Company's Chairman and a director of the Bank, and others seeking damages as a result of a failed attempt by the Plaintiff to obtain financing from the Bank to develop a parcel of real estate. The Plaintiff asserts that the Bank breached the financing commitment letter by failing to close on the loan. In its defense, the Bank takes the position that it was not obligated to close on the loan as Plaintiff had failed to obtain all necessary county and municipal planning board approvals as required by the commitment letter. The Plaintiff also asserts that Mr. Andora, who acted as Plaintiff's legal counsel with regard to the transaction, committed legal malpractice.

     In March 2001, the Plaintiff's complaint was dismissed with prejudice as a result of actions of Plaintiff's counsel. The Plaintiff was allowed to reinstate his complaint in June 2001, and was permitted to file an amended complaint in July 2001. In his amended complaint, the Plaintiff asserted that Mr. Andora was liable as an agent of the Bank.

     In August 2001, Mr. Andora filed a cross-claim against the Bank for indemnification as well as for legal costs and fees in the event the Plaintiff received a damage award following trial. In August 2001, the Bank filed a cross-claim against Mr. Andora in response to his filing.

     The parties to this lawsuit are currently negotiating a settlement, the outcome of which is not expected to have a material effect on the financial condition or results of operation of the Company.

     Reference is also made to Note 3 of the Company's Consolidated Financial Statements in this Form 10-Q.

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

Item 4. Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)      The following exhibits are furnished herewith:

                  Exhibit.
                  _______
                  11       Statement re computation of per share earnings

         (b)      Reports on Form 8-K

                  During the quarter ended March 31, 2002, the Company filed the following Current Report on Form 8-K:


                           Form 8-K filed January 30, 2002, as amended by Form 8-K/A filed February 4, 2002, announcing that Interchange Financial Services Corporation had completed the purchase of substantially all of the assets and liabilities of Monarch Capital Corporation.

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

Dated: May 15, 2002


Exhibit 11. Statement re computation of per share earnings
(dollars in thousands, except per share amounts)
(unaudited)


                                 ---------------------------------------------------------
                                                Three Months Ended,
                                 ---------------------------------------------------------
                                       March 31, 2002               March 31, 2001
                                 ---------------------------------------------------------
                                          Weighted     Per              Weighted    Per
                                           Average    Share              Average    Share
                                 Income    Shares     Amount   Income    Shares     Amount
                                 ------   --------   -------   ------   --------   -------


Basic Earnings per
   Common Share
Income available to
   common shareholders           $2,940      6,518     $0.45   $2,331      6,540     $0.36
                                                     =======                       =======

Effect of Dilutive Shares
Options issued to
   management                         -         60                  -         22
                                 ------   --------             ------   --------

Diluted Earnings per
   Common Share                  $2,940      6,578     $0.45   $2,331      6,562     $0.36
                                 ======   ========   =======   ======   ========   =======
