Form 10-Q
period 2002-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2002-08-14
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _________________
                                    FORM 10-Q
                               __________________



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR
                   THE QUARTERLY PERIOD ENDED, June 30, 2002

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM____ TO ____


                         Commission File number 1-10518


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

       New Jersey                                   22-2553159
_______________________________                  __________________
(State or other jurisdiction of                  (I.R.S. Employer
incorporation  or organization)                  Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                  07663
________________________________________                  ______
(Address of principal executive offices)                (Zip Code)

                                 (201)703-2265
--------------------------------------------------------------------------------
       (Registrant's telephone number, including area code)
                                      None
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year, if changed since last report)

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                               ---      ---
     The number of outstanding shares of the Registrant's common stock, no par value per share, as of July 31, 2002, was 9,823,458 shares (after giving affect to a 3-for-2 stock split paid on July 12, 2002).

                   INTERCHANGE FINANCIAL SERVICES CORPORATION


                                      INDEX


PART I   FINANCIAL INFORMATION

                                                                        Page No.
      Item 1 Financial Statements

               Consolidated Balance Sheets as of
               June 30, 2002 and December 31, 2001 . . . . . . . . .       1

               Consolidated Statements of Income for the three
               and six-month periods ended June 30, 2002 and 2001 . .      2

               Consolidated Statements of Changes in
               Stockholders' Equity for the six months ended
               June 30, 2002 and 2001 . . . . . . . . . . . . . . . .      3

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 2002 and 2001 . . . . . . .       4

               Notes to Consolidated Financial Statements . . . . . . . .  5

      Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .   8

      Item 3 Quantitative and Qualitative Disclosures About Market Risk (Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operation in the section on Market Risk). . . . . . . . . . . . . . . . . . . . . . 22



PART II   OTHER INFORMATION

      Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . .  26

      Item 2   Changes in Securities and Use of Proceeds.  . . . . . . .  26

      Item 3   Defaults upon Senior Securities . . . . . . . . . . . . .  26

      Item 4   Submission of Matters to a Vote of Security Holders . . .  26

      Item 5   Other Information . . . . . . . . . . . . . . . . . . . .  26

      Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . .   27

               Signatures . . . . . . . . . . . . . . . . . . . . . . .   27

Item 1: Financial Statements


Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                        June 30,    December 31,
                                                                         2002          2001
                                                                      -----------   ------------
                                                                      (unaudited)


Assets
Cash and due from banks                                                  $ 18,132       $ 22,211

Securities held to maturity at amortized cost (estimated market value of $32,242 and $39,580 for June 30, 2002 and December 31, 2001,
      respectively)                                                        31,005         38,872
                                                                      -----------   ------------
Securities available for sale at estimated market value (amortized cost of $199,244 and $152,935 for June 30, 2002 and December 31, 2001,
      respectively)                                                       203,090        155,030
                                                                      -----------   ------------

Loans                                                                     621,909        581,323
Less:  Allowance for loan and lease losses                                  6,430          6,569
                                                                      -----------   ------------
Net loans                                                                 615,479        574,754
                                                                      -----------   ------------

Bank owned life insurance                                                  15,824         15,378
Premises and equipment, net                                                10,537         10,235
Foreclosed real estate and other repossesed assets                            592            492
Accrued interest receivable and other assets                               10,795         13,977
                                                                      -----------   ------------
Total assets                                                             $905,454       $830,949
                                                                      ===========   ============

Liabilities
Deposits
  Non-interest bearing                                                   $110,513       $109,416
  Interest bearing                                                        681,662        617,067
                                                                      -----------   ------------
Total deposits                                                            792,175        726,483
                                                                      -----------   ------------

Securities sold under agreements to repurchase                              6,255          6,700
Short-term borrowings                                                       7,900         18,100
Long-term borrowings                                                       10,000              -
Accrued interest payable and other liabilities                             14,250         11,433
                                                                      -----------   ------------
Total liabilities                                                         830,580        762,716
                                                                      -----------   ------------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 22,500,000 shares authorized;
    9,819,884 and 9,690,651 shares issued and outstanding at
    June 30, 2002 and December 31, 2001, respectively                       5,397          5,397
Capital surplus                                                            21,124         20,993
Retained earnings                                                          58,802         54,758
Accumulated other comprehensive income                                      2,156          1,156
                                                                      -----------   ------------
                                                                           87,479         82,304
Less:  Treasury stock                                                      12,605         14,071
                                                                      -----------   ------------
Total stockholders' equity                                                 74,874         68,233
                                                                      -----------   ------------
Total liabilities and stockholders' equity                               $905,454       $830,949
                                                                      ===========   ============
------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                       1


Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data) (unaudited)

                                                                             Three Months Ended             Six Months Ended
                                                                                  June 30,                      June 30,
                                                                            -------------------           -------------------
                                                                              2002       2001                2002      2001
                                                                            --------   --------           --------   --------


Interest income
Interest and fees on loans                                                   $11,340    $11,644            $22,354    $23,329
Interest on federal funds sold                                                    67        131                120        436
Interest and dividends on securities
    Taxable interest income                                                    2,598      2,575              5,102      4,970
    Interest income exempt from federal income taxes                             149        137                275        282
    Dividends                                                                     47         64                 94        136
                                                                            --------   --------           --------   --------
Total interest income                                                         14,201     14,551             27,945     29,153
                                                                            --------   --------           --------   --------


Interest expense
Interest on deposits                                                           4,313      5,796              8,697     11,862
Interest on securities sold under agreements to repurchase                        43        126                 92        341
Interest on short-term borrowings                                                110        218                250        423
Interest on long-term borrowings                                                 108          -                211          -
                                                                            --------   --------           --------   --------
Total interest expense                                                         4,574      6,140              9,250     12,626
                                                                            --------   --------           --------   --------
Net interest income                                                            9,627      8,411             18,695     16,527
Provision for loan and lease losses                                              255        200                480        380
                                                                            --------   --------           --------   --------
Net interest income after provision
 for loan losses                                                               9,372      8,211             18,215     16,147
                                                                            --------   --------           --------   --------
Non-interest income
Service fees on deposit accounts                                                 649        627              1,263      1,225
Net gain on sale of securities                                                    94         53                281        118
Other                                                                            734        474              1,494      1,035
                                                                            --------   --------           --------   --------
Total non-interest income                                                      1,477      1,154              3,038      2,378
                                                                            --------   --------           --------   --------

Non-interest expenses
Salaries and benefits                                                          3,303      3,005              6,562      6,077
Net occupancy                                                                    869        838              1,733      1,680
Furniture and equipment                                                          305        265                590        544
Advertising and promotion                                                        364        394                789        572
Federal Deposit Insurance Corporation assessment                                  33         32                 65         65
Other                                                                          1,418      1,198              2,685      2,480
                                                                            --------   --------           --------   --------
Total non-interest expenses                                                    6,292      5,732             12,424     11,418
                                                                            --------   --------           --------   --------

Income before  income taxes                                                    4,557      3,633              8,829      7,107

Income taxes                                                                   1,492      1,159              2,824      2,302
                                                                            --------   --------           --------   --------
Net income                                                                   $ 3,065    $ 2,474            $ 6,005    $ 4,805
                                                                            ========   ========           ========   ========
Basic earnings per common share                                                $0.31      $0.25              $0.61      $0.49
                                                                            ========   ========           ========   ========
Diluted earnings per common share                                              $0.31      $0.25              $0.60      $0.49
                                                                            ========   ========           ========   ========

-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                                       2


Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended Ended June 30,
------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)(unaudited)

                                                                              Accumulated
                                                                                 Other
                                                  Comprehensive   Retained   Comprehensive   Common    Capital   Treasury
                                                      Income      Earnings      Income       Stock     Surplus     Stock     Total
                                                  -------------   --------   -------------   -------   -------   ---------  -------


Balance at January 1, 2001                                         $47,735            $526    $5,397   $21,077    $(12,751) $61,984
Comprehensive income
    Net Income                                           $4,805      4,805                                                    4,805
    Other comprehensive income, net of taxes
       Unrealized gains on AFS debt securities              481
                                                  -------------
    Other comprehensive income, net of taxes                481                        481                                      481
                                                  -------------
Comprehensive income                                     $5,286
                                                  =============

Dividends on common stock                                           (1,766)                                                  (1,766)
Issued 22,320 shares of common stock in connection
    with Executive Compensation Plan                                                                       (14)        255      241
Exercised 3,546 option shares                                                                              (22)         40       18
Purchased 19,800 shares of common stock                                                                               (239)    (239)
                                                                  --------   -------------   -------   -------   ---------  -------
Balance at June 30, 2001                                            50,774           1,007     5,397    21,041     (12,695)  65,524

Comprehensive income
    Net Income                                           $5,735      5,735                                                    5,735
    Other comprehensive income, net of taxes
       Unrealized  gains on AFS debt securities             121
       Add: losses on disposition of securities              28
                                                  -------------
    Other comprehensive income                              149                        149                                      149
                                                  -------------
Comprehensive income                                     $5,884
                                                  =============
Dividends on common stock                                           (1,751)                                                  (1,751)
Exercised 9,680 option shares                                                                              (48)        112       64
Purchased 120,843 shares of common stock                                                                            (1,488)  (1,488)
                                                                  --------   -------------   -------   -------   ---------  -------
Balance at December 31, 2001                                        54,758           1,156     5,397    20,993     (14,071)  68,233

Comprehensive income
    Net Income                                           $6,005      6,005                                                    6,005
    Other comprehensive income, net of taxes
       Unrealized gains on AFS debt securities            1,187
       Less: gains on disposition of securities            (187)
                                                  -------------
    Other comprehensive income                            1,000                      1,000                                    1,000
                                                  -------------
Comprehensive income                                     $7,005
                                                  =============

Dividends on common stock                                           (1,961)                                                  (1,961)
Issued 21,069 shares of common stock in connection
    with Executive Compensation Plan                                                                        66         244      310
Exercised 18,435 option shares                                                                             (66)        213      147
Issued 107,877 shares of common stock in connection with
    the acquisition of certain assets and assumption of
                                                                                                           131       1,244    1,375
Purchased 18,150 shares of common stock                                                                               (235)    (235)
                                                                  --------   -------------   -------   -------   ---------  -------
Balance at June 30, 2002                                           $58,802          $2,156    $5,397   $21,124    $(12,605) $74,874
                                                                  ========   =============   =======  ========   =========  =======


-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.



Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
(unaudited)
                                                                                                      2002            2001
                                                                                                  -----------     -----------
Cash flows from operating activities
Net income                                                                                            $ 6,005         $ 4,805
Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                                         728             736
    Amortization of securities premiums                                                                   853             409
    Accretion of securities discounts                                                                    (147)           (174)
    Amortization of premiums in connection with acquisition                                                32              74
    Provision for loan and lease losses                                                                   480             380
    Increase in cash surrender value of Bank Owned Life Insurance                                        (446)              -
    Net gain on sale of securities                                                                       (284)           (118)
    Net gain on sale of loans                                                                             (38)           (105)
Decrease (increase) in operating assets
    Accrued interest receivable                                                                          (442)            144
    Accounts receivable- leases sold                                                                    4,921               -
    Other                                                                                                (253)            420
(Decrease) increase in operating liabilities
    Accrued interest payable                                                                              (97)           (148)
    Other                                                                                               2,915            (104)
                                                                                                  -----------     -----------
Cash provided by operating activities                                                                  14,227           6,319
                                                                                                  -----------     -----------

Cash flows from investing activities
(Payments for) proceeds from
    Purchase of loans                                                                                 (14,945)        (12,758)
    Net originations of loans                                                                         (27,066)        (13,010)
    Sale of loans                                                                                         493           1,824
    Purchase of securities available for sale                                                         (74,343)        (55,811)
    Maturities of securities available for sale                                                        20,450          24,119
    Sale of securities available for sale                                                               7,234           6,050
    Sale of securities held to maturity                                                                 2,023               -
    Purchase of securities held to maturity                                                                 -         (18,458)
    Maturities of securities held to maturity                                                           5,772          12,920
    Purchase of fixed assets                                                                             (997)           (608)
    Sale of reposessed assets                                                                             251               -
    Premium in connection with acquisition                                                             (1,861)              -
                                                                                                  -----------     -----------
Cash used in investing activities                                                                     (82,989)        (55,732)
                                                                                                  -----------     -----------

Cash flows from financing activities
Proceeds from (payments for)
    Deposits in excess of withdrawals                                                                  65,692          40,955
    Securities sold under agreements to repurchase and other borrowings                                13,542          31,760
    Retirement of securities sold under agreement to repurchase and
      other borrowings                                                                                (14,187)        (33,500)
    Dividends                                                                                          (1,961)         (1,766)
    Treasury stock                                                                                       (235)           (239)
    Common stock issued                                                                                 1,685             295
    Exercise of option shares                                                                             147             (36)
                                                                                                  -----------     -----------
Cash provided by financing activities                                                                  64,683          37,469
                                                                                                  -----------     -----------

Increase in cash and cash equivalents                                                                  (4,079)        (11,944)
Cash and cash equivalents, beginning of year                                                           22,211          33,150
                                                                                                  -----------     -----------
Cash and cash equivalents, end of period                                                              $18,132         $21,206
                                                                                                  ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                                                           $9,348         $12,037
    Income taxes                                                                                        2,679             795

Supplemental disclosure of non-cash investing activities:
    Loans transferred to foreclosed real estated and other
      repossessed assets                                                                                  351               -
    Increase - market valuation of securities available for sale, net of taxes                         (1,000)           (481)


-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2002
                                   (Unaudited)

1.       Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Interchange Financial Services Corporation and its wholly owned subsidiaries (collectively, (the"Company") including its principal operating subsidiary, Interchange Bank (the "Bank"), and have been prepared in conformity with accounting principles generally accepted in the United States of America within the banking industry and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain information or footnotes necessary for a complete presentation of such financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America within the banking industry have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2001.

     The consolidated financial data for the three and six-month periods ended June 30, 2002 and 2001, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

2.  Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (e.g., common shares issuable upon the exercise of outstanding stock options) had been issued. On May 23, 2002, the Company declared a 3 for 2 stock split payable on July 12, 2002 to shareholders of record as of June 17, 2002. The effect of the stock split has been retroactively reflected in the presentation of these consolidated financial statements and notes thereto.

3.  Legal Proceedings

     The Company regularly is a party to routine litigation involving various aspects of its business, none of which such litigation, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.


4.  New Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"), which provides guidance on accounting for a business combination at the date a business combination is completed. SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling of interest method. Also, it provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. The adoption of SFAS 141 did not have any impact on the financial condition or results of operations of the Company.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Asset" ("SFAS 142") which provides guidance on how to account for goodwill and intangible assets after the acquisition is complete. The most substantive change represented by SFAS 142 is that goodwill will no longer be amortized; instead, it will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" SFAS 142 will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The adoption of this standard did not have any impact on the financial conditio or results of operations of the Company.

     In August 2001, the FASB released Statement of Financial Accounting Standards, "Accounting for the Impairment or Disposal of Long-Lived Assets" "SFAS 144"). The provisions of SFAS 144 are effective for financial statements issued for fiscal periods beginning after December 15, 2001. The adoption of SFAS 144 did not have any impact on the financial position or results of operations of the Company.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB

Statement No.44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make varioius technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning May 15, 2002. The provisions of SFAS 145 related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the consolidated financial condition or results of operations of the Company.


     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently reviewing the impact of the adoption of SFAS 146 on the Company's consolidated financial statements.

5.  Cash Dividend

     On May 23, 2002, the Company declared a cash dividend of $0.10 per share (adjusted for the 3 for 2 stock split), payable on July 12, 2002 to shareholders of record as of June 17, 2002.The effect of the stock split has been retroactively reflected in the presentation of these consolidated financial statements and notes thereto.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 2002 and 2001, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

Company

     The Company is a bank holding company headquartered in Bergen County, New Jersey. The Company's principal operating subsidiary is Interchange Bank, a New Jersey-chartered commercial bank. In addition to the Bank, the Company has one other wholly-owned direct subsidiary: Clover Leaf Mortgage Company, a New Jersey corporation, which is not currently engaged in any business activity. The Bank has four direct subsidiaries: Clover Leaf Investment Corporation, an investment company, operating pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., a New Jersey corporation, engaged in the sale of tax-deferred annuities and insurance; Clover Leaf Management Realty Corporation, a Real Estate Investment Trust ("REIT"), which manages certain real estate assets of the Company; and Interchange Capital Company, L.L.C. ("ICC"),a New Jersey limited liability company, which engages in equipment lease financing. All of the Bank's subsidiaries are 100% owned by the Bank, except for the REIT, which is 99% owned by the Bank.

Forward-Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company which are not historical facts, may be deemed "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions(including when preceded or followed by the word "not")are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward- looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war; (v)legislation or regulatory requirements or changes adversely affecting the business of the Company;
(vi)losses in the Company's leasing subsidiary exceeding management's expectations; and (vii) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

               THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                              RESULTS OF OPERATIONS

Earnings Summary

     For the second quarter of 2002, the Company reported earnings per diluted common share of $0.31, an increase of 24.0% over the $0.25 reported in the same period in 2001. Net income for the three months ended June 30, 2002 was $3.1 million, an increase of $591 thousand, or 23.9%, over the same period last year. The increase in earnings was driven largely by growth in net interest income on a tax-equivalent basis, which increased $1.2 million, or 14.4%, for the comparative three-month periods. Growth in earnings assets and an improved net interest margin ("margin") helped to fuel the increase in net interest income. The growth in earning assets was funded primarily with low cost core deposits, which is an essential and cost-effective funding source for the Bank. The improved margin, which increased 22 basis points to 4.64% for the three-month period ending June 30, 2002 as compared to the same period in 2001, resulted from a favorable decline in the cost of funds of approximately 109 basis points. In addition, a $323 thousand, or 28.0%, increase in non-interest income during the comparative periods favorably affected revenue.

     The growth in revenues was partly offset by a $560 thousand, or 9.8%, increase in non-interest expenses. This increase largely reflects the expenses associated with a branch opened in the first quarter of 2002 as well as the acquisition during the first quarter of 2002 of certain assets and assumption of certain liabilities of Monarch Capital Corporation ("MCC") by the Company. As part of that transaction, MCC's staff joined ICC.

     For the three months ended June 30, 2002, two of the Company's key performance ratios Return on Average Assets ("ROA") and Return on Average Equity ("ROE") improved when compared to the same period in 2001. ROA increased to 1.38% from 1.23% and ROE increased to 17.23% from 15.25% when compared to the same period last year.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax-equivalent basis increased $1.2 million, or 14.4%, to $9.7 million for the quarter ended June 30, 2002 as compared to the same quarter in 2001. The increase in net interest income was due mostly to growth in deposits and interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 11.0% on average for the second quarter of 2002 as compared to the same quarter in 2001. The margin, which increased 22 basis points to 4.64% for the second quarter of 2002 as compared to the same quarter in 2001, contributed to the growth in net interest income.

     Interest income, on a tax-equivalent basis, totaled $14.3 million for the second quarter of 2002, a decrease of $343 thousand, or 2.3%, as compared to the same quarter in 2001. The decrease was mostly attributed to a 79 basis points decline in interest earning asset yields for the second quarter of 2002 as compared to the same quarter in 2001, which was largely attributed to a decrease in market interest rates. The impact on interest income due to the lower interest rate environment was partly offset by an increase in interest-earning assets, which grew on average $68.8 million, or 8.9%, for the second quarter of 2002 as compared to the same period last year. The growth in average interest-earning assets occurred mostly in securities and loans, which increased $34.1 million, or 19.1%, and $30.8 million, or 5.3%, respectively.

     Interest expense, which totaled $4.6 million for the second quarter of 2002, decreased $1.6 million, or 25.5%, as compared to the same period in 2001. The decrease in interest expense was a byproduct of the decline in interest rates, particularly short-term rates, during 2002. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 131 basis points to 2.66% for the quarter ended June 30, 2002 as compared to the same period in 2001. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the positive growth of deposits. Interest bearing deposits grew on average $72.8 million, or 12.3%, for the second quarter of 2002 as compared to the same period in 2001.


------------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
------------------------------------------------------------------------------------------------------------------------------------
for the quarter ended June 30,
(dollars in thousands)                                                  2002                                2001
(unaudited)                                              ---------------------------------------------------------------------------
                                                          Average                  Average      Average                 Average
                                                          Balance    Interest       Rate        Balance    Interest      Rate
                                                         --------    --------     --------     --------    --------    --------

                 Assets

Interest earning assets
Loans (1)                                                $608,589     $11,377         7.48 %   $577,745     $11,680        8.09 %
Taxable securities                                        199,186       2,645         5.31      166,536       2,639        6.34
Tax-exempt securities (2)                                  13,775         200         5.81       12,279         182        5.93
Federal funds sold                                         15,582          67         1.72       11,819         131        4.43
                                                         --------    --------                  --------    --------
     Total interest-earning assets                        837,132      14,289         6.83      768,379      14,632        7.62
                                                                     --------                              --------

Non-interest earning assets
Cash and due from banks                                    20,270                                20,247
Allowance for loan and lease losses                        (6,336)                               (6,433)
Other assets                                               38,454                                20,577
                                                         --------                              --------
     Total assets                                        $889,520                              $802,770
                                                         ========                              ========

                Liabilities and stockholders' equity

Interest-bearing liabilities
Interest bearing deposits                                $665,563       4,313         2.59     $592,783       5,796        3.91
Borrowings                                                 23,407         261         4.46       26,106         344        5.27
                                                         --------    --------                  --------    --------
     Total interest-bearing liabilities                   688,970       4,574         2.66      618,889       6,140        3.97
                                                                     --------                              --------

Non-interest bearing liabilities
Demand deposits                                           116,267                               111,700
Other liabilities                                          13,124                                 7,299
                                                         --------                              --------
     Total liabilities (3)                                818,361                               737,888
Stockholders' equity                                       71,159                                64,882
                                                         --------                              --------
     Total liabilities and stockholders' equity          $889,520                              $802,770
                                                         ========                              ========

Net interest income (tax-equivalent basis)                             9,716         4.17                     8,492        3.65
Tax-equivalent basis adjustment                                          (88)                                   (83)
                                                                     --------                              --------
     Net interest income                                              $9,628                               $  8,411
                                                                     ========                              ========
Net interest income as a percent of interest-earning
assets (tax-equivalent basis)                                                         4.64 %                               4.42 %
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

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's calculation of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Significant Accounting Policy: Allowance for Loan and lease losses". In the second quarter of 2002 and 2001, the Company's provision for loan and lease losses was $255 thousand and $200 thousand, respectively.

Non-interest Income

     For the quarter ended June 30, 2002, non-interest income totaled $1.5 million, an increase of $323 thousand, or 28.0%, as compared to the same period in 2001. Increases in the cash surrender value of the Bank Owned Life Insurance ("BOLI") contracts amounted to $225 thousand and were the principal reason for this increase. In addition, commissions earned on the sales of mutual funds and insurance products and net gains from the sales of securities increased $130 thousand and $41 thousand, respectively, when compared to the same period in 2001, and also contributed to the growth in non-interest income. Syndication fees on leases sold by ICC decreased by $66 thousand over the comparative periods, and served to offset some of the aforementioned benefits.

Non-interest Expenses

     For the quarter ended June 30, 2002, non-interest expenses increased $560 thousand to $6.3 million, an increase of 9.8% when compared to the same period one year ago. The Bank's expansion program, including the acquisition of MCC, contributed to the increase in non-interest expenses. The Bank opened a new branch in Hackensack in January 2002. The costs associated with this branch amounted to $98 thousand for the quarter ended June 30, 2002. In addition, in
January 2002, the Company acquired certain assets and assumed certain liabilities of MCC. As part of the acquisition, the staff of MCC joined ICC. The additional staffing contributed to the increase in ICC non-interest expenses of $142 thousand for the three months ended June 30, 2002 as compared to the same period last year. In addition, increases in salaries and benefits and other expenses contributed to the increase in non-interest expenses. Salaries and benefits, excluding amounts attributable to the new branch and the MCC acquisition, increased by $161 thousand and is attributable to normal growth. Other expenses increased by $220 thousand due in large part to a legal settlement.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 32.7% for the three months ended June 30, 2002 as compared to 31.9% for the second quarter of 2001.

                SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                              RESULTS OF OPERATIONS

Earnings Summary

     For the first six months of 2002, the Company reported net income of $6.0 million, or $0.60 diluted earnings per common share, as compared with $4.8 million, or $0.49 diluted earnings per common share for the same period last year. The increase in earnings was driven largely by growth in net interest income on a taxable equivalent basis, which increased $2.2 million, or 13.1%. The improvement in net interest income was attributable to growth in deposits that fueled additional growth in interest earning assets. In addition, non-interest income, which increased $660 thousand, or 27.8%, over the same period last year also contributed to the improvement in earnings. The growth in revenues was partly offset by a $1.0 million, or 8.8% increase in non-interest expenses.

     For the six months ended June 30, 2002, ROA and ROE improved to 1.38% from 1.21% and ROE increased to 17.10% from 15.09% when compared to the same period last year.


Net Interest Income

     Net interest income on a tax-equivalent basis increased $2.2 million, or 13.1%, to $18.9 million for the six months ended June 30, 2002 as compared to the same period in 2001. The increase in net interest income was due to growth in interest earning assets. The interest earning asset growth was funded by deposit liabilities, which grew 9.7% on average for the six months ended of June 30, 2002 as compared to the same period in 2001. Contributing to the growth in net interest income was an increase in the margin of 21 basis points to 4.61% for the first six months of 2002 as compared to the same period in 2001.

     Interest income, on a tax-equivalent basis, totaled $28.1 million for the first six months of 2002,a decrease of $1.2 million, or 4.1%, as compared to the same period in 2001. The decrease was mostly attributed to an 85 basis point decline in interest earning asset yields for the first six months of 2002 as compared to the same period in 2001. The decline in interest earning asset yields was largely attributed to a decrease in market interest rates. The impact on interest income due to the lower interest rate environment was partly offset by an increase in the volume of interest-earning assets, which grew on average $59.0 million, or 7.8%, for the first half of 2002 as compared to the same period last year. The growth in interest-earning assets occurred mostly in securities and loans, which increased $33.3 million, or 19.5%, and $28.5 million, or 5.0%, respectively.

     Interest expense, which totaled $9.3 million for the six months ended June 30, 2002, decreased $3.4 million, or 26.7%, as compared to the same period in 2001. The improvement to interest expense is a byproduct of the decline in interest rates, particularly short-term rates, during 2002. In addition, a beneficial shift in the composition of the Company's deposits,which is discussed further in the analysis of financial condition, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 137 basis points to 2.75% for the six months ended June 30, 2002 as compared to the same period in 2001. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the positive growth of deposits. Interest bearing deposits grew on average $63.5 million, or 10.8%, for the first six months of 2002 as compared to the same period in 2001.


------------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
------------------------------------------------------------------------------------------------------------------------------------
for the quarter ended June 30,
(dollars in thousands)                                                  2002                                2001
(unaudited)                                              ---------------------------------------------------------------------------
                                                          Average                  Average      Average                 Average
                                                          Balance    Interest       Rate        Balance    Interest      Rate
                                                         --------    --------     --------     --------    --------    --------

                 Assets

Interest earning assets
Loans (1)                                                $600,178     $22,431         7.47 %   $571,691     $23,402        8.19 %
Taxable securities                                        191,606       5,196         5.42      158,964       5,106        6.42
Tax-exempt securities (2)                                  12,577         376         5.98       11,870         372        6.27
Federal funds sold                                         14,133         120         1.70       16,930         436        5.15
                                                         --------    --------                  --------    --------
     Total interest-earning assets                        818,494      28,123         6.87      759,455      29,316        7.72
                                                                     --------                              --------

Non-interest earning assets
Cash and due from banks                                    20,659                                20,395
Allowance for loan and lease losses                        (6,451)                               (6,344)
Other assets                                               37,666                                21,147
                                                         --------                              --------
     Total assets                                        $870,368                              $794,653
                                                         ========                              ========

                Liabilities and stockholders' equity

Interest-bearing liabilities
Interest bearing deposits                                $649,221       8,697         2.68     $585,755      11,862        4.05
Borrowings                                                 24,637         553         4.49       27,629         764        5.53
                                                         --------    --------                  --------    --------
     Total interest-bearing liabilities                   673,858       9,250         2.75      613,383      12,626        4.12
                                                                     --------                              --------

Non-interest bearing liabilities
Demand deposits                                           114,213                               110,258
Other liabilities                                          12,080                                 7,348
                                                         --------                               -------
     Total liabilities (3)                                800,150                               730,989
Stockholders' equity                                       70,218                                63,664
                                                         --------                               -------
     Total liabilities and stockholders' equity          $870,368                               794,653
                                                         ========                               =======

Net interest income (tax-equivalent basis)                            18,873          4.12                   16,690        3.60
Tax-equivalent basis adjustment                                         (178)                                  (163)
                                                                     --------                              --------
     Net interest income                                             $18,695                               $ 16,527
                                                                     ========                              ========
Net interest income as a percent of interest-earning
assets (tax-equivalent basis)                                                         4.61%                                4.40 %
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

Provision for Loan and Lease Losses

     For the six months ended June 30, 2002 and 2001, the Company's provision for loan and lease losses was $480 thousand and $380 thousand, respectively. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Significant Accounting Policy: Allowance for loan and lease losses".

Non-interest Income

     For the six months ended June 30, 2002, non-interest income grew to $3.0 million, an increase of $660 thousand, or 27.8%, as compared to the six months ended June 30, 2001. The improvement was driven by increases in the cash surrender value of contracts related to the BOLI, net gains on the sales of securities and commissions on the sales of annuities and insurance of $445 thousand, $163 thousand and $105 thousand, respectively. A reduction in syndication fees from the sales of leases of $55 thousand offset somewhat the aforementioned gains.

Non-interest Expenses

     For the six months ended June 30, 2002, non-interest expenses totaled $12.4 million, an increase of $1.0 million, or 8.8%, as compared to the same period in 2001. Salaries and benefits, advertising and promotion and other expenses increased $485 thousand, $217 thousand and $205 thousand, respectively, when compared to the same period one year ago. The opening of the Bank's newest branch in January along with an increase in the operations of ICC comprised $287 thousand of the increase to salaries and benefits. Advertising and promotion expenses increased as a result of a more aggressive marketing campaign aimed at increasing the Company's market penetration, the introduction of the Company's new brand positioning in the market place as "The Bank For People Like You" and promotional expenses related to the grand opening of the Hackensack office. Other expenses increased primarily due to a legal settlement, as well as an increase in employee recruiting fees of $76 thousand. The year to date comparison is also affected by a non-recurring entrance fee of $59 thousand, paid in 2001 for the Company's listing on the NASDAQ National Market System.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 32.0% for the six months ended June 30, 2002 as compared to 32.4% for the same period of 2001.

                               FINANCIAL CONDITION

     The Company's total assets were $905.5 million at June 30, 2002, which represents an increase of $74.5 million, or 9.0%, from $830.9 million at December 31, 2001. The growth was largely in securities and loans, which grew $40.2 million and $40.6 million, respectively, for June 30, 2002 as compared to December 31, 2001. The asset growth was funded principally by growth in deposit liabilities, which occurred largely in interest bearing demand deposits, time deposits greater than $100,000 and money market savings.

Cash and Cash Equivalents

     At June 30, 2002, cash and cash equivalents decreased $4.1 million to $18.1 million as compared to December 31, 2001. This is largely the result of investing activities (funding loans and investment growth) investing cash more rapidly than financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) could generate it. This can be seen more completely on the accompanying unaudited Statements of Cash Flows.

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

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for pledging requirements and to manage asset quality diversification. At June 30, 2002, investment securities totaled $234.1 million and represented 25.9% of total assets, as compared to $193.9 million and 23.3%, respectively, at December 31, 2001. AFS securities comprised 86.8% of the total securities portfolio at June 30, 2002 as compared to 80.0% at December 31, 2001. During the second quarter of 2002, the Company sold securities with a book value of approximately $6 million and recognized $94 thousand in gains.


     The following table reflects the  composition of the securities  portfolio:
(dollars in thousands)
                                                                 ------------------------------------------------------------
                                                                                        June 30, 2002
                                                                 ------------------------------------------------------------
                                                                                        (unaudited)
                                                                                     Gross           Gross         Estimated
                                                                   Amortized      Unrealized      Unrealized         Market
                                                                      Cost           Gains           Losses          Value
                                                                 -----------    ------------     -----------    --------------
Securities held to maturity
   Mortgage-backed securities                                        $19,028            $659               -          $ 19,687
   Obligations of U.S. agencies                                        1,984              98               -             2,082
   Obligations of states & political subdivisions                      9,736             482             $ 2            10,216
   Other debt securities                                                 257               -               -               257
                                                                 -----------    ------------     -----------     -------------
                                                                      31,005           1,239               2            32,242
                                                                 -----------    ------------     -----------     -------------

Securities available for sale
   Mortgage-backed securities                                        102,266           2,282              59           104,489
   Obligations of U.S. agencies                                       73,471           1,199             237            74,433
   Obligations of states & political subdivisions                     18,185             622               3            18,804
   Other debt securities                                               1,385              42               -             1,427
   Equity securities                                                   3,937               -               -             3,937
                                                                 -----------    ------------     -----------     -------------
                                                                     199,244           4,145             299           203,090
                                                                 -----------    ------------     -----------     -------------
     Total securities                                               $230,249          $5,384            $301          $235,332
                                                                 ===========    ============     ===========     =============



                                                                 -------------------------------------------------------------
                                                                                    December 31, 2001
                                                                 -------------------------------------------------------------
                                                                                     Gross           Gross         Estimated
                                                                   Amortized      Unrealized      Unrealized         Market
                                                                    Cost             Gains           Losses           Value
                                                                 -----------    ------------    ------------     -------------

Securities held to maturity
   Mortgage-backed securities                                        $22,201            $300              $9          $ 22,492
   Obligations of U.S. agencies                                        5,977             181               -             6,158
   Obligations of states & political subdivisions                      9,855             244              23            10,076
   Other debt securities                                                 839              15               -               854
                                                                 -----------    ------------    ------------     -------------
                                                                      38,872             740              32            39,580
                                                                 -----------    ------------    ------------     -------------
Securities available for sale
   Obligations of U.S. Treasury                                        1,999              18               -             2,017
   Mortgage-backed securities                                         97,022           1,808             313            98,517
   Obligations of U.S. agencies                                       39,944             529             409            40,064
   Obligations of states & political subdivisions                      9,993             462               -            10,455
   Equity securities                                                   3,977               -               -             3,977
                                                                 -----------    ------------    ------------     -------------
                                                                     152,935           2,817             722           155,030
                                                                 -----------    ------------    ------------     -------------

     Total securities                                               $191,807          $3,557            $754          $194,610
                                                                 ===========    ============    ============     =============


     At June 30, 2002, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands)



                                    Securities            Securities
                                 Held to Maturity       Available for Sale
                               --------------------   ---------------------
                               Amortized    Market      Amortized    Market
                                  Cost      Value         Cost       Value
                               ---------  ---------     ---------  ---------


Within 1 year                    $   752    $   760      $ 11,597   $ 11,679
After 1 but within 5 years         7,566      7,936       122,472    124,326
After 5 but within 10 years       16,484     17,132        25,313     26,015
After 10 years                     6,203      6,414        35,925     37,133
Equity securities                      -          -         3,937      3,937
                               ---------  ---------     ---------  ---------
                     Total       $31,005    $32,242      $199,244   $203,090
                               ====================     ====================


Loans

     Total loans amounted to $621.9 million at June 30, 2002, an increase of $40.6 million from $581.3 million at December 31, 2001. The growth was predominately in commercial loans and leases and commercial mortgage loans, which increased $32.6 million and $16.0 million, respectively. The increase in commercial lease financing was due to the acquisition of approximately $10.7 million of commercial leases from MCC in the first quarter of 2002. The acquisition was part of the Company's strategy of shifting the emphasis of its leasing subsidiary, ICC, more towards the middle-market leasing business.

     The following table reflects the composition of the loan and lease portfolio: (dollars in thousands)


                                        ---------------   ---------------
                                             June 30,       December 31,
                                               2002            2001
                                        ---------------   ---------------
                                          (unaudited)


Amount of loans by type
     Real estate-mortgage
         1-4 family residential
             First liens                       $111,352          $113,703
             Junior liens                         8,212             8,384
             Home equity                        126,553           130,658
         Commercial                             214,370           198,319
         Construction                             6,162             5,265
                                        ---------------    --------------
                                                466,648           456,329
                                        ---------------    --------------
     Commercial loans
         Commercial and financial               105,428            85,801
         Lease financing                         28,788            15,850
                                        ---------------    --------------
                                                134,216           101,651
                                        ---------------    --------------
     Consumer loans
         Lease financing                         17,299            18,822
         Installment                              3,746             4,521
                                        ---------------    --------------
                                                 21,045            23,343
                                        ---------------    --------------
               Total                           $621,909          $581,323
                                        ===============    ==============

Deposits

     Deposits, which include non-interest-bearing demand deposits, time deposits and other interest-bearing deposits, are an essential and cost-effective funding source for the Company. The Company attributes its success in growing deposits to the emphasis it places on building core customer relationships by offering a variety of products designed to meet the financial needs of its customers based on their identifiable "life stages".

     At June 30, 2002, total deposits increased $65.7 million, or 9.0%, to $792.2 million from $726.5 million at December 31, 2001. The growth in deposits occurred mostly in other interest-bearing deposits and time deposits, which increased $50.0 million and $14.6 million, respectively, at June 30, 2002 as compared to December 31, 2001. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total deposits. At June 30, 2002, such deposits amounted to $451.8 million, an increase of $50.0 million, or 12.4%, from December 31, 2001. The growth in other interest-bearing deposits occurred largely in interest bearing checking, which increased $33.2 million, or 11.8%, for June 30, 2002 as compared to December 31, 2001. Time deposits amounted to $229.9 million at June 30, 2002, an increase of $14.6 million, or 6.8%, from December 31, 2001. The growth in time deposits was principally attributed to an increase in municipal time deposits greater than $100,000. Total time deposits represented 29.0% of total deposits at June 30, 2002 compared to 29.6% at December 31, 2001.

     For the three and six months ended June 30, 2002, the Company's overall yield on deposits declined by 108 basis points to 2.21% and 113 basis points to 2.28%, respectively, as compared to the same periods last year. The decrease was attributed predominately to changes in market interest rates and a change in the composition of deposit liabilities.

     The  following  table  reflects  the  composition  of deposit  liabilities:
(dollars in thousands)


                              -------------      -------------
                                 June 30,         December 31,
                                   2002               2002
                              -------------      -------------


Non-interest Demand                $110,513           $109,416
Interest Bearing Demand             315,340            282,173
Savings                              78,587             72,092
Money Market Savings                 57,883             47,569
Time Deposits <$100,000             197,007            194,754
Time Deposits >$100,000              32,845             20,479
                              -------------      -------------
     Total                         $792,175           $726,483
                              =============      =============


Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. At June 30, 2002, nonperforming assets amounted to $2.8 million, a decrease of $489 thousand, or 17.5%, from $2.3 million at December 31, 2001. The decrease in nonperforming assets was partly due to a $592 thousand commercial mortgage loan, which became current during the second quarter of 2002. The ratio of nonperforming assets to total loans and foreclosed real estate decreased to 0.37% at June 30, 2002 from 0.48% at December 31, 2001.

     The  following  table  lists  nonaccrual  loans,   restructured  loans  and
foreclosed real estate and other repossessed assets as June 30, 2002, and December 31, 2001 (dollars in thousands).


                                                      ------------     ------------
                                                        June 30,       December 31,
                                                          2002            2002
                                                      ------------     ------------

Nonperforming loans                                        $ 1,721          $ 2,160
Restructured Loans                                               -              150
Foreclosed real estate and other repossessed assets            592              492
                                                      ------------     ------------
     Total nonperforming assets                            $ 2,313          $ 2,802
                                                      ============     ============


Significant Accounting Policy

     Allowance for loan and lease losses: The ALLL is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely.
Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

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

     While the ALLL is management's best estimate of loan losses incurred as of the balance sheet date, the process of determining the adequacy of the ALLL is essentially judgmental and subject to changes to external conditions.
Accordingly, there can be no assurance that existing levels of the ALLL will ultimately prove adequate to cover actual loan losses. The ALLL was $6.4 million at June 30, 2002, and $6.6 million at December 31, 2001, representing 373.6% and 304.1% of the nonperforming loans at those dates, respectively.

     The following table presents the provisions for loan and lease losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the six months ended June 30, 2002 and 2001 (dollars in thousands).

                                                --------------------------------
                                                            June 30,
                                                --------------------------------
                                                   2002                  2001
                                                ----------            ----------


Average loans outstanding                       $  600,178            $  571,691
                                                ==========            ==========
Allowance at beginning of year                       6,569                 6,154
                                                ----------            ----------
Loans charged off
     Commercial and financial                            9                     -
     Commercial lease financing                        634                   227
     Consumer loans                                     22                     4
                                                ----------            ----------
          Total                                        665                   231
                                                ----------            ----------

Recoveries of loans previously charged off
     Real estate                                        28                     3
     Commercial and financial                            -                   189
     Commercial lease financing                          8                     6
     Consumer loans                                     10                    23
                                                ----------            ----------
          Total                                         46                   221
                                                ----------            ----------
Additions to allowance charged to expense              480                   380
                                                ----------            ----------
Allowance at end of period                          $6,430                $6,524
                                                ==========            ==========
Allowance to total loans                              1.07  %               1.14  %
Ratio of net charge-offs to average loans             0.10  %               0.00  %
--------------------------------------------------------------------------------------

Market Risk

     The Company's primary exposure to market risk arises from changes in market interest rates ("interest rate risk"). The Company's profitability is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and economic value of equity and adjust the balance sheet, if necessary, to minimize the inherent risk and maximize income. On a weekly basis, the Company's Asset/Liability Committee ("ALCO") meets to review matters pertaining to market and interest rate risk. On a quarterly basis, management through the use of an asset/liability simulation model produces a report, which estimates the potential impact on net interest income and future economic value of equity. This report is reviewed by ALCO and the Board of Directors. At June 30, 2002, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. Based on the simulation, the results did not significantly change from March 31, 2001. At June 30, 2002, the Company was within policy limits established by the Board of Directors for changes in net interest income and future economic value of equity.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the first six months of 2002.

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

     At June 30, 2002, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At June 30, 2002, the minimum leverage ratio requirement to be considered adequately capitalized was 4%.

     The capital levels of the Company and the Bank at June 30, 2002, and the two highest capital adequacy levels recognized under the guidelines established by the Federal banking agencies are included in the following table. The Company and the Bank exceeded all the minimum capital ratios established by the Federal banking agencies to be considered "well-capitalize". The minimum capital guidelines are detailed in the table below.


The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                                              To Be "Well
                                                                                                           Capitalized" Under
                                                                                    For Capital             Prompt Corrective
                                                            Actual               Adequacy Purposes          Action Provisions
                                                       ---------------------    --------------------     --------------------
                                                         Amount      Ratio        Amount      Ratio        Amount     Ratio
                                                       ---------  ----------    ---------  ---------     ---------  ---------

As of June 30, 2002:
     Total Capital (to Risk Weighted Assets):
       The Company                                       $77,372       12.64 %    $48,973       8.00 %         N/A        N/A
       The Bank                                           76,046       12.35       49,280       8.00       $61,601      10.00 %
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                        70,942       11.59       24,487       4.00           N/A        N/A
       The Bank                                           69,616       11.30       24,640       4.00        36,960       6.00
     Tier 1 Capital (to Average Assets):
       The Company                                        70,942        8.01       26,566       3.00           N/A        N/A
       The Bank                                           69,616        7.87       26,527       3.00        44,211       5.00

As of December 31, 2001:
     Total Capital (to Risk Weighted Assets):
       The Company                                       $73,700       12.89 %    $45,727       8.00 %         N/A        N/A
       The Bank                                           71,916       12.58       45,733       8.00       $57,166      10.00 %
     Tier 1 Capital (to Risk Weighted Assets):
       The Company                                        67,131       11.74       22,864       4.00           N/A        N/A
       The Bank                                           65,347       11.43       22,866       4.00        34,299       6.00
     Tier 1 Capital (to Average Assets):
       The Company                                        67,131        8.09       24,901       3.00           N/A        N/A
       The Bank                                           65,347        7.93       24,727       3.00        41,212       5.00



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

     The Company's most liquid assets are cash and due from banks and federal funds sold. At June 30, 2002, the total of such assets amounted to $18.1 million, or 2.0%, of total assets, compared to $22.2 million, or 2.7%, of total assets at December 31, 2001. The decrease in cash and cash equivalents was due largely to growth in loans and securities. Net loans at June 30, 2002 amounted to $615.5 million, an increase of $40.7 million, or 7.1%, from $574.8 million at December 31, 2001. In 2002, despite heightened competition for loans, loan production continued to be the Company's principal investing activity.

     At June 30, 2002, total securities amounted to $234.1 million, an increase of $40.2 million or 20.7% as compared to December 31, 2001. The growth in investments occurred mostly in AFS securities, which is also another significant liquidity source. At June 30, 2002, AFS securities amounted to $203.1 million, or 86.8%, of total securities, compared to $155.0 million, or 80.0%, of total securities at December 31, 2001.

     Financing for the Company's loans and securities is derived primarily from deposits, along with interest and principal payments on loans and securities. At June 30, 2002, total deposits amounted to $792.1 million, an increase of $65.7 million, or 9.0%, from December 31, 2001. In addition, the Company supplements the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At June 30, 2002, advances from the FHLB and REPOS amounted to $17.9 million and $6.3 million, respectively, as compared to $18.1 million and $6.7 million, respectively, at December 31, 2001. At June 30, 2002, total borrowings amounted to 2.7% of total assets, which was a decline from 3.0% at December 31, 2001. In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $79.9 million line of credit available through its membership in the FHLB.

     Management believes that the Company's sources of funds are sufficient to meet its current funding requirements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings Reference is also made to Note 3 of the Company's Consolidated Financial Statements in this Form 10-Q. In the second quarter of 2002, the Company entered into a settlement agreement with respect to the matter involving Michael C.Guttuso and Anthony Andora as previously described in the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2002. The terms of the settlement are confidential. Management believes the amount paid and expenses in the second quarter in settlement of this matter did not have a material effect on the financial condition or results of operations of the Company.


Item 2. Change in Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        (a)The company held its Annual Meeting of Shareholders on April 25,2002.

        (b)Each of the persons nominated for director was elected; amendment of Company's Stock Option and Incentive Plan of 1997 was approved; and the selection of Deloitte & Touche, LLP as the Company's independent auditors for 2002 was ratified. The following are the voting results on each of these matters:
                                                          Against
                                                           Or
                                                 For     Withheld    Abstentions
                                                 ___     ________    __________
(1)  ELECTION OF DIRECTORS
     Anthony S. Abbate                        7,312,218   92,795         0
     Anthony R. Coscia                        7,311,705   93,308         0
     John J. Eccleston                        7,302,058  100,955         0
     Eleanore S. Nissley                      7,312,035   92,978         0

(2)  Approve amendment to the Company's
     Stock Option and Incentive Plan of 1997
     increasing shares of common stock
     reserved for issuance.                   6,759,665  571,041    74,307

(3)  Ratification of the selection of
     Deloitte & Touche, LLP as the Company's
     independent Auditors for 2002.           7,143,108  259,092     2,813

     All share data has been restated to reflect a 3 for 2 stock split paid on July 12, 2002.

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
        (a)   The following exhibits are furnished herewith:

              Exhibit.
              --------
              3  Certificate of Amendment to Certificate of Incorporation

              Exhibit.
              --------
              11 Statement re computation of per share earnings

         (b)  Reports on Form 8-K

              During the quarter ended June 30, 2002, the Company filed the following Current Report on Form 8-K:

              Form 8-K filed May 23, 2002, announcing that Interchange Financial Services Corporation declared a 3 for 2 stock split payable on July 12, 2002, along with its regular dividend of $0.15 per common share, also payable on July 12, 2002 to holders of record as of June 17, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By:      /s/ Anthony Labozzetta
         ---------------------------------
         Anthony Labozzetta
         Executive Vice President & CFO
         (Duly Authorized Officer and Principal
         Financial and Accounting Officer)

Dated: August 14, 2002

 Exhibit 3

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

                            CERTIFICATE OF AMENDMENT
                                       TO
                          CERTIFICATE OF INCORPORATION

     Interchange Financial Services Corporation, organized under the laws of the State of New Jersey, to amend its Certificate of Incorporation to increase the number of authorized shares of Common Stock in connection with a division of its outstanding shares of Common Stock in accordance with N.J.S.A. 14A:7-15.1(3), hereby certifies:

     FIRST: The name of the Corporation is Interchange Financial Services Corporation.

     SECOND: The Board of Directors, at a meeting duly called and held on May 23, 2002, authorized and approved a 3 for 2 division of all its issued and outstanding shares of Common Stock, no par value, effective July 12, 2002 and distributable to shareholders of record as of the close of business on June 17, 2002. As of the close of business on June 17, 2002 there were 7,274,633 shares of Common Stock, no par value issued and outstanding which are divided into 10,911,950 shares of Common Stock, no par value.

     THIRD: To increase the number of authorized shares of the Corporation from 15,000,000 to 22,500,000, Article V of the Corporation's Certificate of Incorporation is amended to delete the first paragraph thereof and replace it with a paragraph reading as follows:

                                   "ARTICLE V
                                  CAPITAL STOCK

          The Corporation is authorized to issue 22,500,000 shares of common stock, all of which are without nominal or par value, as the Board of Directors may determine. The Corporation is also authorized to issue 1,000,000 shares of preferred stock, all of which are without nominal or par value, as the Board of Directors may determine."

     Except as set forth in the foregoing amendment, all provisions of the Corporation's Certificate of Incorporation shall continue in full force and effect.

     FOURTH: The amendment described in Article THIRD will not adversely affect the rights or preferences of the holders of outstanding shares of any class or series and will not result in the percentage of authorized shares that remains unissued after the share division described in Article SECOND exceeding the percentage of authorized shares that was unissued before division of shares.

     FIFTH: The within amendment to the Certificate of Incorporation was adopted by the Board of Directors of the Corporation at a meeting duly called and held on May 23, 2002 in accordance with N.J.S.A. 14A:7-15.1(2).

     SIXTH: The foregoing amendment to the Corporation's Certificate of Incorporation shall become effective to occur on the later of July 12, 2002 or the date on which this Certificate of Amendment is filed with the Secretary of State of the State of New Jersey.

     IN WITNESS WHEREOF, the Corporation has caused its duly authorized officer to execute this certificate the 28th day of June, 2002.



ATTEST:                                     INTERCHANGE FINANCIAL SERVICES
                                            CORPORATION


BY:/s/  Benjamin Rosenzweig                 BY: /s/  Anthony J. Labozzetta
   __________________________               ______________________________
   Benjamin Rosenzweig                      Anthony J. Labozzetta
   Secretary                                Executive Vice President & CFO


Exhibit 11.  Computation Re: Earnings Per Share
             (dollars in thousands, except per share amounts)


                         --------------------------------------------------     ----------------------------------------------------
                                          Three Months Ended,                                     Six Months Ended,
                         --------------------------------------------------     ----------------------------------------------------
                               June 30, 2002             June 30, 2001               June 30, 2002            June 30, 2001
                         -----------------------  -------------------------     ----------------------------------------------------
                                 Weighted Per              Weighted  Per              Weighted   Per             Weighted     Per
                                 Average  Share            Average   Share            Average   Share            Average     Share
                         Income  Shares   Amount   Income  Shares    Amount    Income  Shares    Amount  Income   Shares     Amount
                         ------- -------- ------  ------- --------- -------    ------ ---------  ------  ------  ---------  -------


Basic Earnings per
 Common Share
Income available to
  common shareholders     $3,065    9,818  $0.31   $2,474     9,815   $0.25     6,005     9,797   $0.61  $4,805      9,813    $0.49
                                          ======                    =======                      ======

Effect of Dilutive Shares
Options issued to
 management                           174                        43                         132                         34
                                 --------                 ---------                   ---------                  ---------

Diluted Earnings per
  Common Share            $3,065    9,992  $0.31   $2,474     9,858   $0.25    $6,005    9,929   $0.60  $4,805      9,847     $0.49
                         ======= ======== ======   ====== ========= =======    ====== =========  ======  ======  =========  =======


     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, (the"Report") by Interchange Financial Services Corporation ("Registrant"), each of the undersigned hereby certifies that:


1. The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.


                                    /s/ Anthony S. Abbate
                                    ____________________________________________
                                    Anthony S. Abbate
                                    President and Chief Executive Officer


                                    /s/ Anthony J. Labozzetta
                                    ____________________________________________
                                    Anthony J. Labozzetta
                                    Executive Vice President and CFO