Form 10-Q
period 2002-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2002-11-14
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _________________
                                    FORM 10-Q
                                _________________



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                  THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM____ TO ____


                         Commission File number 1-10518


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

       New Jersey                                               22-2553159
_______________________________                              ___________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation  or organization)                              Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                           07663
________________________________________                           _____
(Address of principal executive offices)                        (Zip Code)

                                 (201) 703-2265
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ___      ___

     The number of outstanding shares of the Registrant's common stock, no par value per share, as of October 31, 2002, was 9,817,958 (after giving effect to a 3-for-2 stock split paid on July 12, 2002).

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

                                      INDEX

PART I    FINANCIAL INFORMATION
                                                                       Page No.
  Item 1  Financial Statements
                Consolidated Balance Sheets as of
                September 30, 2002 and December 31, 2001 . . . . . . . .   1

                Consolidated Statements of Income for the three and nine-month periods ended September 30, 2002 and 2001 . 2

                Consolidated Statements of Changes in
                Stockholders' Equity for the nine months ended
                September 30, 2002 and 2001 . . . . . . . . . . . . . . .  3

                Consolidated Statements of Cash Flows for the
                nine months ended September 30, 2002 and 2001 . . . . . .  4

                Notes to Consolidated Financial Statements . . . . . . .   5

  Item 2        Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . . .  8

  Item 3 Quantitative and Qualitative Disclosures About Market Risk (Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operation in the section on Market Risk). . . . . . . . . . . . . . . . . . . . .  22

  Item 4        Controls and Procedures  . . . . . . . . . . . . . . . . .27


PART II   OTHER INFORMATION

  Item 1        Legal Proceedings . . . . . . . . . . . . . . . . . . . . 28

  Item 2        Changes in Securities and Use of Proceeds.  . . . . . . . 28

  Item 3        Defaults Upon Senior Securities . . . . . . . . . .  . .  28

  Item 4        Submission of Matters to a Vote of Security Holders . . . 28

  Item 5        Other Information . . . . . . . . . . . . . . . . . . . . 28

  Item 6        Exhibits and Reports on Form 8-K . . . . . . . . . . . .  28

                Signatures . . . . . . . . . . . . . . . . . . . . . . .  29


Item 1: Financial Statements
Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------
(dollars in thousands)

                                                                          September 30,   December 31,
                                                                               2002           2001
                                                                          _____________   ____________
                                                                            (unaudited)

Assets
Cash and due from banks                                                        $ 26,148       $ 22,211
Federal funds sold                                                               10,850              -
                                                                          _____________   ____________
Total cash and cash equivalents                                                  36,998         22,211
                                                                          _____________   ____________

Securities held to maturity at amortized cost (estimated market value of $31,355 and $39,580 for September 30, 2002 and December 31, 2001,
  respectively)                                                                  29,657         38,872
                                                                          _____________   ____________
Securities available for sale at estimated market value (amortized cost of $193,479 and $152,935 for September 30, 2002 and December 31, 2001,
  respectively)                                                                 200,243        155,030
                                                                          _____________   ____________


Loans                                                                           624,571        581,323
Less:  Allowance for loan and lease losses                                        6,707          6,569
                                                                         ______________   ____________
Net loans                                                                       617,864        574,754
                                                                         ______________   ____________

 Bank owned life insurance                                                       16,044         15,378
Premises and equipment, net                                                      10,293         10,235
Foreclosed real estate and other repossesed assets                                  358            492
Accrued interest receivable and other assets                                      9,455         13,977
                                                                         ______________   ____________
Total assets                                                                   $920,912       $830,949
                                                                          =============   ============

Liabilities
Deposits
 Non-interest bearing                                                          $116,857       $109,416
 Interest bearing                                                               673,425        617,067
                                                                          _____________   ____________
Total deposits                                                                  790,282        726,483
                                                                          _____________   ____________

Securities sold under agreements to repurchase                                   22,049          6,700
Short-term borrowings                                                             7,000         18,100
Long-term borrowings                                                             10,000              -
Accrued interest payable and other liabilities                                   12,548         11,433
                                                                          _____________   ____________
Total liabilities                                                               841,879        762,716
                                                                          _____________   ____________

Stockholders' equity:
Common stock, without par value; 22,500,000 shares authorized;
 9,824,958 and 9,690,651 shares issued and outstanding at
 September 30, 2002 and December 31, 2001, respectively                           5,397          5,397
Capital surplus                                                                  21,098         20,993
Retained earnings                                                                61,273         54,758
Accumulated other comprehensive income                                            3,809          1,156
                                                                          _____________   ____________

                                                                                 91,577         82,304
Less:  Treasury stock                                                            12,544         14,071
                                                                          _____________   ____________
Total stockholders' equity                                                       79,033         68,233
                                                                          _____________   ____________
Total liabilities and stockholders' equity                                     $920,912       $830,949
                                                                          =============   ============
------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


Interchange Financial Services Corporation
________________________________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF INCOME
________________________________________________________________________________________________________________________________
(dollars in thousands, except per share data) (unaudited)

                                                                        Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                       --------------------           --------------------
                                                                          2002       2001                2002       2001
                                                                       ---------  ---------           ---------  ---------

Interest income
Interest and fees on loans                                               $11,561    $11,560             $33,915    $34,889
Interest on federal funds sold                                                45         59                 165        495
Interest and dividends on securities
    Taxable interest income                                                2,563      2,438               7,665      7,408
    Interest income exempt from federal income taxes                         161        127                 436        409
    Dividends                                                                 40         59                 134        195
                                                                       ---------  ---------           ---------  ---------
Total interest income                                                     14,370     14,243              42,315     43,396
                                                                       ---------  ---------           ---------  ---------

Interest expense
Interest on deposits                                                       3,991      5,349              12,688     17,211
Interest on securities sold under agreements to repurchase                    91        104                 183        445
Interest on short-term borrowings                                            120        215                 370        638
Interest on long-term borrowings                                             108          -                 319          -
                                                                       ---------  ---------           ---------  ---------
Total interest expense                                                     4,310      5,668             13,560      18,294
                                                                       ---------  ---------           ---------  ---------

Net interest income                                                       10,060      8,575             28,755      25,102
Provision for loan and lease losses                                          405        210                885         590
                                                                       ---------  ---------           ---------  ---------
Net interest income after provision
 for loan losses                                                           9,655      8,365              27,870     24,512
                                                                       ---------  ---------           ---------  ---------

Non-interest income
Service fees on deposit accounts                                             659        610              1,922       1,835
Net gain on sale of securities                                               214        129                495         247
Other                                                                        902        726              2,396       1,761
                                                                       ---------  ---------           --------   ---------
Total non-interest income                                                  1,775      1,465              4,813       3,843
                                                                       ---------  ---------           --------   ---------

Non-interest expenses
Salaries and benefits                                                      3,505      3,082             10,067       9,159
Net occupancy                                                                843        822              2,576       2,502
Furniture and equipment                                                      267        274                857         818
Advertising and promotion                                                    258        391              1,047         963
Federal Deposit Insurance Corporation assessment                              32         32                 97          97
Other                                                                      1,421      1,096              4,106       3,576
                                                                       ---------  ---------           --------   ---------
Total non-interest expenses                                                6,326      5,697             18,750      17,115
                                                                       ---------  ---------           --------   ---------

Income before  income taxes                                                5,104      4,133             13,933      11,240

Income taxes                                                               1,647      1,340              4,471       3,642
                                                                       ---------  ---------           --------   ---------
Net income                                                               $ 3,457    $ 2,793            $ 9,462     $ 7,598
                                                                       =========  =========           ========   =========

Basic earnings per common share                                            $0.35      $0.29              $0.96       $0.78
                                                                       =========  =========           ========   =========


Diluted earnings per common share                                          $0.35      $0.28              $0.95       $0.77
                                                                       =========  =========           ========   =========


----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements



Interchange Financial Services Corporation
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data) (unaudited)

                                                                                  Accumulated
                                                                                    Other
                                                        Comprehensive  Retained  Comprehensive  Common  Capital  Treasury
                                                            Income     Earnings     Income       Stock  Surplus   Stock      Total
                                                        -------------  --------  -------------  ------- -------  --------  -------

Balance at January 1, 2001                                              $47,735           $526   $5,397 $21,077  $(12,751) $61,984
Comprehensive income
  Net Income                                                  $7,598      7,598                                              7,598
  Other comprehensive income, net of taxes
   Unrealized gains on AFS debt securities                     1,582
   Add: losses on disposition of securities                       28
                                                        ------------
  Other comprehensive income, net of taxes                     1,610                     1,610                               1,610
                                                        ------------
Comprehensive income                                          $9,208
                                                        ============

    Dividends on common stock                                            (2,645)                                            (2,645)
    Issued 22,320 shares of common stock in connection
      with Executive Compensation Plan                                                                      (14)      255      241
    Exercised 6,045 option shares                                                                           (23)       69       46
    Purchased 69,300 shares of common stock                                                                          (835)    (835)
                                                                       --------   ------------- ------- -------  --------  -------
    Balance at September 30, 2001                                        52,688           2,136   5,397  21,040   (13,262)  67,999

    Comprehensive income
      Net Income                                              $2,942      2,942                                              2,942
      Other comprehensive income, net of taxes
         Unrealized  gains on AFS debt securities               (980)
         Add: losses on disposition of securities                  -
                                                        ------------
      Other comprehensive income                                (980)                      (980)                              (980)
                                                        ------------
    Comprehensive income                                      $1,962
                                                        ============
    Dividends on common stock                                              (872)                                              (872)
    Exercised 7,181 option shares                                                                           (47)       83       36
    Purchased 71,343 shares of common stock                                                                          (892)    (892)
                                                                       --------   ------------- ------- -------  --------  -------
    Balance at December 31, 2001                                         54,758           1,156   5,397  20,993   (14,071)  68,233

    Comprehensive income
      Net Income                                              $9,462      9,462                                              9,462
      Other comprehensive income, net of taxes
         Unrealized gains on AFS debt securities               3,106
         Less: gains on disposition of securities               (453)
                                                        ------------
      Other comprehensive income                               2,653                      2,653                              2,653
                                                        ------------
    Comprehensive income                                     $12,115
                                                        ============

    Dividends on common stock                                            (2,947)                                            (2,947)
    Issued 21,069 shares of common stock in connection
      with Executive Compensation Plan                                                                       66       244      310
    Exercised 23,658 option shares                                                                          (92)      274      182
    Issued 71,918 shares of common stock in connection with
      the acquisition of certain assets and assumption of
          certain liabilities of Monarch Capital Corporation                                                131     1,244    1,375
    Purchased 18,150 shares of common stock                                                                          (235)    (235)
                                                                       --------   ------------- ------- -------  --------  -------
    Balance at September 30, 2002                                       $61,273          $3,809  $5,397 $21,098  $(12,544) $79,033
                                                                       ========   ============= ======= =======  ========  =======


----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------
(dollars in thousands) (unaudited)

                                                                                2002          2001
                                                                           ------------   ------------

Cash flows from operating activities
Net income                                                                      $ 9,462        $ 7,598
Non-cash items included in earnings
    Depreciation and amortization                                                 1,092          1,036
    Amortization of securities premiums                                           1,347            704
    Accretion of securities discounts                                              (223)          (250)
    Amortization of premiums in connection with acquisition                          50             81
    Provision for loan losses                                                       885            590
    Increase in cash surrender value of Bank Owned Life insurance                  (666)             -
    Net gain on sale of securities                                                 (498)          (247)
    Net gain on sale of loans                                                      (223)          (240)
    Net gain on sale of foreclosed real estate                                      (40)             -
Decrease (increase) in operating assets
    Accrued interest receivable                                                     (60)           408
    Accounts receivable- leases sold                                              4,921              -
    Other                                                                          (596)           510
Incease (decrease) in operating liabilities
    Accrued interest payable                                                       (203)          (213)
    Other                                                                         1,319          1,110
                                                                           ------------   ------------
Cash provided by operating activities                                            16,567         11,087
                                                                           ------------   ------------
Cash flows from investing activities
(Payments for) proceeds from
    Net originations of loans                                                   (32,705)       (19,626)
    Purchase of loans                                                           (14,945)       (15,687)
    Sale of loans                                                                 3,486          4,178
    Purchase of securities available for sale                                   (90,277)       (61,552)
    Maturities of securities available for sale                                  29,441         32,816
    Sale of securities available for sale                                        19,791         21,339
    Purchase of investment securities held to maturity                                -        (18,548)
    Maturities of investment securities held to maturity                          7,066         19,411
    Sale of securities held to maturity                                           2,023              -
    Sale of foreclosed real estate                                                  290              -
    Purchase of Bank Owned Life Insurance                                             -        (15,000)
    Purchase of fixed assets                                                     (1,099)          (944)
    Sale of repossessed assets                                                      276              -
    Sale of fixed assets                                                              -          1,260
    Premium in connection with acquisition                                       (1,860)             -
                                                                           ------------   ------------
Cash used in investing activities                                               (78,513)       (52,353)
                                                                           ------------   ------------
Cash flows from financing activities
Proceeds from (payments for)
    Deposits more than withdrawals                                               63,799         36,911
    Securities sold under agreements to repurchase and other borrowings          69,353         47,312
    Retirement of securities sold under agreements to repurchase and other
      borrowings                                                                (55,104)       (49,765)
    Dividends                                                                    (2,947)        (2,646)
    Common stock issued                                                           1,685            241
    Treasury stock                                                                 (235)          (835)
    Exercise of option shares from Treasury                                         182             46
                                                                           ------------   ------------
Cash provided by financing activities                                            76,733         31,264
                                                                           ------------   ------------

Increase (decrease) in cash and cash equivalents                                 14,787        (10,002)
Cash and cash equivalents, beginning of year                                     22,211         33,150
                                                                           ------------   ------------
Cash and cash equivalents, end of period                                        $36,998        $23,148
                                                                           ============   ============

Supplemental disclosure of cash flow information:
Cash paid for:
      Interest                                                                  $13,763        $17,770
      Income taxes                                                                5,018          1,077

Supplemental disclosure of non-cash investing activities:
      Increase - market valuation of securities available for sale               $4,668         $1,610

------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Interchange Financial Services Corporation and its wholly owned subsidiaries (collectively, the "Company") including its principal operating subsidiary, Interchange Bank (the"Bank"), and have been prepared in conformity with accounting principles generally accepted in the United States of America within the banking industry and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain information or footnotes necessary for a complete presentation of such financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America within the banking industry have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2001.


     The consolidated financial data for the three and nine-month periods ended September 30, 2002 and 2001, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.


2. Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (e.g. common shares issuable upon the exercise of outstanding stock options) had been issued. On May 23, 2002, the Company declared a 3 for 2 stock split payable on July 12, 2002 to shareholders of record as of June 17, 2002. The effect of the stock split has been retroactively reflected in the presentation of these consolidated financial statements and notes thereto.

                                       5
3.  Legal Proceedings

     The Company regularly is a party to routine litigation involving various aspects of its business, none of which such litigation, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.


4.  New Accounting Pronouncement

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have any impact on the consolidated financial condition or results of operations of the Company.

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 "Acquisitions of Certain Financial Institutions" ("SFAS 147"), which provides guidance on the accounting for the acquisitions of a financial institution. SFAS 147 requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement. Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. The adoption of SFAS 147 is not expected to have a material effect on the consolidated financial condition or results of operations of the Company.


5. Cash Dividend

     The Company declared a cash dividend of $0.10 per share, payable on October 11, 2002 to shareholders of record as of September 16, 2002.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2002 and 2001, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof.

Company

     The Company is a bank holding company headquartered in Bergen County, New Jersey. The Company's principal operating subsidiary is Interchange Bank, a New Jersey-chartered commercial bank. In addition to the Bank, the Company has one other wholly-owned direct subsidiary: Clover Leaf Mortgage Company, a New Jersey corporation, which is not currently engaged in any business activity. The Bank has four direct subsidiaries: Clover Leaf Investment Corporation, an investment company operating pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., a New Jersey corporation engaged in the sale of tax-deferred annuities and insurance; Clover Leaf Management Realty Corporation, a Real Estate Investment Trust ("REIT"), which manages certain real estate assets of the Company; and Interchange Capital Company, L.L.C. ("ICC"), a New Jersey limited liability company which engages in equipment lease financing. All of the Bank's subsidiaries are 100% owned by the Bank, except for the REIT, which is 99% owned by the Bank.

Forward-Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company which are not historical facts may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words"anticipate," "believe," "estimate" "expect,""will" and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the

Company's allowance for losses associated with the loan portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; (vi) losses in the Company's leasing subsidiary exceeding management's expectations; and (vii) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

          THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                              RESULTS OF OPERATIONS

Earnings Summary

     For the third quarter of 2002, the Company reported earnings per diluted common share of $0.35, an increase of 25.0% over the $0.28 reported in the same period in 2001. Net income for the three months ended September 30, 2002 was $3.5 million, an increase of $664 thousand, or 23.8%, over the same period last year. The increase in earnings was driven largely by growth in net interest income on a tax-equivalent basis, which increased $1.5 million, or 17.4%, for the three-month period. Growth in interest earning assets and an improved net interest margin ("margin") helped to fuel the increase in net interest income. The growth in interest earning assets was funded primarily with low cost core deposits, which is an essential and cost-effective funding source for the Bank. The improved margin, which increased 18 basis points to 4.71% for the three-month period ending September 30, 2002 when compared to the same period in 2001, resulted from a favorable decline in the cost of funds of approximately 100 basis points. A $310 thousand, or 21.2%, increase in non-interest income also contributed to the growth in revenue.

     The growth in revenues was partly offset by a $629 thousand, or 11.0%, increase in non-interest expenses. The increase was due to normal operating growth and costs resulting from expansion programs initiated in the first quarter of 2002. The expansion programs included the opening of a new branch in Hackensack, NJ and the assumption of Monarch Capital Corporation's ("MCC") operations by Interchange Capital Company ("ICC"), which resulted from the Company's acquisition of certain assets and certain liabilities of MCC.


     For the three months ended September 30, 2002, two of the Company's key performance ratios, Return on Average Assets ("ROA") and Return on Average Equity ("ROE") improved when compared to the same period in 2001. ROA increased to 1.51% from 1.38% and ROE increased to 18.22% from 16.84% when compared to the same period last year.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax-equivalent basis increased $1.5 million, or 17.4%, to $10.2 million for the quarter ended September 30, 2002 as compared to the same quarter in 2001. The increase in net interest income was due mostly to a 12.7% growth in average interest earning assets. The growth in interest earning assets was funded primarily by deposit liabilities, which grew 11.4% on average for the third quarter of 2002 when compared to the same quarter in 2001. The margin, which increased 18 basis points to 4.71% for the third quarter of 2002 when compared to the same quarter in 2001, contributed to the growth in net interest income. The improvement in the margin resulted from a decline in the Company's cost of funds by approximately 100 basis points to 2.09% for the three months ended September 30, 2002 when compared to the same period in the prior year.

     Interest income, on a tax-equivalent basis, totaled $14.5 million for the third quarter of 2002, an increase of $146 thousand, or 1.0%, when compared to the same quarter in 2001. The increase was principally due to a $97.2 million, or 12.7%, growth in average interest-earning assets. The growth in average interest-earning assets occurred mostly in securities and loans, which increased $51.2 million, or 29.5%, and $42.5 million, or 7.3%, respectively. The increase in interest income was tempered by a 78 basis point decline in yields on interest earning assets for the third quarter of 2002 when compared to the same wuarter in 2001, which was largely attributed to a decrease in market interest rates.

     Interest expense, which totaled $4.3 million for the third quarter of 2002, decreased $1.4 million, or 24.0%, when compared to the same period in 2001. The decrease in interest expense was a byproduct of the decline in market interest rates, particularly short-term rates, during 2002. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition, also had a favorable impact on the Company's interest expense. The improved deposit composition combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 121 basis points to 2.43% for the quarter ended September 30, 2002 when compared to the same period in 2001. The interest expense benefit produced by the decline in the cost of interest bearing liabilities more than offset the increase in interest expense resulting from the growth of deposits. Interest bearing deposits grew on average $76.3 million, or 12.8%, for the third quarter of 2002 when compared to the same period in 2001.


------------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
------------------------------------------------------------------------------------------------------------------------------------
for the three months ended September 30,
(dollars in thousands)
(unaudited)
                                                                           2002                              2001
                                                          __________________________________________________________________________
                                                           Average                 Average    Average                  Average
                                                           Balance     Interest     Rate      Balance     Interest      Rate
                                                          ________     ________    _______    ________    ________     _______
                         Assets

Interest earning assets
Loans (1)                                                 $627,092     $11,599        7.40 %  $584,548     $11,595        7.93 %
Taxable securities                                         211,099       2,603        4.93     164,780       2,497        6.06
Tax-exempt securities (2)                                   13,620         221        6.49       8,728         171        7.84
Federal funds sold                                          10,261          45        1.75       6,796          59        3.46
                                                          ________     _______                ________    ________

  Total interest-earning assets                            862,072      14,468        6.71     764,852      14,322        7.49
                                                                       _______                            ________

Non-interest earning assets
Cash and due from banks                                     19,561                              19,736
Allowance for loan and lease losses                         (6,477)                             (6,419)
Other assets                                                37,809                              30,244
                                                          ________                            ________
  Total assets                                            $912,965                            $808,413
                                                          ========                            ========

    Liabilities and stockholders' equity

Interest-bearing liabilities
Interest bearing deposits                                 $674,038       3,991        2.37    $597,739       5,349        3.58
Borrowings                                                  34,749         319        3.66      24,578         319        5.19
                                                          ________     _______                ________    ________
  Total interest-bearing liabilities                       708,787       4,310        2.43     622,317       5,668        3.64
                                                                       _______                            ________
Non-interest bearing liabilities
Demand deposits                                            116,028                             111,516
Other liabilities                                           12,245                               8,233
                                                          ________                            ________
  Total liabilities (3)                                    837,060                             742,066
Stockholders' equity                                        75,905                              66,347
                                                          ________                            ________

  Total liabilities and stockholders' equity              $912,965                            $808,413
                                                          ========                            ========


Net interest income (tax-equivalent basis)                              10,158        4.28                   8,654        3.85
Tax-equivalent basis adjustment                                            (98)                                (79)
                                                                       _______                            ________
  Net interest income                                                  $10,060                              $8,575
                                                                       =======                            ========

Net interest income as a percent of interest-earning assets
(tax-equivalent basis)                                                                4.71 %                              4.53 %

------------------------------------------------------------------------------------------------------------------------------------
(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio. When applicable, tax exempt loans are computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3) All deposits are in domestic bank offices.


 Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's calculation of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Significant Accounting Policy: Allowance for loan and lease losses". In the third quarters of 2002 and 2001, the Company's provision for loan and lease losses was $405 thousand and $210 thousand, respectively. The increase in the provision was principally a byproduct of the higher levels of nonperforming assets.

Non-interest Income

     For the quarter ended September 30, 2002, non-interest income totaled $1.8 million, an increase of $310 thousand, or 21.2%, when compared to the same period in 2001. The improvement was largely due to increases in commissions earned on the sales of mutual funds and annuities and net gains from the sales of securities of $94 thousand and $85 thousand, respectively. In addition, an increase in syndication fees on leases sold and in the cash surrender value of Bank Owned Life Insurance ("BOLI") of $61 thousand and $50 thousand, respectively, also contributed to the growth in non-interest income.

Non-interest Expenses

     Non-interest expenses increased $629 thousand to $6.3 million for the quarter ended September 30, 2002, when compared to the same period one year ago. Contributing to the increase in non-interest expenses were costs resulting from the operation of a new branch and the assumption of MCC's operations by ICC, which resulted from the Company's acquisition of certain assets and certain liabilities of MCC. The operating costs associated with the new branch and the assumption of MCC's operations amounted to $97 thousand and $98 thousand, respectively, for the quarter ended September 30, 2002. The new branch was opened and MCC's operations were assumed in January 2002. Also contributing to the increase in non-interest expenses were increases in salaries and benefits and legal fees, which increased $423 thousand and $79 thousand, respectively. Salaries and benefits, excluding amounts attributable to the new branch and the MCC acquisition, increased $293 thousand and were attributable to normal growth.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 32.3% for the three months ended September 30, 2002 as compared to 32.4% for the third quarter of 2001.
                                       13

           NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                              RESULTS OF OPERATIONS

Earnings Summary

     For the first nine months of 2002, the Company reported net income of $9.5 million, or $0.95 diluted earnings per common share, as compared with $7.6 million, or $0.77 diluted earnings per common share, for the same period last year. The increase in earnings was driven largely by growth in net interest income on a taxable equivalent basis, which increased $3.7 million, or 14.5%. The improvement in net interest income was attributable to growth in deposits that fueled additional growth in interest earning assets. In addition, non-interest income, which increased $970 thousand, or 25.2%, over the same period last year also contributed to the improvement in earnings. The growth in revenues was partly offset by a $1.6 million, or 9.6% increase in non-interest expenses.

     For the nine months ended September 30, 2002, ROA improved to 1.43% from 1.27% and ROE increased to 17.49% from 15.69% when compared to the same period last year.

Net Interest Income

     Net interest income on a tax-equivalent basis increased $3.7 million, or 14.5%, to $29.0 million for the nine months ended September 30, 2002 when compared to the same period in 2001. The increase in net interest income was due to a 9.4% growth in average interest earning assets. The interest earning asset growth was funded by deposit liabilities, which grew 10.3% on average for the nine months ended of September 30, 2002 when compared to the same period in 2001. Contributing to the growth in net interest income was an increase in the margin of 21 basis points to 4.65% for the first nine months of 2002 when compared to the same period in 2001. The improvement in the margin resulted from a decline in the Company's cost of funds by approximately 109 basis points to 2.19% for the nine months ended September 30, 2002 when compared to the same period in the prior year.

     Interest income, on a tax-equivalent basis, totaled $42.6 million for the first nine months of 2002, a decrease of $1.0 million, or 2.4%, when compared to the same period in 2001. The decrease was mostly attributed to an 82 basis point decline in interest earning asset yields for the first nine months of 2002 as compared to the same period in 2001. The decline in interest earning asset yields was largely attributed to a decrease in market interest rates. The impact on interest income due to the lower interest rate environment was partly offset by an increase in the volume of interest-earning assets, which grew on average $71.9 million, or 9.4%, for the first nine months of 2002 when compared to the same period last year. The growth in interest-earning assets occurred mostly in securities and loans, which increased $39.4 million, or 22.9%, and $33.2 million, or 5.8%, respectively.

     Interest expense, which totaled $13.6 million for the nine months ended September 30, 2002, decreased $4.7 million, or 25.9%, when compared to the same period in 2001. The improvement to interest expense is a byproduct of the decline in interest rates, particularly short-term rates, during 2002. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 132 basis points to 2.64% for the nine months ended September 30, 2002 when compared to the same period in 2001. The interest expense benefit produced by the decline in the cost of interest bearing liabilities more than offset the increase in interest expense resulting from the growth of deposits. Interest bearing deposits grew on average $67.8 million, or 11.5%, for the first nine months of 2002 as compared to the same period in 2001.

-----------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
-----------------------------------------------------------------------------------------------------------------------------------
for the nine months ended September 30,
(dollars in thousands)
(unaudited)
                                                                           2002                              2001
                                                          __________________________________________________________________________
                                                           Average                 Average      Average                  Average
                                                           Balance     Interest     Rate        Balance     Interest      Rate
                                                          ________     ________    _______      ________    ________     _______
                         Assets

Interest earning assets
Loans (1)                                                 $609,248     $34,030        7.45 %    $576,023     $34,997        8.10 %
Taxable securities                                         195,056       7,799        5,33       160,925       7,603        6.30
Tax-exempt securities (2)                                   16,048         597        4.96        10,810         543        6.70
Federal funds sold                                          12,828         165        1.71        13,516         495        4.88
                                                          ________     _______                  ________    ________

  Total interest-earning assets                            833,180      42,591        6.82       761,274      43,638        7.64
                                                                       _______                              ________

Non-interest earning assets
Cash and due from banks                                     20,289                                10,173
Allowance for loan and lease losses                         (6,460)                               (6,369)
Other assets                                                37,714                                24,213
                                                          ________                              ________
  Total assets                                            $884,723                              $799,291
                                                          ========                              ========

    Liabilities and stockholders' equity

Interest-bearing liabilities
Interest bearing deposits                                 $657,584      12,688        2.57      $589,793      17,211        3.89
Borrowings                                                  28,045         872        4.15        26,600       1,083        5.43
                                                          ________     _______                  ________    ________
  Total interest-bearing liabilities                       685,629      13,560        2.64       616,393      18,294        3.96
                                                                       _______                              ________
Non-interest bearing liabilities
Demand deposits                                            114,824                               110,682
Other liabilities                                           12,136                                 7,648
                                                          ________                              ________
  Total liabilities (3)                                    812,589                               734,723
Stockholders' equity                                        72,134                                64,568
                                                          ________                              ________

  Total liabilities and stockholders' equity              $884,723                              $799,291
                                                          ========                              ========


Net interest income (tax-equivalent basis)                              29,031        4.18                    25,344        3.69
Tax-equivalent basis adjustment                                           (276)                                 (242)
                                                                       _______                              ________
  Net interest income                                                  $28,755                               $24,102
                                                                       =======                              ========

Net interest income as a percent of interest-earning assets
(tax-equivalent basis)                                                                4.65 %                                4.44 %

------------------------------------------------------------------------------------------------------------------------------------
(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio. When applicable, tax exempt loans are computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3) All deposits are in domestic bank offices.


Provision for Loan and Lease Losses

     For the nine months ended September 30, 2002 and 2001, the Company's provision for loan and lease losses was $885 thousand and $590 thousand, respectively. The increase in the provision was a result of incresed levels of nonperforming assets at the Company's leasing subsidiary, ICC, which increased $631 thousand at September 30, 2002, when compared to September 30, 2001. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Significant Accounting Policy: Allowance for loan and lease losses".


Non-interest Income

     For the nine months ended September 30, 2002, non-interest income grew to $4.8 million, an increase of $970 thousand, or 25.2%, when compared to the same period one year ago. The improvement in non-interest income was attributed to increases in the cash surrender value of contracts related to the BOLI, net gains on the sales of securities and commissions earned on the sales of mutual funds and annuities of $495 thousand, $248 thousand and $198 thousand, respectively.

Non-interest Expenses

     Non-interest expenses for the nine months ended September 30, 2002, increased by $1.6 million to $18.8 million, an increase of 9.6% from the $17.1 million total for the same period in 2001. The increase in non-interest expenses was partly due to the Bank's expansion programs undertaken in January 2002, which included a new branch in Hackensack, NJ and the assumption of MCC's operations. Expenses associated with the Hackensack branch and MCC totaled $315 thousand and $361 thousand, respectively. Salaries and benefits, after adjusting for the increase due to expansion, grew $540 thousand. The increase was primarily due to normal growth and higher costs related to employee benefits. In addition, other expenses grew $530 thousand mostly due to increases in the following: legal expenses of $128 thousand; recruiting fees of $89 thousand; consulting fees of $70 thousand; and audit fees of $76 thousand; and a legal settlement of $113 thousand.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 32.1% for the nine months ended September 30, 2002 as compared to 32.4% for the same period of 2001.

                               FINANCIAL CONDITION

     At September 30, 2002, the Company's total assets were $920.9 million, an increase of $90.0 million, or 10.8%, from $830.9 million at December 31, 2001. The growth was largely in loans and securities, which grew $43.2 million and $36.0 million, respectively, during the period between September 30, 2002 and December 31, 2001. The asset growth was funded principally by a $63.8 million increase in deposit liabilities.

Cash and Cash Equivalents

     At September 30, 2002, cash and cash equivalents increased $14.8 million to $37.0 million when compared to December 31, 2001. This was largely the result of financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) generating cash more rapidly than investing activities (funding loans and investment growth) could utilize it. This can be seen more completely on the accompanying unaudited Statements of Cash Flows.

Securities Portfolio

     Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities " ("SFAS 115"), each security is classified as either trading, available for sale ("AFS"), or held to maturity ("HTM"). The Company has no securities held in a trading account. The AFS securities are recorded at their fair value. The after-tax difference between amortized cost and fair value of AFS securities is recorded as "accumulated other comprehensive income" in the equity section of the balance sheet. The tax impact of such adjustment is recorded as an adjustment to the amount of the deferred tax liability. The HTM securities are carried at cost adjusted for the amortization of premiums and accrretion of discounts, which are recognized as an adjustment to income. Under SFAS No. 115, HTM securities, with some exceptions, may only be sold within three months of maturity.

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for pledging requirements and to manage asset quality diversification. At September 30, 2002, investment securities totaled $229.9 million and represented 25.0% of total assets, as compared to $193.9 million and 23.3%, respectively, at December 31, 2001. AFS securities comprised 87.1% of the total securities portfolio at September 30, 2002 as compared to 80.0% at December 31, 2001. During the third quarter of 2002, the Company sold securities with a book value of approximately $12.3 million and recognized $214 thousand in gains.


     The following table reflects the  composition of the securities  portfolio:
(dollars in thousands)

                                                                  ------------------------------------------------------
                                                                                     September 30, 2002
                                                                  ------------------------------------------------------
                                                                                        (unaudited)
                                                                                    Gross         Gross       Estimated
                                                                    Amortized     Unrealized    Unrealized      Market
                                                                      Cost           Gains        Losses        Value
                                                                  ___________     __________    __________    __________

Securities held to maturity
   Mortgage-backed securities                                         $17,782           $738           $ -     $ 18,520
   Obligations of U.S. agencies                                         1,987             89             -        2,076
   Obligations of states & political subdivisions                       9,655            873             2       10,526
   Other debt securities                                                  233              -             -          233
                                                                  ___________     __________    __________    __________

                                                                      29,657           1,700             2       31,355
                                                                  ----------      ----------    ----------    ----------
Securities available for sale
   Mortgage-backed securities                                        $98,010          $1,882          $160      $ 99,732
   Obligations of U.S. agencies                                       73,353           3,804             -        77,157
   Obligations of states & political subdivisions                     18,179           1,238             -        19,417
   Equity securities                                                   3,937               -             -         3,937
                                                                  ----------      ----------    ----------    ----------
                                                                     193,479           6,924           160       200,243
                                                                  ----------      ----------    ----------    ----------
     Total securities                                               $223,136          $8,624          $162      $231,598
                                                                  ==========      ==========    ==========    ==========

                                                                  ------------------------------------------------------
                                                                                    December 31, 2001
                                                                  ------------------------------------------------------
                                                                                    Gross         Gross       Estimated
                                                                   Amortized     Unrealized     Unrealized       Market
                                                                      Cost           Gains        Losses         Value
                                                                  ----------      ----------    ----------    ----------

Securities held to maturity
   Mortgage-backed securities                                        $22,201            $300            $9      $ 22,492
   Obligations of U.S. agencies                                        5,977             181             -         6,158
   Obligations of states & political subdivisions                      9,855             244            23        10,076
   Other debt securities                                                 839              15             -           854
                                                                  ----------      ----------    ----------    ----------
                                                                      38,872             740            32        39,580
                                                                  ----------      ----------    ----------    ----------


Securities available for sale
   Obligations of U.S. Treasury                                       $1,999             $18             -        $2,017
   Mortgage-backed securities                                         97,022           1,808          $313        98,517
   Obligations of U.S. agencies                                       39,944             529           409        40,064
   Obligations of states & political subdivisions                      9,993             462             -        10,455
   Equity securities                                                   3,977               -             -         3,977
                                                                  ----------      ----------    ----------    ----------
                                                                     152,935           2,817           722       155,030
                                                                  ----------      ----------    ----------    ----------

     Total securities                                               $191,807          $3,557         $754       $194,610
                                                                  ==========      ==========    ==========    ==========


     At September 30, 2002, the contractual maturities of securities held to maturity and securities available for sale were as follows: (dollars in thousands)



                                  Securities                   Securities
                               Held to Maturity            Available for Sale
                            ----------------------      ------------------------
                             Amortized     Market        Amortized       Market
                                Cost        Value           Cost          Value
                            ----------------------      ------------------------


Within 1 year                $ 2,362      $ 2,456          $ 9,377      $ 9,548
After 1 but within 5 years     5,443        5,817          116,827      121,218
After 5 but within 10 years   16,159       17,082           29,227       30,153
After 10 years                 5,693        6,000           34,111       35,387
Equity securities                  0            0            3,937        3,937
                            ----------------------      ------------------------

                  Total      $29,657     $ 31,355         $193,479     $200,243
                            ======================      ========================

Loans

     Total loans amounted to $624.6 million at September 30, 2002, an increase of $43.2 million from $581.3 million at December 31, 2001. The growth was predominately in commercial mortgage and commercial and financial loans, which increased $24.9 million and $14.8 million, respectively. In addition, commercial lease financing increased $12.0 million mostly due to the acquisition of commercial leases from MCC in the first quarter of 2002. The acquisition was part of the Company's strategy of shifting the emphasis of its leasing subsidiary, ICC, more towards the middle-market leasing business. The 1-4 family residential mortgage portfolio declined by $12.3 million, which served to partly offset the commercial loan growth. Increased loan prepayments as a result of the historically low market interest rate environment and increased competition for these loans drove the decline in the 1-4 family residential mortgage portfolio.

     The following table reflects the composition of the loan and lease portfolio: (dollars in thousands)


                                        ---------------    ---------------
                                          September 30,      December 31,
                                              2002               2001
                                        ---------------    ---------------
                                          (unaudited)

Amount of loans by type
     Real estate-mortgage
         1-4 family residential
             First liens                       $105,513           $113,703
             Junior liens                         7,013              8,384
             Home equity                        127,943            130,658
         Commercial                             223,242            198,319
         Construction                            11,977              5,265
                                        ---------------    ---------------
                                                475,688            456,329
                                        ---------------    ---------------
     Commercial loans
         Commercial and financial               100,564             85,801
         Lease financing                         27,897             15,850
                                        ---------------   ----------------
                                                128,461            101,651
                                        ---------------   ----------------
     Consumer loans
         Lease financing                         16,640             18,822
         Installment                              3,782              4,521
                                        ---------------    ---------------
                                                 20,422             23,343
                                        ---------------    ---------------
               Total                           $624,571           $581,323
                                        ===============    ===============

Deposits

     Deposits, which include non-interest-bearing demand deposits, time deposits and other interest-bearing deposits are an essential and cost-effective funding source for the Company. The Company attributes its success in growing deposits to the emphasis it places on building core customer relationships by offering a variety of products designed to meet the financial needs of its customers based on their identifiable "life stages".

     At September 30, 2002, total deposits were $790;3 million, an increase of $63.8 million, or 8.8%, when compared to $726.5 million at December 31, 2001. The growth in deposits occurred mostly in other interest-bearing deposits and time deposits less than $100,000, which increased $44.6 million and $10.9 million, respectively, during the period between September 30, 2002 and December 31, 2001. Other interest-bearing deposits, which include money market, interest-bearing demand, and savings accounts, comprise the largest segment of the Company's total deposits. At September 30, 2002, other interest-bearing deposits amounted to $446.6 million, an increase of $44.6 million, or 11.1%, from December 31, 2001 levels. The growth in other interest-bearing deposits occurred largely in interest bearing demand deposits, which increased $29.8 million, or 10.6%, during the period between September 30, 2002 and December 31, 2001. Total time deposits represented 28.7% of total deposits at September 30, 2002 compared to 29.6% at December 31, 2001.

     For the three and nine months ended September 30, 2002, the Company's overall yield on deposits declined by 100 basis points to 2.02% and 109 basis points to 2.19%, respectively, as compared to the same periods last year. For each of the periods, the decrease was attributable to a decline in market interest rates and a shift in the composition of deposit liabilities towards lower cost deposits.

     The  following  table  reflects  the  composition  of deposit  liabilities:
(dollars in thousands)

                                        -------------       -------------
                                        September 30,        December 31,
                                             2002                 2001
                                        -------------       -------------
Non-interest Demand                          $116,857            $109,416
Interest Bearing Demand                       311,996             282,173
Savings                                        78,613              72,092
Money Market Savings                           55,849              47,569
Time Deposits <$100,000                       205,635             194,754
Time Deposits >$100,000                        21,332              20,479
                                        -------------       -------------
     Total                                    790,282             726,483
                                        =============       =============

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. At September 30, 2002, nonperforming assets amounted to $4.0 million, an increase of $1.2 million from $2.8 million at December 31, 2001. The increase in nonperforming assets was principally due to two credit facilities that were placed on non-accrual status: a commercial and financial loan and a commercial lease, which amounted to $1.0 million and $900 thousand, respectively. The commercial and financial loan is to a contracting company and is secured by cash and real estate collateral. The commercial lease was part of the leases acquired in the Monarch Capital Corporation transaction. A holdback (from the purchase price) of $500,000 is maintained, which can be applied against losses on the acquired leases. The increase in nonperforming assets was partly offset by a decline in residential nonperforming loans, the pay-off of a restructured loan and the sale of a foreclosed asset. The ratio of nonperforming assets to total loans and foreclosed assets increased to 0.65% at September 30, 2002 from 0.48% at December 31, 2001.

     The  following  table  lists  nonaccrual  loans,   restructured  loans  and
foreclosed real estate and other repossessed assets at September 30, 2002, and December 31, 2001. (dollars in thousands)


                                                            ---------------    ---------------
                                                              September 30,       December 31,
                                                                   2002               2001
                                                            ---------------    ---------------

Nonperforming loans                                                  $3,675             $2,160
Restructured Loan                                                         0                150
Foreclosed real estate and other repossessed assets                     358                492
                                                            ---------------    ---------------
      Total nonperforming assets                                     $4,033             $2,802
                                                            ===============    ===============

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

     The Company's ALLL is an amount considered adequate to absorb estimated losses on existing loans and leases that may become uncollectible based on managemen's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and managemen's assessment of the inherent risk and overall quality of the loan portfolio.

     While the ALLL is management's best estimate of loan losses incurred as of the balance sheet date, the process of determining the adequacy of the ALLL is essentially judgmental and subject to changes in external conditions.
Accordingly, there can be no assurance that existing levels of the ALLL will ultimately prove adequate to cover actual loan losses. The ALLL was $6.7 million at September 30, 2002, and $6.6 million at December 31, 2001, representing 182.5% and 304.1% of nonperforming loans at those dates, respectively.

     The following table presents the provisions for loan and lease losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three and nine months ended September 30, 2002 and 2001. (dollars in thousands)


                                                    Three months ended               Nine Months ended
                                                     September 30,                    September 30,
                                                   ---------------------            --------------------
                                                      2002       2001                  2002       2001
                                                   ---------   ---------            ---------  ---------

Average loans outstanding                           $627,092    $584,548             $609,248   $576,023
                                                   =========   =========            =========  =========

Allowance at beginning of period                       6,430       6,524                6,569      6,154
                                                   ---------   ---------            ---------  ---------

Loans charged off
     Real estate                                          14           3                   14          5
     Commercial and financial                              0           0                    0          0
     Commercial lease financing                          124         470                  758        697
     Consumer loans                                        0           2                   31          4
                                                   ---------   ---------            ---------  ---------
          Total                                          138         475                  803        706
                                                   ---------   ---------            ---------  ---------

Recoveries of loans previously charged off
     Real estate                                           0           2                   29         20
     Commercial and financial                              0          76                    0        266
     Commercial lease financing                            1           0                    9          6
     Consumer loans                                        9           2                   18          9
                                                   ---------   ---------            ---------  ---------
          Total                                           10          80                   56        301
                                                   ---------   ---------            ---------  ---------

Additions to allowance charged to expense                405         210                  885        590
                                                   ---------   ---------            ---------  ---------
Allowance at end of period                            $6,707      $6,339               $6,707     $6,339
                                                   =========   =========            =========  =========

Allowance to total loans                                1.07 %      1.07 %
Ratio of net charge-offs to average loans               0.08 %      0.27 %               0.16 %     0.09 %



Market Risk

     The Company's primary exposure to market risk arises from changes in market interest rates ("interest rate risk"). The Company's profitability is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest

                                       22
rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and economic value of equity and adjust the balance sheet, if necessary, to minimize the inherent risk and maximize income. On a weekly basis, the Company's Asset/Liability Management Committee ("ALCO") meets to review matters pertaining to market and interest rate risk. On a quarterly basis, management through the use of an asset/liability simulation model produces a report, which estimates the potential impact on net interest income and future economic value of equity. ALCO and the Board of Directors review this report. At September 30, 2002, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of 200 basis points in either direction. Based on the simulation, the results did not significantly change from June 30, 2002. At September 30, 2002, the Company was within policy limits established by the Board of Directors for changes in net interest income and future economic value of equity.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any hedging transactions utilizing derivative financial instruments during the first nine months of 2002.

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

     A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to certain limitations) and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust-preferred securities not includable in core capital, certain other capital instruments and term subordinated debt. Total capital is the sum of core and supplementary capital.

     At September 30, 2002, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2002, the minimum leverage ratio requirement to be considered adequately capitalized was 4%.

     The capital levels of the Company and the Bank at September 30, 2002, and the two highest capital adequacy levels recognized under the guidelines established by the Federal banking agencies are included in the following table. The Company and the Bank exceeded all the minimum capital ratios established by the Federal banking agencies to be considered "well-capitalized". The minimum capital guidelines are detailed in the table below.


The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)
                                                                                                           To be "Well
                                                                                                        Capitalized" under
                                                                                For Capital              Prompt Corrective
                                                        Actual               Adequacy Purposes          Action Provisions
                                                -----------------------    ----------------------     ----------------------
                                                  Amount        Ratio         Amount      Ratio          Amount     Ratio
                                                ----------   ----------    ----------  ----------     ----------  ----------

As of September 30, 2002:
  Total Capital (to Risk Weighted Assets):
    The Company                                    $80,173        12.93 %     $49,613        8.00 %          N/A         N/A
    The Bank                                        78,860        12.72        49,600        8.00        $62,000       10.00 %
  Tier 1 Capital (to Risk Weighted Assets):
    The Company                                     73,466        11.85        24,807        4.00            N/A         N/A
    The Bank                                        72,152        11.64        24,800        4.00         37,200        6.00
  Tier 1 Capital (to Average Assets):
    The Company                                     73,466         8.10        27,220        3.00            N/A         N/A
    The Bank                                        72,152         7.95        27,220        3.00         45,366        5.00

As of December 31, 2001:
  Total Capital (to Risk Weighted Assets):
    The Company                                    $73,700        12.89 %     $45,727        8.00 %          N/A         N/A
    The Bank                                        71,916        12.58        45,733        8.00        $57,166       10.00 %
  Tier 1 Capital (to Risk Weighted Assets):
    The Company                                     67,131        11.74        22,864        4.00            N/A         N/A
    The Bank                                        65,347        11.43        22,866        4.00         34,299        6.00
  Tier 1 Capital (to Average Assets):
    The Company                                     67,131         8.09        24,901        3.00            N/A         N/A
    The Bank                                        65,347         7.93        24,727        3.00         41,212        5.00



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

     The Company's most liquid assets are cash and due from banks and federal funds sold. At September 30, 2002, the total of such assets amounted to $37.0 million, or 4.0%, of total assets, compared to $22.2 million, or 2.7%, of total assets at December 31, 2001. The increase in cash and cash equivalents was due to financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) generating cash more rapidly than investing activities (funding loans and investment growth) could utilize it.

     Net loans at September 30, 2002 amounted to $617.9 million, an increase of $43.1 million, or 7.5%, from $574.8 million at December 31, 2001. In 2002, despite heightened competition for loans, loan production continued to be the Company's principal investing activity. At September 30, 2002, total securities amounted to $229.9 million, an increase of $36.0 million or 18.6% as compared to

December 31, 2001. The growth in investments occurred mostly in AFS securities, which is also another significant liquidity source. At September 30, 2002, AFS securities amounted to $200.2 million, or 87.1%, of total securities, compared to $155.0 million, or 80.0%, of total securities at December 31, 2001.

     Financing for the Company's loans and securities is derived primarily from deposits, along with interest and principal payments on loans and securities. At September 30, 2002, total deposits amounted to $790.3 million, an increase of $63.8 million, or 8.8%, from December 31, 2001. In addition, the Company supplements the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At September 30, 2002, advances from the FHLB and REPOS amounted to $17.0 million and $22.0 million, respectively, as compared to $18.1 million and $6.7 million, respectively, at December 31, 2001. At September 30, 2002, total borrowings amounted to 4.2% of total assets, an increase from 3.0% at December 31, 2001. In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $86.3 million line of credit available through its membership in the FHLB. Management believes that the Company's sources of funds are sufficient to meet its current funding requirements.

Item 4.  Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with Securities and Exchange Commissioner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
         Reference is also made to Note 3 of the Company's Consolidated Financial Statements in this Form 10-Q.

Item 2.  Change in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  The following exhibits are furnished herewith:
                 Exhibit.
                 --------
                   3 (a)Certificate of Amendment to Certificate of Incorporation
                        increasing the number of common shares to 22,500,000.

                     (b) Amended and Restated Bylaws dated October 24, 2002.

                  Exhibit.
                  --------
                   11    Statement re computation of per share earnings

                  Exhibit.
                  --------
                   99    Certifications   Pursuant   to   Section   906  of  the
                         Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K
               None

         (c)   Executive Compensation Plans and Arrangements

               (1) Interchange Financial Services Corporation Stock Option and Incentive Stock Plan of 1997, as amended (formerly known as "Stock Option Plan of 1989") filed as part of Amendment to Form S-8 filed with the Securities and Exchange Commission on August 26, 2002, is incorporated herein by reference to Registration Statement No. 33-82530.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Interchange Financial Services Corporation


By:      /s/ Anthony Labozzetta
         _________________________________
         Anthony Labozzetta
         Executive Vice President & CFO
         (Duly Authorized Officer and Principal
         Financial and Accounting Officer)

Dated: November 14, 2002

                      CERTIFICATION OF DISCLOSURE CONTROLS

I, Anthony S. Abbate, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interchange Financial Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                    /s/ Anthony S. Abbate
      _________________                    _____________________________________
                                           President and Chief Executive Officer

                      CERTIFICATION OF DISCLOSURE CONTROLS

I, Anthony Labozzetta, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interchange Financial Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                            /s/ Anthony Labozzetta
      _________________                            _____________________________
                                                   Executive Vice President and
                                                   Chief Financial Officer

Exhibit 3 (a). Certificate of Amendment to Certificate of Incorporation

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


ATTEST:                                  INTERCHANGE FINANCIAL SERVICES
                                         CORPORATION



BY:   /s/ Benjamin Rosenzweig            BY: /s/ Anthony J. Labozzetta
      _______________________                ___________________________________
      Benjamin Rosenzweig                    Anthony J. Labozzetta
      Secretary                              Executive Vice President & CFO

Exhibit 3 (b).  Amended and Restated Bylaws dated October 24, 2002.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                             Park 80 West/Plaza Two
                         Saddle Brook, New Jersey 07663

                                     BY-LAWS

                                    ARTICLE I
                              SHAREHOLDERS' MEETING

Section 1 - Annual Meeting

     The Annual Meeting of Shareholders for the election of Directors and such other business as may properly come before the meeting shall be held on the last Wednesday in April each year at the principal place of business of the Corporation; or at such other date and place as shall be fixed by the Board of Directors (hereinafter referred to as the "Board"). The Annual Meeting shall be held upon not less than ten, nor more than sixty, days written notice of the hours, date, place and purposes of the meeting.

 Section 2 - Special Meetings

     A Special Meeting of shareholders may be called for any purpose by the Chairman of the Board, the President, a majority of the Board or the Executive Committee. A special meeting shall be held upon not less than ten, nor more than sixty days written notice of the hour, date, place and purposes of the meeting.

Section 3 - Quorum

     A majority of the outstanding common stock represented in person or by proxy shall constitute a quorum at any meeting of shareholders. If a quorum is not present at a meeting, the meeting may be adjourned and the meeting may be held, as adjourned, without further notice, in the event a quorum is present.

Section 4 - Shareholder Action

     A majority of the votes cast shall decide every question or matter submitted to the shareholders at any meeting, except as to matters requiring a greater proportion of shares as provided by the Certificate of Incorporation or the New Jersey Business Corporation Act.

Section 5 - Record Date

     The Board shall fix a record date for each meeting of shareholders and for other corporate action for purposes of determining the shareholders of the Corporation who are entitled to: (i) notice of, or to vote at, any meeting of shareholders; (ii) give a written consent to any action without a meeting; or (iii) receive payment of any dividend, distribution or allotment of any right. The record date shall not be more than sixty days, nor less than ten days, prior to the shareholders meeting, or other corporate action or event to which it relates.

Section 6 - Mailing or Delivering Notice

     All notices, dividends or distributions to which a shareholder is entitled shall be mailed to the most recent address listed for each shareholder of record on the books of the corporation.

Section 7 - Inspectors of Election

     At meetings of shareholders, three Inspectors shall be appointed by the Board to manage the election of directors and to act as tellers for any other vote taken by ballot. The Inspectors of Election shall tabulate the proxies and ballots for the election of Directors and other votes and shall file with the Secretary of the meeting, a Certificate under their hands, certifying the results thereof, including in the case of the election of directors, the names of the directors elected. Upon his/her appointment, each inspector shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his ability. Inspectors shall perform all the duties imposed upon them by the New Jersey Business Corporation Act, Section 14A:5-26.

Section 8 - Proxies

     Shareholders may vote at any meeting of the shareholders by proxies duly authorized in writing.

                                   ARTICLE II
                                    DIRECTORS

Section 1 - Board of Directors

     The Board shall have power to manage and administer the business and affairs of the Corporation. Except as expressly limited by law, all powers of the Corporation shall be vested in, and may be exercised by, the Board.

Section 2 - Number & Term of Office

     The number of directors shall be not less than five (5) and not more than fifteen (15). The exact number shall be determined by the Board. Directors shall be elected according to the class as determined by a resolution adopted by the Board and for such terms as set forth in such resolution. Three classes will be created in the resolution at the initial annual meeting at which directors are elected by class. One class will be elected for a term of one year, the second class for a term of two years and a third class for a term of three years. Each class will thereafter hold office until its successors are elected and qualified. At each annual meeting thereafter the successors of the classes of Directors whose term expires in that year shall be elected to hold office for a term of three years and thereafter until the successors are elected and qualified. The Board shall have the right to increase the number of Directors between annual meetings and to fill the vacancies so created.

Section 3 - Regular Meetings

     The regular organizational meeting of the Board shall be held without notice immediately following the annual shareholders' meeting for the purpose of electing officers and conducting any other business as may come before the meeting and at such place as determined by the Board by resolution. The Board shall hold other regular meetings on the third Thursday of each month at such time and place as fixed by the Board. Any regular meeting may be omitted entirely. Each Director shall be given notice of all regular meetings by telephone, in person, by regular mail or by hand delivery of the notice.

Section 4 - Special Meetings

     A special meeting of the Board may be called for any purpose at any time by the Chairman of the Board, the President or a majority of the Board. At least 24 hours notice shall be given if delivered orally (either by telephone, in person or by telegraph), or at least three days notice if such notice shall be given by mail to the business or residence address of each Director. The notice shall specify the hour, date and place of the meeting.

Section 5 - Action Without Meeting

     The Board, and any committees of the Board, may act without a meeting if, prior or subsequent to the action, each member of the Board, or such committee thereof, shall consent in writing to the action. The written consent or consents shall be filed in the minutes book.

Section 6 - Participation at Meetings by Conference Telephone Calls

     Any or all directors may participate in a meeting of the Board or a committee thereof by means of telephone conference call, speakerphone or any other means of communication by which all persons participating in the meeting are able to hear each other.

Section 7 - Quorum

     A majority of the Directors then in office shall constitute a quorum at any meeting, except when otherwise provided by law or these By-Laws. If a quorum is not present at a meeting, the meeting may be adjourned by those directors present and the adjourned meeting may be held, without further notice, when a quorum is present. The act of the majority present at a meeting at which a quorum is present shall be the act of the Board, unless otherwise provided by law or these By-Laws.

Section 8 - Removal

     Any director, or the entire Board of Directors, may be removed at any time by the shareholders, with or without cause, but only by the affirmative vote of the holders of at least 80% of the shares of the Corporation entitled to vote for the election of Directors generally. The Board of Directors may remove any director for cause or suspend a Director pending a final determination that cause exists for removal, but in either case, only by a majority vote of the entire Board.

Section 9 - Vacancies on Board of Directors

     Newly created directorships resulting from any increase in the number of directors may be filled by the Board. Any vacancies on the Board resulting from death, resignation, disqualification, retirement, removal or other cause may be filled: (i) by the Board; (ii) by the affirmative vote of a majority of the remaining directors in the event the vacancies have reduced the remaining directors to less than a quorum; or (iii) by a sole remaining director. Any director elected by The Board in accordance with this section shall hold office until the next annual meeting of shareholders and thereafter until his successor shall have been elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent Director.

Section 10 - Director Qualifications - 9/26/02

     A person is not qualified to serve as a director if he or she is (a) under indictment for, or has ever been convicted of, a criminal offense involving dishonesty or breach of trust and the penalty for such offense could be imprisonment for more than one year; (b) is a person against whom a federal or state bank regulatory agency has, within the past ten years, issued a cease and desist order for conduct involving dishonesty or breach of trust and that order is final and not subject to appeal; (c) has been found either by any federal or state regulatory agency whose decision is final and not subject to appeal or by a court to have (i) breached a fiduciary duty involving personal profit or (ii) committed a willful violation of any law, rule or regulation governing banking, securities, commodities or insurance, or any final cease and desist order issued by a banking, securities, commodities or insurance regulatory agency; or (d) has been nominated by a person who would be disqualified from serving as a director of this Corporation under subsection (a), (b) or (c) or (e) is a party (either directly or through an affiliate) to litigation or an administrative proceeding adverse to the Corporation or its bank subsidiary, except (i) derivative litigation brought in the name of the Corporation or its bank subsidiary by the director in his or her capacity as a shareholder of the Corporation or (ii) litigation arising out of a proxy fight concerning the election of directors of the Corporation or its bank subsidiary or otherwise involving control of the Corporation or its bank subsidiary. Each director of the Corporation is obligated to inform the Corporation immediately of any occurrence which comes within subsections (a), (b), (c), (d) or (e) of the prior sentence. A director of the Corporation who becomes unqualified to serve as a director pursuant to this Section shall forthwith cease to serve as a director of the Corporation without the necessity of action by the Board to remove or suspend the director. In case of a director who becomes unqualified under subsection (e) of the first sentence of this section, the director may be considered for re-election to the Board after the conclusion of the litigation or administrative proceeding. The Corporation shall confirm in writing to any director who becomes unqualified to serve as a director of the Corporation as set forth in this Section, that the director has become unqualified and shall forthwith cease to serve as a director of the Corporation. In addition, notice of said disqualification and cessation of service shall be given to the directors as well as to the Regional Office of the Board of Governors of the Federal Reserve System, and as appropriate, to the Commission of Banking and Insurance of the State of New Jersey.
                                   ARTICLE III
                             COMMITTEES OF THE BOARD

Section 1 - Executive Committee - 10/24/02

     The Board, at its organizational meeting each year, may appoint an Executive Committee of at least eight (8) Directors, including the Chairman of the Board and the President and directors who presently serve, or previously served as chairmen of standing committees. The Executive Committee shall have the power to conduct the affairs of the Corporation between regular meetings of the full Board. The Executive Committee shall be bound to carry out the policies and philosophies of the full Board, as expressed by the Board at its regular meetings, and as set forth in these By-Laws. Where sufficient policy guidelines are not available, the Executive Committee shall, except in emergent matters, await discussions by and policy guidance from the full Board at a meeting. Subject to any limitations imposed by the New Jersey Business Corporation Act, the Certificate of Incorporation, these By-Laws or any resolution duly adopted by the Board, the Executive Committee may exercise all of the powers of the Board except the Executive Committee shall not:

     (a) Make, alter or repeal  any  By-Law
     (b) Elect, appoint or remove any officer of the corporation, any directors or any member of the Executive Committee
     (c) Submit to shareholders any action that requires shareholders' approval; or
     (d) Amend or repeal any resolution previously adopted by the Board

     The Executive Committee shall keep minutes of its meetings and such minutes shall be submitted to the next regular or special meeting of the Board at which a quorum is present. The Executive Committee may make rules governing its meetings and procedures as are consistent with these By-Laws and the New Jersey Business Corporation Act. A majority of the members of the Executive Committee shall constitute a quorum for the transaction of business and the Executive Committee may act by the vote of a majority of the directors voting at any meeting at which a quorum is present. The Executive Committee shall select one of its members to serve as chairman of the committee.

Section 2 - Other Committees

     The Board may appoint, from time to time, other committees for such purposes and with such powers as the Board may determine. A Director must serve a minimum of three years before being considered for the chairmanship of a committee.

                                   ARTICLE IV
                                    OFFICERS
Section 1

     At the first meeting of the Board following each annual meeting of the shareholders of the Corporation, the Directors shall elect a Chairman and Vice Chairman of the Board and elect a President and one or more Vice Presidents who shall hold their respective offices from the time of their election until the first meeting of the Board following the next annual meeting of shareholders at which such officers are elected or appointed. The elected or appointed officers shall hold office subject to removal by the Board at its pleasure. Other officers may hold more than one office.

Section 2

     The Chairman of the Board shall preside at the annual shareholders' meeting and all shareholders' meetings and at the annual meeting of the Board and all regular and special meetings of the Board. The Chairman shall have all powers of the directors as defined in these By-Laws, the Certificate of Incorporation and the Statutes of the State of New Jersey. He shall cause to have prepared an agenda for each of the Directo' meetings. The Vice Chairman of the Board shall preside over the meeting of the Board in the absence of the Chairman. The Chairman shall be an ex-officio member of all Board committees to which he is not appointed. The Chairman shall exercise such specific additional powers and duties as from time to time may be assigned by the Board.

Section 3

     The President shall be the Chief Executive Officer of the corporation and, in addition to statutory duties, shall, during the recess of the Board, have general control and management of the affairs and business of the Corporation; he shall be a member ex-officio of all standing committees, and shall perform such other duties as shall, from time to time, be assigned to him by the Board or the Executive Committee, if any. He shall execute the policies and instructions of the Board and may delegate the duties and functions imposed upon him to other officers of the Corporation. In the absence of the Chairman and Vice Chairman of the Board, the President shall preside at the meetings of the Board and at shareholder meetings.

     The President shall, from time to time, engage other personnel, employees and agents for the Corporation as the President and Board deem necessary and advisable for the transaction of business who shall hold their offices respectively during the pleasure of the Board and the President; and perform such duties as may be designated or assigned to them by the said Board or the President.

Section 4

     The Vice Presidents shall perform such duties as designated by the President or the Board, and if the Office of the President becomes vacant, the Executive Vice President shall perform the duties of the President until such time as the Board elects a President.

Section 5

     The Board may appoint one or more assistant Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers; and such other officers as, from time to time, may appear to the Board to be required or desirable to transact the business of the corporation. Such officers shall exercise such powers and perform such duties as pertain to their several offices, or as may be conferred upon or assigned to them by the Board or the President.

Section 6

     The Secretary, in addition to statutory duties, shall act as Secretary of all meetings of the shareholders and shall record the minutes of all such meetings in books provided for that purpose; shall attend to giving and serving of all notices of the Corporation and shall have charge of such books, documents and papers as the Board may direct: shall perform such other duties as shall, from time to time, be assigned by the Board or The Executive Committee, if any, and shall be sworn to the faithful discharge of duties.


Section 7

     The Treasurer, in addition to statutory duties, shall keep full and accurate accounts of the receipts and disbursements of the funds belonging to the Corporation, shall disburse the funds of the corporation as may be ordered by the Board or by the Executive Committee, if any, taking proper vouchers for such disbursements, and shall render to the President and Directors whenever they may require, an account of all transactions as Treasurer and of the financial condition of the Corporation; shall perform such other duties as shall be assigned by the Board or Executive Committee, if any.

Section 8

     If the office of any Director or of the Chairman or Vice Chairman of the Board, the President, Vice President, Secretary or Treasurer or one or more of them becomes vacant for any reason whatsoever, the remaining Directors, at any duly convened meeting, may by a majority vote of those present, fill such vacancy and the person chosen shall hold office for the un-expired term of such office and until his successor shall be chosen.

Section 9

     All officers and agents chosen or appointed by the Board shall be subject to removal by the Board at any time, with or without cause; and in case of the absence of any officers or agent of the Board may, without removal, delegate that officer's powers and duties to any other officer or suitable person for such period as it shall deem proper.

Section 10

     The Corporation shall indemnify its officers, directors, employees and agents and former officers, directors, employees and agents and any other persons serving at the request of the Corporation as an officer, director, employee or agent of another corporation, association, partnership, joint venture, trust or other enterprise against expenses (including attorneys fees, judgments, fines and amounts paid in settlement) incurred in connection with any pending or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, with respect to such officer, director, employee, agent or other person is a party or is threatened to be made a party to the full extent permitted by the New Jersey Business corporation Act. The indemnification provided herein shall not be deemed exclusive of any other right to which any person seeking indemnification may be entitled under any By-Law, agreement or vote of shareholders or disinterested directors or vote of shareholders or otherwise, both as to action in their official capacity and as to action in another capacity and shall inure to the benefit of the heirs, executors and the administrators of any such person. The Corporation shall advance legal fees and expenses pursuant to this Indemnification provision whenever any officer or director has been sued or brought into an administrative hearing as a result of actions taken on behalf of the Corporation or any of its subsidiaries, subject, however, to receipt of an undertaking by the officer, director or agent to repay such advances if it be ultimately determined that such person is not entitled to indemnification. The Corporation shall have the power to purchase and maintain insurance on behalf of any persons enumerated above against any liability asserted against him and incurred by him in any such capacity, arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article.

Section 11

     Signature powers of officers and employees and the authority of officers and employees to affix the corporate seal of the corporation shall be designated by the Board or the Executive Committee, if any.

                                    ARTICLE V
                                WAIVERS OF NOTICE

     Any notice required by these By-Laws, by the Certificate of Incorporation or by the New Jersey Business Corporation act may be waived in writing by a person entitled to notice. The waiver or waivers may be executed either before or after the event with respect to which the notice is waived. Each director or shareholder attending a meeting without protesting prior to its conclusion, the lack of proper notice shall be deemed conclusively to have waived notice of the meeting.

     The shares of the corporation shall be represented by Certificates of the Corporation signed by, or in the name of, the corporation in such form as authorized by law and approved by the Board; and shall be sealed with the seal of the corporation. The seal may be reproduced by facsimile.

     Nothing contained in this Article VII shall be construed to relieve any interested shareholder from any fiduciary obligation imposed by law.

                                   ARTICLE VI
                AMENDMENTS TO AND EFFECT OF BY-LAWS; FISCAL YEAR

     1. Force and Effect of By-Laws These By-Laws are subject to the provisions of the New Jersey Business Corporation Act and the Corporation's Certificate of Incorporation, as it may be amended from time to time. If any provision in these By-Laws is inconsistent with a provision of the Act or the Certificate of Incorporation, the provisions of the Act or the Certificate of Incorporation shall govern.

     2. Amendments to By-Laws: These By-Laws may be altered, amended, repealed by the shareholders, but only by the affirmative vote of the holders of 80% or more of the then outstanding voting stock, or by a majority of the entire Board. Any By-Law adopted, or repealed by the shareholders may be amended or repealed by the Board, unless the resolution of the shareholders adopting such By-Laws expressly reserves to the shareholders the right to amend or repeal it.


     3. Fiscal Year: The fiscal year of the Corporation shall begin on the first day of January each year.

     4. Records: The Certificate of Incorporation, the By-Laws and the proceedings of all meetings of the shareholders, the Board and standing committees of the Board, shall be recorded in appropriate minute books provided for the purpose. The minutes of each meeting shall be signed by the Secretary or other officer appointed to act as secretary of the meeting.

     5. Inspection: A copy of the By-Laws, with all amendments thereto, shall at all times be kept in a convenient place at the principal place of business of the Corporation, and for a proper purpose, shall be open for inspection to any shareholder during business hours.


Exhibit 11.  Computation Re: Earnings Per Share
             (dollars in thousands, except per share amounts)


                            --------------------------------------------------  ---------------------------------------------------
                                     Three Months Ended,                                  Nine Months Ended,
                            --------------------------------------------------  ---------------------------------------------------
                               September 30, 2002       September 30, 2001         September 30, 2002        September 30, 2001
                            ----------------------    ------------------------  ------------------------  -------------------------
                                   Weighted Per              Weighted  Per              Weighted  Per             Weighted    Per
                                   Average  Share             Average  Share            Average   Share           Average    Share
                            Income Shares   Amount    Income  Shares   Amount    Income Shares   Amount   Income  Shares     Amount
                            ------ -------- ------    ------ --------  -------   ------ -------- -------  ------- --------   ------

Basic Earnings per
   Common Share
Income available to
   common shareholders      $3,457    9,824  $0.35    $2,793    9,782    $0.29   $9,462    9,806   $0.96   $7,598    9,803    $0.78
                                            ======                     =======                   =======                     ======

Effect of Dilutive Shares
Options issued to
   management                           132                        57                        122                        42
                                   --------                  --------                   --------                  --------

Diluted Earnings per
   Common Share             $3,457    9,956  $0.35    $2,793    9,839    $0.28   $9,462    9,928   $0.95   $7,598    9,845    $0.77
                            ====== ======== ======    ====== ======== ========   ====== ========  ======  ======= ========   ======


Exhibit 99- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002

In connection with the filing of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, (the "Report") by Interchange Financial Services Corporation ("Registrant"), each of the undersigned hereby certifies that:


     1.   The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.


                                      /s/ Anthony S. Abbate
                                      _____________________________________
                                      Anthony S. Abbate
                                      President and Chief Executive Officer


                                      /s/ Anthony Labozzetta
                                      _____________________________________
                                      Anthony Labozzetta
                                      Executive Vice President and CFO