Form 10-K
period 2002-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2003-03-21
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                           Common Stock (no par value)

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

      The aggregate market value of registrant's voting stock held by non-affiliates of the registrant computed June 28, 2002 based on the average bid and asked price for such stock on that date was approximately $154,312,000.

      The number of outstanding shares of the Registrant's common stock, no par value per share, as of March 18, 2003, was as follows:

      Class                                      Number of Outstanding Shares
      -----                                      ----------------------------
  Common Stock
 (No par value)                                           9,839,831

Documents incorporated by reference:

Portions of registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders forming a part of registrant's registration statement on Form S-4 (Registration No. 333-103256) (the "2003 annual Meeting Proxy Statement") are incorporated by reference to Part III of this Annual Report on Form 10-K.

Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002 (the "2002 Annual Report to Shareholders") are incorporated by reference to Parts II and IV of this Annual Report on Form 10-K.

With the exception of information specifically incorporated by reference, the 2003 Annual Meeting Proxy Statement and the 2002 Annual Report to Shareholders are not deemed to be part of the report.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I                                                                                         PAGE
Item 1.         Business..............................................................            1
Item 2.         Properties............................................................           10
Item 3.         Legal Proceedings.....................................................           10
Item 4.         Submission of Matters to a Vote of Security Holders...................           11

PART II
Item 5.         Market for Registrant's Common Equity and Related Stockholder
                    Matters...........................................................           12
Item 6.         Selected Financial Data...............................................           12
Item 7.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................           15
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk............           15
Item 8.         Financial Statements and Supplementary Data...........................           15
Item 9.         Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure............................           15

PART III
Item 10.        Directors and Executive Officers of the Registrant....................           16
Item 11.        Executive Compensation................................................           17
Item 12.        Security Ownership of Certain Beneficial Owners
                    and Management and Related Stockholder Matters....................           17
Item 13.        Certain Relationships and Related Transactions........................           18
Item 14.        Controls and Procedures...............................................           18

PART IV
Item 15.        Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K...........................................           20

Signatures      ......................................................................           22
Certifications  ......................................................................
Exhibit Index   ......................................................................

                                     PART I

Item 1. Business

General

      Interchange Financial Services Corporation (the "Company"), a New Jersey business corporation, is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company was incorporated in the State of New Jersey on October 15, 1984. It acquired all of the outstanding stock of Interchange Bank (formerly known as Interchange State Bank), a New Jersey state chartered bank (the "Bank" or "Interchange"), in 1986. The Bank is the Company's principal operating subsidiary. In addition to the Bank, the Company owns all of the outstanding capital stock of Clover Leaf Mortgage Company, a New Jersey Corporation established in 1988, which is not currently engaged in any business activity.

      The Company's principal executive office is located at Park 80 West/ Plaza Two, Saddle Brook, New Jersey 07663, and the telephone number is (201) 703-2265.

      As of December 31, 2002, the Company had consolidated assets of approximately $936,332,000, deposits of approximately $815,672,000 and shareholders' equity of approximately $80,680,000.

      As a holding company, the Company provides support services to its direct and indirect subsidiaries. These include executive management, personnel and benefits, risk management, data processing, strategic planning, legal, and accounting and treasury.

Banking Subsidiary

      The Bank, established in 1969, is a full-service New Jersey-chartered commercial bank headquartered in Saddle Brook, New Jersey. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). It offers banking services for individuals and businesses through eighteen (18) banking offices and one (1) supermarket mini-branch in Bergen County, New Jersey. The Bank maintains twenty-two (22) automated teller machines (operating within the Star(TM), Plus(TM), HONOR(TM), CIRRUS(TM), VISA(TM), NYCE(TM), and MasterCard(TM) networks), which are located at seventeen of the banking offices, a supermarket, a college and the Bank's operations center.

      Subsidiaries of the Bank include: Clover Leaf Investment Corporation, established in 1988 to engage in the business of an investment company pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., established in 1990 to engage in sales of tax-deferred annuities; Clover Leaf Management Realty Corporation, established in 1998 as a Real Estate Investment Trust ("REIT") which manages certain real estate assets of the Company; and Interchange Capital Company, L.L.C., established in 1999 to engage in equipment lease financing. All of the Bank's subsidiaries are organized under New Jersey law and are 100% owned by the Bank, except for the REIT which is 99% owned by the Bank.

Growth of the Company and the Bank

      On November 18, 2002, the Company and Bridge View Bancorp ("Bridge View") signed a definitive agreement under which the Company will acquire Bridge View in a merger transaction for cash and stock. Pursuant to the terms of the definitive agreement, the Company will pay to Bridge View shareholders and stock option holders approximately $33,528,472 in cash and issue 2,949,719 shares of its common stock. The proposed acquisition, which will be accounted for as a purchase, is subject to certain closing conditions including shareholder and regulatory approval, and is expected to be completed in the second quarter of 2003. Bridge View, with approximately $281 million in total assets at December 31, 2002, is a bank holding company headquartered in Englewood Cliffs, New Jersey and operates eleven branches in Bergen County, New Jersey. The primary banking subsidiary of Bridge View is Bridge View Bank.

      On January 16, 2002, the Company acquired certain assets and assumed certain liabilities of Monarch Capital Corporation ("Monarch"). In this asset purchase transaction, the Company acquired certain loans and leases valued at approximately $13.7 million. In addition, the Company assumed certain liabilities (borrowings) of Monarch, valued at approximately $13.2 million, which had been used to fund the loans and leases. The purchase price of $2,252,000 was paid in cash and shares of Company common stock, subject to certain adjustments.

      On May 31, 1998, the Company completed its acquisition of Jersey Bank for Savings. At that date, Jersey Bank had total assets of approximately $78.6 million and total deposits of approximately $69.8 million. The transaction was accounted for as a pooling of interests. In the transaction, each share of stock of Jersey Bank for Savings, including shares of common stock that had been converted from shares of preferred stock, was converted into 1.5 shares of the Company's common stock. The Company issued 780,198 shares of its common stock in the transaction.

      In 1994, the Bank assumed $26,468,000 in deposit liabilities of Volunteer Federal Savings Association of Little Ferry, New Jersey.

Description of Banking and Related Operations

      Through the Bank, the Company offers a wide range of consumer banking products and services, including checking and savings accounts, money-market accounts, certificates of deposit, individual retirement accounts, residential mortgages, home equity lines of credit and other second mortgage loans, home improvement loans, automobile loans, personal loans and overdraft protection. The Bank also offers a VISA(TM) credit card and several convenience products, including the Interchange Check Card, which permits customers to access their checking accounts by using the card when making purchases. The Interchange Check Card can also be used as an ATM card to perform basic banking transactions.

      Another service offered to customers is Interchange Bank-Line Telephone Banking, which permits customers to perform basic banking transactions, including, transfer money between accounts and make loan payments from any phone, at any time of the day or night by calling a toll-free number. The Bank also offers the Interchange Bank-Line Center, which is an inbound calling facility providing enhanced customer service via access to a single source for account and product information, opening accounts or even applying for a consumer loan. The Interchange Bank-Line Center also serves as an outbound telemarketing resource, contacting prospective and current customers for new accounts.

      The Bank also offers online banking through InterBank. InterBank, which is accessed through the Bank's web site at www.interchangebank.com, allows customers to access account information, process transfers between accounts, generate an account statement, pay bills electronically and more. As discussed herein, additional products and services may be accessed through the Bank's web site.

      The Bank also is engaged in the financing of local business and industry, providing credit facilities and related services for smaller businesses, typically those with $1 million to $5 million in annual sales. Commercial loan customers of the Bank are businesses ranging from light manufacturing and local wholesale and distribution companies to medium-sized service firms and local retail businesses. Most types of commercial loan products are offered, including working capital lines of credit, small business administration loans, term loans for fixed asset acquisitions, commercial mortgages, equipment lease financing and other forms of asset-based financing.

      In addition to its origination activities, the Bank purchases packages of loans. In 2002 and 2001, the Bank purchased $14.9 million and $18.8 million of loans, respectively. These loans were subjected to the Bank's independent credit analysis prior to purchase. The Bank has experienced opportunities to sell its other products and services to the borrowers whose loans are purchased and believes that purchasing loans will continue to be a desirable way to augment its portfolios as opportunities arise.

      The Bank also engages in mutual fund and annuities sales and brokerage services. An Investment Services Program is offered through an alliance between the Bank and ICBA Financial Services Corporation ("ICBA"), under which mutual funds and annuities offered by ICBA are made available to the Bank's customers. The Bank has also expanded its product offerings by entering into an agreement with a third party provider to offer discount brokerage services to its customers. The Bank offers securities trading through its web site, which is hyperlinked to FISERV Securities, Inc., member NASD/SIFC, so that customers can access their brokerage accounts via the Internet. There is also a direct link from the Company's web site to the Nasdaq National Market to allow investors to keep informed of the daily quotes and market activity for the Company's common stock.

      Additional information about the Bank and the Company may be found on our web site at www.interchangebank.com. Information contained on our Internet web site is not part of this Annual Report on Form 10-K and is not being incorporated by reference into this report.

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

      The Bank believes that opportunities continue to exist to satisfy the deposit and borrowing needs of small and middle market businesses. Larger banks continued to show an appetite for only the largest loans, finding themselves challenged to administer smaller loans profitably. Interchange has the desire and the ability to give smaller and mid-sized businesses the service they require. Many small businesses eventually become midsize businesses, with a corresponding change in their financial requirements. By designing programs to accommodate the changing needs of growing businesses, Interchange is extending the longevity of valuable customer relationships. For example, through our subsidiary, Interchange Capital Company, L.L.C., we are able to extend cost-effective equipment leasing solutions for a variety of expansion and upgrading projects. The Bank believes that it is able to maintain its relationship with these growing businesses because of its ability to be responsive to both small and midsize business constituencies.

Personnel

      The Company had 226 full-time-equivalent employees at year-end 2002. The Company believes its relationship with employees to be good.

Regulation and Supervision

      Banking is a complex, highly regulated industry. The primary goals of the bank regulatory structure are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of those goals, Congress has created several largely autonomous regulatory agencies and enacted myriad legislation that governs banks, bank holding companies and the banking industry. Descriptions and references to the statutes and regulations below are brief summaries thereof and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

      The Company

      The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company, the Company is required to file an annual report with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the BHCA and Federal Regulation Y. The Federal Reserve may conduct examinations of the Company or any of its subsidiaries.

      The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank (although the Federal Reserve may not assert jurisdiction in certain bank mergers that are regulated under the Bank Merger Act), or ownership or control of any voting shares of any bank if after such acquisition it would own or control directly or indirectly more than 5% of the voting shares of such bank.

      The BHCA also provides that, with certain limited exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or (ii) own or control more than five percent (5%) of the voting shares of any company that is not a bank, including any foreign company. A bank holding company is permitted, however, to acquire shares of any company the activities of which the Federal Reserve, after due notice and opportunity for hearing, has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve has issued regulations setting forth specific activities that are permissible under the exception. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

      Under certain circumstances, prior approval of the Federal Reserve is required under the BHCA before a bank holding company may purchase or redeem any of its equity securities.

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

      A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the Federal Reserve guidelines (See "Capital Adequacy Guidelines" below), is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities permitted only for financial holding companies. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the BHCA.

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

      Presently, the Company has not chosen to become a financial holding company.

      Monetary Policy

      The banking industry is affected by the monetary and fiscal policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the Federal Reserve to implement its objectives are: open-market operations in U. S. government securities, changes in the discount rate and the federal funds rate (which is the rate banks charge each other for overnight borrowings), and changes in reserve requirements on bank deposits.

      Sarbanes-Oxley Act

      On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Act addresses many aspects of financial accounting, corporate governance and public company disclosure. Among other things, it establishes a comprehensive framework for the oversight of public company auditing and for strengthening the independence of auditors and audit committees. Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of the auditors. The non-audit services that can be provided to a company by its auditor are limited. Audit committee members are subject to new rules addressing their independence. The Act also requires enhanced and accelerated financial disclosures, and it establishes various responsibility measures (including, for example, requiring the chief executive officer and chief financial officer to certify to the quality of a company's financial reporting). The Act imposes new restrictions on and accelerated reporting requirements for certain insider trading activities. It imposes a variety of new penalties for fraud and other violations and creates a new federal felony for securities fraud. Various sections of the Act are applicable to the Company. Portions of the Act were effective immediately; others became effective or are in the process of becoming effective through rulings by the Securities and Exchange Commission, based on timelines set forth in the law.

      Capital Adequacy Guidelines

      The Federal Reserve issued guidelines establishing risk-based capital requirements for bank holding companies having more than $150 million in assets and member banks of the Federal Reserve System. The guidelines established a risk-based capital framework consisting of (1) a definition of capital and (2) a system for assigning risk weights. Capital consists of Tier I capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier II, which includes a portion of the allowance for loan losses. Effective October 1, 1998, the Federal Reserve adopted an amendment to its risk-based capital guidelines that permits insured depository institutions to include in their Tier II capital up to 45% of the pre-tax net unrealized gains on certain available for sale equity securities. All assets and off-balance-sheet items are assigned to one of four weighted risk categories ranging from 0% to 100%. Higher levels of capital are required for the categories perceived as representing the greater risks. The Federal Reserve established a minimum risk-based capital ratio of 8% (of which at least 4% must be Tier I). An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance sheet items into account in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards. In addition to the risk-based guidelines discussed above, the Federal Reserve requires that a bank holding company and bank which meet the regulator's highest performance and operational standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier I capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased. At December 31, 2002, the Company and the Bank satisfied these ratios and have been categorized as "well-capitalized" institutions, which in the regulatory framework for prompt corrective action imposes the lowest level of supervisory restraints.

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

      The Federal Reserve is vested with broad enforcement powers over bank holding companies to forestall activities that represent unsafe or unsound practices or constitute violations of law. These powers may be exercised through the issuance of cease and desist orders or other actions. The Federal Reserve is also empowered to assess civil money penalties against companies or individuals that violate the BHCA, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of non-banking subsidiaries by bank holding companies. Neither the Company nor any of its affiliates has ever been the subject of any such actions by the Federal Reserve.

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

      To the extent that the foregoing information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the full text of those provisions. Also, as such statutes, regulations and policies are continually under review by Congress and state legislature and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

Available Information

      The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company's web site as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission. The Company's web site address is www.interchangebank.com.

Forward Looking Statements

      In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company which are not historical facts may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan portfolio, the prospects of continued loan and deposit growth, and improved credit quality.

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

Item 2. Properties

      The Company leases twelve banking offices, one mini-branch within a supermarket, one operations/support facility and one administrative/executive facility. It also leases two locations for the sole purpose of operating Automated Teller Machines. It owns four banking offices and leases land on which it owns two bank buildings. All of the facilities are located in Bergen County, New Jersey, which constitutes the Company's primary market area.

      In the opinion of management, the physical properties of the Company and its subsidiaries are suitable and adequate.

Item 3. Legal Proceedings

      In the ordinary course of business, the Company and its subsidiaries are involved in routine litigation involving various aspects of its business, none of which, individually or in the aggregate, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2002.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

      The Company's common stock is presently listed for quotation on the Nasdaq National Market System under the symbol "IFCJ". At March 17, 2003, there were approximately 1,200 shareholders of record. A portion of the Company's common stock is held in "street name" by nominees for beneficial owners, so the actual number of shareholders is probably higher. The following table sets forth, for the periods indicated, the reported high and low sales prices by quarter:

Quarterly Common Stock Price Range
for the years ended December 31,
--------------------------------------------------------------------------------
                                          High           Low          Cash
                                          Sales         Sales       Dividends
                                          Price         Price       Declared
                                        --------      --------      --------
2001
      First quarter .............       $  12.59      $   9.17      $  0.090
      Second quarter ............          12.23          9.96         0.090
      Third quarter .............          12.41         11.57         0.090
      Fourth quarter ............          13.15         11.70         0.090

2002
      First quarter .............       $  16.23      $  12.47      $  0.100
      Second quarter ............          19.27         16.23         0.100
      Third quarter .............          18.67         15.70         0.100
      Fourth quarter ............          19.10         15.95         0.140

--------------------------------------------------------------------------------

All per share data was restated to reflect a 3-for-2 stock split declared on May 23, 2002 and paid on July 12, 2002.

      A cash dividend of $0.090 and $0.100 was declared on each common share outstanding in each quarter during 2001 and 2002, respectively. The Company declared a special cash dividend of $0.04 per common share in the fourth quarter of 2002, which was paid in the first quarter of 2003.

      The Company intends, subject to its financial results, contractual, legal, and regulatory restrictions, and other factors that its Board of Directors may deem relevant, to declare and pay a quarterly cash dividend on its common stock in the future. The principal source of the funds to pay any dividends on the Company's common stock is dividends received from the Bank. Certain federal and state regulators impose restrictions on the payment of dividends by banks. See "Business - Regulation and Supervision" for a discussion of these restrictions. See Note 17 of Notes to Consolidated Financial Statement for additional information.

Item 6. Selected Financial Data

      The following selected financial data are derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Consolidated Statements of Financial Condition as of December 31, 2002 and 2001, and the Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2002 and the report thereon of Deloitte & Touche LLP are included on pages 30 through 51 of the Company's 2002 Annual Report to Shareholders filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years Ended December 31,
--------------------------------------------------------------------------------

                                                                              2002        2001        2000        1999       1998(1)
                                                                            --------    --------    --------    --------   --------
Income Statement Data (in thousands)
    Interest income                                                         $ 56,500    $ 57,402    $ 55,621    $ 49,054   $ 48,766
    Interest expense                                                          17,478      23,444      24,227      18,783     19,864
                                                                            --------    --------    --------    --------   --------
        Net interest income                                                   39,022      33,958      31,394      30,271     28,902
    Provision for loan losses                                                  1,500       1,075         750       1,200        951
                                                                            --------    --------    --------    --------   --------
        Net interest income after provision for loan losses                   37,522      32,883      30,644      29,071     27,951
    Non-interest income                                                        6,514       5,578       4,381       5,586      4,982
    Non-interest expenses                                                     25,063      22,873      21,177      20,063     19,416
                                                                            --------    --------    --------    --------   --------
        Income before income taxes                                            18,973      15,588      13,848      14,594     13,517
    Income Taxes                                                               6,096       5,048       4,592       4,959      4,908
                                                                            --------    --------    --------    --------   --------
    Net income                                                              $ 12,877    $ 10,540    $  9,256    $  9,635   $  8,609
                                                                            ========    ========    ========    ========   ========

Per Share Data (2)
    Basic earnings per common share                                         $   1.31    $   1.08    $   0.94    $   0.91   $   0.80
    Diluted earnings per common share                                           1.30        1.07        0.94        0.91       0.79
    Cash dividends declared                                                     0.40        0.36        0.33        0.32       0.27
    Special Cash Dividend                                                       0.04          --          --          --         --
    Book value                                                                  8.22        7.04        6.33        5.77       5.77
    Tangible book value (3)                                                     8.05        7.04        6.32        5.73       5.71
    Weighted average shares outstanding (in thousands)
        Basic                                                                  9,809       9,779       9,810      10,547     10,784
        Diluted                                                                9,933       9,822       9,838      10,593     10,856

Balance Sheet Data--end of year (in thousands)
    Total assets                                                            $936,332    $830,949    $770,244    $706,125   $685,364
    Securities held-to-maturity and securities available-for-sale            252,512     193,902     161,354     161,889    149,930
    Loans and leases                                                         615,641     581,323     560,879     511,976    478,717
    Allowance for loan and lease losses                                        7,207       6,569       6,154       5,476      5,645
    Total deposits                                                           815,672     726,483     668,860     598,992    598,732
    Securities sold under agreements to repurchase                            17,390       6,700      18,500      16,431      8,780
    Short-term borrowings                                                         --      18,100      13,000      13,975      9,768
    Long-term borrowings                                                      10,000          --          --      13,000         --
    Total stockholders' equity                                              $ 80,680    $ 68,233    $ 61,984    $ 58,276   $ 62,372

Selected Performance Ratios
    Return on average total assets                                              1.43%       1.31%       1.24%       1.39%      1.31%
    Return on average total stockholders' equity                               17.35       16.06       16.18       15.52      14.53
    Dividend Payout                                                            33.56       33.37       35.24       35.04      32.81
    Average total stockholders' equity to average total assets                  8.27        8.13        7.64        8.99       9.00
    Net yield on interest earning assets (taxable equivalent) (4)               4.68        4.49        4.41        4.61       4.61
    Efficiency ratio (5)                                                       55.06       57.46       58.52       56.81      53.59
    Non-interest income to average total assets                                 0.73        0.69        0.59        0.81       0.76
    Non-interest expense to average total assets                                2.79        2.83        2.83        2.90       2.95

Asset Quality--end of year (in thousands)
    Nonaccrual loans and leases to total loans and leases                       0.97%       0.37%       0.25%       0.22%      0.25%
    Nonperforming assets to total assets                                        0.66        0.34        0.21        0.22       0.26
    Allowance for loan and lease losses to nonaccrual loans and leases        120.86      304.12      441.15      491.12     471.20
    Allowance for loan and lease losses to total loans and leases               1.17        1.13        1.10        1.07       1.18
    Net charge-offs to average loans and leases                                 0.14        0.11        0.01        0.28       0.12

Liquidity and Capital
    Average loans and leases to average deposits                               78.21%      81.77%      82.81%      81.79%     81.06%
    Total stockholders' equity to total assets                                  8.62        8.21        8.05        8.25       9.10
    Tier 1 capital to risk weighted assets                                     12.16       11.74       11.75       12.72      13.80
    Total capital to risk weighted assets                                      13.33       12.89       12.92       13.91      15.12
    Tier 1 capital to average assets                                            8.12        8.09        8.02        8.32       9.08

--------------------------------------------------------------------------------
(1) Information for this period has been restated to reflect the Company's acquisition of The Jersey Bank for Savings, which was completed on May 31, 1998 and was accounted for as a pooling of interests.

(2) All per share data and average shares have been restated to reflect a 3 for 2 stock split declared on May 23, 2002 and paid on July 12, 2002.

(3) Tangible book value is calculated by tangible capital (total stockholders' equity less goodwill and other intangible assets) by total shares issued.

                                                                   2002           2001          2000          1999         1998(1)
                                                                 --------       --------      --------      --------      --------
         Total stockholders' equity                              $ 80,680       $ 68,233      $ 61,984      $ 58,276      $ 62,372
         Less: goodwill and other intangible assets                 1,678             --            81           394           707
                                                                 --------       --------      --------      --------      --------
           Total tangible capital                                $ 79,002       $ 68,233      $ 61,903      $ 57,882      $ 61,665
                                                                 ========       ========      ========      ========      ========

         Total shares issued (2)                                    9,815          9,691         9,796        10,092        10,800

           Tangible book value per share (2)                     $   8.05       $   7.04      $   6.32      $   5.73      $   5.71

(4) Net yield on interest earning assets (taxable equivalent) is calculated by dividing net interest income (on a fully taxable equivalent basis) by average interest earning assets.

                                                                   2002           2001          2000          1999         1998(1)
                                                                 --------       --------      --------      --------      --------
         Net interest income                                     $ 39,022       $ 33,958      $ 31,394      $ 30,271      $ 28,902
         Tax-equivalent basis adjustment                              376            324           158           158            53
                                                                 --------       --------      --------      --------      --------
           Net interest income (on a fully taxable equivalent
                basis)*                                          $ 39,398       $ 34,282      $ 31,552      $ 30,429      $ 28,955
                                                                 ========       ========      ========      ========      ========

         Average interest earning assets                         $842,191       $764,218      $715,113      $660,528      $627,499

           Net yield on interest earning assets (taxable
                equivalent)*                                         4.68%          4.49%         4.41%         4.61%         4.61%

(5) The efficiency ratio is calculated by dividing non-interest expenses, excluding merger-related charges, amortization of intangibles and net expense of foreclosed real estate by net interest income (on a fully taxable equivalent basis) and non-interest income, excluding gains on sales of loans, securities and loan servicing.

                                                                   2002           2001          2000          1999         1998(1)
                                                                 --------       --------      --------      --------      --------
         Non-interest expense                                    $ 25,063       $ 22,873      $ 21,177      $ 20,063      $ 19,416
         Less:
           Merger related charges                                      --             --            --            --         1,392
           Amortization of intangibles                                 69             81           313           313           383
           Net expense of foreclosed real estate                       24             37            17            13             1
                                                                 --------       --------      --------      --------      --------
             Non-interest expense adjusted                       $ 24,970       $ 22,755      $ 20,847      $ 19,737      $ 17,640
                                                                 ========       ========      ========      ========      ========

         Net interest income (on a fully taxable equivalent
                basis)*                                            39,398       $ 34,282      $ 31,552      $ 30,429      $ 28,955
         Non-interest income                                        6,514          5,578         4,381         5,586         4,982
         Less:
           Security gains                                             564            252           312           859         1,021
           Sale of loans**                                             --              8            --            86            --
           Net gain on sale of merchant credit card portfolio          --             --            --           329            --
                                                                 --------       --------      --------      --------      --------
             Net interest income and non-interest income
                    adjusted                                     $ 45,348       $ 39,600      $ 35,621      $ 34,741      $ 32,916
                                                                 ========       ========      ========      ========      ========

           Efficiency ratio                                         55.06%         57.46%        58.52%        56.81%        53.59%

            * Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.

            **    Does not include leases which were syndicated.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 29 of the Company's 2002 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      The information regarding the market risk of the Company's financial instruments, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 23 of the Company's 2002 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.

Item 8. Financial Statements and Supplemental Data

      The financial statements required by this Item are included in the Company's 2002 Annual Report to Shareholders on pages 30 through 51, filed as
Exhibit 13 hereto and incorporated herein by reference.

                                                                                    Page of Annual
                                                                                      Report to
                                                                                     Shareholders
                                                                                    --------------
      Report of Independent Public Auditors                                               30
      Interchange Financial Services Corporation and Subsidiaries
           Consolidated Balance Sheets                                                    31
           Consolidated Statements of Income                                              32
           Consolidated Statements of Changes in Stockholders' Equity                     33
           Consolidated Statements of Cash Flows                                          34
           Notes to Consolidated Financial Statements (Notes 1 - 21)                   35 - 51

      No supplementary data is included in this report as it is inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by item 304 of Regulation S-K.

                                    PART III

Item 10. Directors and Executive Officers

      a. Directors

            The information contained in the section entitled "INTERCHANGE PROPOSAL NO. 2 - ELECTION OF DIRECTORS - Nominees and Directors" in the Company's 2003 Annual Meeting Proxy Statement is incorporated herein by reference in response to this item.

      b. Executive Officers

            The following table sets forth the names, ages, and present positions of the Company's and the Bank's principal executive officers:

      Name                                     Age    Positions Held with the Company and the Bank
      ----                                     ---    --------------------------------------------
      ANTHONY S. ABBATE ...................    63     President and Chief Executive Officer

      ANTHONY J. LABOZZETTA ...............    39     Executive Vice President and Chief Operating Officer

      PATRICIA  D. ARNOLD .................    44     Senior Vice President--Chief Credit Officer

      CHARLES T. FIELD ....................    38     Senior Vice President - Chief Financial Officer

      FRANK R. GIANCOLA ...................    49     Senior Vice President--Operations

      Business Experience

            ANTHONY S. ABBATE, President and Chief Executive Officer of the Bank since 1981; Senior Vice President and Controller from October 1980 to 1981. Engaged in the banking industry since 1959.

            ANTHONY J. LABOZZETTA, Executive Vice President and Chief Operating Officer since February 2003; Executive Vice President and Chief Financial Officer from September 1997 to February 2003; Senior Vice President and Treasurer from 1995 to 1997. Engaged in the banking industry since 1989. Formerly a senior manager with an international accounting firm, specializing in the financial services industry.

            PATRICIA D. ARNOLD, Senior Vice President - Commercial Lending since August 1997; First Vice President from 1995 to 1997; Department Head Vice President from 1986 to 1995; Assistant Vice President from 1985 to 1986; Commercial Loan Officer-Assistant Treasurer from 1983 to 1985. Engaged in the banking industry since 1981.

            CHARLES T. FIELD, Senior Vice President and Chief Financial Officer since February 2003. Formerly Vice President Finance and Treasurer of Viatel, Inc. from 1999 to 2002 and Treasurer from 1998 to 1999, Corporate Controller of Horsehead Industries, Inc. from 1995 to 1998 and a manager specializing in financial institutions at an international accounting firm from 1987 to 1995.

            FRANK R. GIANCOLA, Senior Vice President - Operations since September 1997; Senior Vice President-Retail Banking from 1993 to 1997; Senior Vice President-Operations of the Bank from 1984 to 1993; Senior Operations Officer from 1982 to 1984; Vice President/Branch Administrator from 1981 to 1982. Engaged in the banking industry since 1971.

            Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Management is not aware of any family relationship between any director or executive officer. No executive officer was selected to his or her position pursuant to any arrangement or understanding with any other person.

      c. Compliance with Section 16(a)

            Information contained in the section entitled "PRINCIPAL SHAREHOLDERS AND HOLDINGS OF MANAGEMENT OF INTERCHANGE - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2003 Annual Meeting Proxy Statement is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

      Information contained in the section entitled "INTERCHANGE EXECUTIVE COMPENSATION AND OTHER INTERCHANGE INFORMATION - Executive Compensation" in the Company's 2003 Annual Meeting Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information contained in the section entitled "Principal Shareholders and Holdings of Management of Interchange" in the Company's 2003 Annual Meeting Proxy Statement is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The table below summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

------------------------------------------------------------------------------------------------------------------------------------
                                     Number of securities to be       Weighted-average          Number of securities remaining
                                      issued upon exercise of        exercise price of        available for future issuance under
                                        outstanding options,        outstanding options,     equity compensation plans (excluding
                                        warrants and rights         warrants and rights       securities reflected in column (a))
------------------------------------------------------------------------------------------------------------------------------------
Plan category                                   (a)                         (b)                               (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
  by security holders                         494,016                       $11.91                          672,268
Equity compensation plans not
  approved by security holders                     --                           --                               --
                                              -------                       ------                          -------
Total                                         494,016                       $11.91                          672,268
                                              =======                       ======                          =======

The Outside Director Incentive Compensation Plan

      The Outside Director Incentive Compensation Plan is designed to attract qualified personnel to accept positions of responsibility as outside directors with Interchange and to provide incentives for persons to remain on the board, as outside directors. The Compensation/Stock Option Committee administers the Outside Director Incentive Compensation Plan, reviews the awards and submits recommendations to the full board of directors for action. Options to acquire 1,000 shares of Interchange common stock are granted to each outside director of Interchange each year on the anniversary date of the initial grant. Each option represents the right to purchase, upon exercise, one share of Interchange common stock at an exercise price equal to the price of a share of stock at the close of business on the date of the grant as reported by the Nasdaq National Market. Stock options may be exercisable between one and ten years from the date granted. All options granted under the Outside Director Incentive Compensation Plan are non-qualified stock options and are not entitled to special tax treatment under the Internal Revenue Code of 1986, as amended.

Stock Option and Incentive Plan

The Stock Option and Incentive Plan of 1997, as amended, is designed to align shareholders' and executive officers' interests. The Compensation/Stock Option Committee administers the plan, reviews the awards and submits recommendations to the full board of directors for action. Stock options are granted on a discretionary basis with an exercise price equal to the price of a share of stock at the close of business on the date of the grant as reported by the Nasdaq National Market. Stock options may be exercisable between one and ten years from the date granted. Such stock options provide a retention and motivational program for executives and an incentive for the creation of shareholder value over the long-term since their full benefit cannot be realized unless an appreciation in the price of the common stock occurs over a specified number of years.

      The Stock Option and Incentive Plan also provides for the issuance of incentive stock awards as determined by the board of directors of Interchange. Certain key executives may be awarded incentive compensation in the form of 3-year restricted stock, which is forfeitable upon termination of employment during that time period. Key employees may also use their cash bonus to purchase two-year restricted stock at a twenty-five percent discount. All amounts in excess of the purchase price of this stock are forfeitable should they terminate their employment during that time period. Incentive stock awards are an important factor in attracting and motivating key executives who will dedicate their maximum efforts toward the advancement of the Company.

Item 13. Certain Relationships and Related Transactions

      The information contained in the section entitled "Certain Relationships and Related Party Transactions of Interchange" in the Company's 2003 Annual Meeting Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive

Officer and current and former Chief Financial Officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and current and former Chief Financial Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   The following documents are filed as part of this Report:

            1.    Financial Statements: The Financial Statements listed under
                  Item 8 to this Report are set forth at pages 31 through 34, and the Notes to Consolidated Financial Statements are set forth at pages 35 through 51, of the 2002 Annual Report to Shareholders (See Exhibit 13 under paragraph (a)3 of this Item
                  14).

            2. Financial Statement Schedules: All required schedules for the Company and its subsidiaries have been included in the Consolidated Financial Statements or related Notes thereto.

            3. Exhibits: Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described in such parenthetical reference.

                  Exhibit 2.1 Agreement and Plan of Merger, dated as of November 18, 2002, by and between Registrant and Bridge View Bancorp (Incorporated by reference to Exhibit 2.1 to Registrant's Form S-4, filed February 14, 2003, Registration Statement No. 333-103256)

                  Exhibit 3(a) Restated Certificate of Incorporation of Registrant (Incorporated by reference to
                                  Exhibit 3.1 to Registrant's Form S-4, filed
                                  February 14, 2003, Registration Statement No. 333-103256)

                  Exhibit 3(b) Amended and Restated Bylaws of Registrant, dated October 24, 2002(Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

            *     Exhibit 10(a)   Agreement for legal services between Andora
                                  and Romano and Registrant, dated April 25,
                                  2002.

            (1)   Exhibit 10(b)   Outside Director Incentive Compensation Plan
                                  (Incorporated by reference to Exhibit 4(a) to Registrant's Form S-8, filed June 26, 2000,
                                  Registration Statement No. 33-40098)

            (1)   Exhibit 10(c)   Stock Option and Incentive Plan of 1997, as
                                  Amended (Incorporated by reference to Exhibit
                                  4(a) to Registrant's Form S-8, filed August
                                  26, 2002, Registration Statement No. 33-98705)

            (1)   Exhibit 10(d)   Directors' Retirement Plan, as Amended 2002
                                  (Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for fiscal year ended December 31, 2001)

            (1)   Exhibit 10(e)   Executives' Supplemental Pension Plan
                                  (Incorporated by reference to Exhibit 10(i)(4) to Annual Report on Form 10-K for fiscal year ended December 31, 1994)

            (1)   Exhibit 10(f)   Change-in-Control Agreements for the
                                  Registrant's principal executive officers, and
                                  Amendment dated June 14, 2001 (Incorporated by
                                  reference to Exhibit 10(f) to Annual Report on
                                  Form 10-K for fiscal year ended December 31,
                                  2001)

            *     Exhibit 11      Statement regarding computation of per share
                                  earnings

            *     Exhibit 13      Portion of the Annual Report to Shareholders
                                  for the year ended December 31, 2002

            *     Exhibit 21      Subsidiaries of Registrant

            *     Exhibit 23      Independent Auditors' Consent of Deloitte &
                                  Touche LLP

      (b)   Reports on Form 8-K during the quarter ended December 31, 2002:

                                  The Company filed a Current Report on Form 8-K on November 26, 2002. Item 5 of the referenced Current Report contained the press release announcing that it has entered into an Agreement and Plan of Merger with Bridge View Bancorp, Englewood Cliffs, New Jersey.

      ----------
      (1) Pursuant to Item 14(a) - 3 of Form 10-K, this exhibit represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this item.

      *     Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Interchange Financial Services
                                            Corporation


By: /s/ Anthony S. Abbate                   By: /s/ Charles T. Field
    -----------------------------               --------------------------------
    Anthony S. Abbate                           Charles T. Field
    President and Chief Executive               Senior Vice President and
    Officer                                     Chief Financial Officer
    (principal executive officer)               (principal financial and
                                                accounting officer)

March 21, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/ Anthony S. Abbate                                 /s/ Charles T. Field
-----------------------------------------------       ---------------------------------------------------
Anthony S. Abbate              March 21, 2003         Charles T. Field                     March 21, 2003
   Director                                              Senior Vice President and
   President and Chief Executive Officer                 Chief Financial Officer


/s/ Anthony D. Andora                                  /s/ Nicholas R. Marcalus
-----------------------------------------------       ---------------------------------------------------
Anthony D. Andora              March 21, 2003         Nicholas R. Marcalus                 March 21, 2003
   Director                                             Director
   Chairman of the Board


/s/ Donald L. Correll                                  /s/ Eleanore S. Nissley
-----------------------------------------------       ---------------------------------------------------
Donald L. Correll              March 21, 2003         Eleanore S. Nissley                  March 21, 2003
   Director                                             Director


/s/ Anthony R. Coscia                                  /s/ Jeremiah F. O'Connor
-----------------------------------------------       ---------------------------------------------------
Anthony R. Coscia              March 21, 2003         Jeremiah F. O'Connor                 March 21, 2003
   Director                                             Director


/s/ John J. Eccleston                                  /s/ Robert P. Rittereiser
-----------------------------------------------       ---------------------------------------------------
John J. Eccleston              March 21, 2003         Robert P. Rittereiser                March 21, 2003
   Director                                             Director


/s/ David R. Ficca                                     /s/ Benjamin Rosenzweig
-----------------------------------------------       ---------------------------------------------------
David R. Ficca                 March 21, 2003         Benjamin Rosenzweig                  March 21, 2003
   Director                                             Director


/s/ James E. Healey                                    /s/ William Schuber
-----------------------------------------------       ---------------------------------------------------
James E. Healey                March 21, 2003         William Schuber                      March 21, 2003
   Director                                             Director

                      CERTIFICATION OF DISCLOSURE CONTROLS

I, Anthony S. Abbate, certify that:

1. I have reviewed this annual report on Form 10-K of Interchange Financial Services Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003                      /s/ Anthony S. Abbate
      --------------                      --------------------------------------
                                          President and Chief Executive Officer

                      CERTIFICATION OF DISCLOSURE CONTROLS

I, Anthony Labozzetta, certify that:

1. I have reviewed this annual report on Form 10-K of Interchange Financial Services Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003        /s/ Anthony Labozzetta
      --------------        ----------------------------------------------------
                            Executive Vice President and Chief Operating Officer
                            Formerly Chief Financial Officer thru February 2003

                      CERTIFICATION OF DISCLOSURE CONTROLS

I, Charles T. Field, certify that:

1. I have reviewed this annual report on Form 10-K of Interchange Financial Services Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003           /s/ Charles T. Field
      --------------           -------------------------------------------------
                               Senior Vice President and Chief Financial Officer