Form 10-Q
period 2003-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2003-05-15
CIK 755933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________
                                    FORM 10-Q
                                _________________



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003.

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the transition period from _____to_____.


                         Commission File number 1-10518


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

       New Jersey                                       22-2553159
_______________________________                        _________________
(State or other jurisdiction of                        (I.R.S. Employer
incorporation  or organization)                       Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                    07663
________________________________________               _________________
(Address of principal executive offices)                 (Zip Code)

                                                  (201) 703-2265
                      ____________________________________

              (Registrant's telephone number, including area code)

                                      None
____________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


The number of outstanding shares of the Registrant's common stock, no par value per share, as of May 12, 2003, was 12,789,195 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION


                                      INDEX


PART I      FINANCIAL INFORMATION
                                                                       Page No.
  Item 1    Financial Statements

            Consolidated Balance Sheets as of
            March 31, 2003 (unaudited) and December 31, 2002 . . . . . . . . 1

            Consolidated Statements of Income for the three months ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited).2

            Consolidated Statements of Changes in
            Stockholders' Equity for the three months ended
            March 31, 2003 (unaudited) and March 31, 2002 (unaudited) . . . .3

            Consolidated Statements of Cash Flows for the three months ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited).4

            Notes to Consolidated Financial Statements (unaudited) . . . . . 5

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . 10

  Item 3 Quantitative and Qualitative Disclosures About Market Risk (Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of
            Financial Condition and Results of Operation in the section on Market Risk). . . . . . . . . . . . . . . . . . .  . . . . . 19


  Item 4    Controls and Procedures . . . . . . . . . . . . . . . . . . .   24

PART II     OTHER INFORMATION

  Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 25

  Item 2    Changes in Securities and Use of Proceeds.  . . . . . . . . . . 25

  Item 3    Defaults upon Senior Securities . . . . . . . . . . . . . . . . 25

  Item 4    Submission of Matters to a Vote of Security Holders . . . . . . 25

  Item 5    Other Information . . . . . . . . . . . . . . . . . . . . . . . 25

  Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .25

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .26

Item 1: Financial Statements
Interchange Financial Services Corporation
________________________________________________________________________________

CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________
(dollars in thousands)
                                                  March 31,     December 31,
                                                    2003            2002
                                                  __________    _____________
                                                 (unaudited)
Assets
Cash and due from banks                            $ 24,125         $ 23,266
Interest earning deposits                            15,000              -
Federal funds sold                                   31,800           10,650
                                                   _________     ____________
Total cash and cash equivalents                      70,925           33,916
                                                   _________     ____________

Securities held to maturity at amortized cost
 (estimated market value of $28,050 and $29,590
 for March 31, 2003 and December 31, 2002,
   respectively)                                     26,803            28,192
                                                  __________      ____________
Securities available for sale at estimated market
 value (amortized cost of $216,357 and $217,924
 for March 31, 2003 and December 31, 2002,
 respectively)                                      223,010           224,320
                                                  __________       ___________

Loans and leases (net of unearned income and
 deferred fees of $7,830 and $8,657 for
 March 31, 2003 and December 31, 2002,
 respectively)                                       606,739          615,641
 Less:  Allowance for loan and lease losses            7,226            7,207
                                                  __________       __________
Net loans and leases                                 599,513          608,434
                                                  __________       __________


Bank owned life insurance                             21,551           21,274
Premises and equipment, net                           10,585           10,512
Foreclosed real estate and other repossesed assets       197              176
Goodwill                                               1,538            1,447
Intangible assets                                        213              231
Accrued interest receivable and other assets           8,532            7,830
                                                  __________       __________
Total assets                                        $962,867         $936,332
                                                  ==========       ==========

Liabilities
Deposits
Non-interest bearing                                $118,216         $118,578
Interest bearing                                     722,699          697,094
                                                  __________       __________
Total deposits                                       840,915          815,672

Securities sold under agreements to repurchase        15,956           17,389
Long-term borrowings                                  10,000           10,000
Accrued interest payable and other liabilities        12,554           12,591
                                                   __________       _________
Total liabilities                                    879,425          855,652
                                                   __________       _________
Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 22,500,000
     shares authorized;
     9,839,682 and 9,815,207 shares issued and
     outstanding at March 31, 2003 and
     December 31, 2002, respectively                  5,397             5,397
Capital surplus                                      21,178            21,097
Retained earnings                                    65,588            63,314
Accumulated other comprehensive income                3,720             3,596
                                                    ________       __________
                                                      95,883           93,404
Less:  Treasury stock                                 12,441           12,724
                                                    ________       __________
Total stockholders' equity                            83,442           80,680
                                                    ________       __________
Total liabilities and stockholders' equity          $962,867         $936,332
                                                    ========       ==========
_____________________________________________________________________________
   See notes to consolidated financial statements.

                                  1


Interchange Financial Services Corporation
______________________________________________________________________________
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31,
______________________________________________________________________________
(dollars in thousands, except per share data)
(unaudited)

                                                     2003            2002
                                                  __________     ____________

Interest income
Interest and fees on loans                          $ 10,857         $ 11,014
Interest on federal funds sold                            63               53
Interest on interest earning deposits                     12                -
Interest and dividends on securities
    Taxable interest income                            2,283            2,504
    Interest income exempt from federal income
    taxes                                                179              126
    Dividends                                             56               47
                                                  __________        _________
Total interest income                                 13,450           13,744
                                                  __________        _________

Interest expense
Interest on deposits                                   3,407            4,384
Interest on securities sold under agreements to
 repurchase                                               86               49
Interest on short-term borrowings                          -              140
Interest on long-term borrowings                         105              103
                                                  __________        _________
Total interest expense                                 3,598            4,676
                                                  __________        _________


Net interest income                                    9,852            9,068
Provision for loan and lease losses                      265              225
                                                  __________        _________
Net interest income after provision for loan
losses                                                 9,587            8,843
                                                  __________        _________

Non-interest income
Service fees on deposit accounts                         653              614
Net gain on sale of securities                             -              187
Net gain on sale of loans and leases                     198               30
Bank owned life insurance                                278              221
Commissions on sale of annuities and mutual funds        213               52
Other                                                    502              457
                                                  __________        _________

Total non-interest income                              1,844            1,561
                                                  __________        _________


Non-interest expense
Salaries and benefits                                  3,628            3,259
Occupancy                                                928              864
Furniture and equipment                                  253              285
Advertising and promotion                                315              425
Foreclosed real estate                                     -                6
Amortization of intangible assets                         19               13
Other                                                  1,384            1,280
                                                  __________        _________

Total non-interest expense                             6,527            6,132
                                                  __________        _________

Income before income taxes                             4,904            4,272
Income taxes                                           1,548            1,332

Net income                                           $ 3,356          $ 2,940
                                                  ==========        =========

Basic earnings per common share                        $0.34            $0.30
                                                        ====             ====

Diluted earnings per common share                      $0.34            $0.30
                                                        ====             ====
______________________________________________________________________________
See notes to consolidated financial statements.
                                     2


Interchange Financial Services Corporation
___________________________________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended Ended March 31,
___________________________________________________________________________________________________________________________________
(dollars in thousands, except per share data)
(unaudited)
                                                                                Accumulated
                                                                                  Other
                                                   Comprehensive    Retained  Comprehensive  Common    Capital   Treasury
                                                      Income        Earnings      Income      Stock    Surplus    Stock      Total
                                                  ______________  ___________ _____________ ________   ________  _________  _______
Balance at January 1, 2002                                            $54,758        $1,156   $5,397    $20,993   $(4,071)  $68,233
Comprehensive income
  Net Income                                             $2,940         2,940                                                 2,940
  Other comprehensive income, net of taxes
    Unrealized losses on AFS debt securities               (551)
    Less: realized gains on disposition of
    securities                                             (117)
                                                  _____________
  Other comprehensive income, net of taxes                 (668)                      (668)                                   (668)
                                                  _____________
Comprehensive income                                     $2,272
                                                  =============

Dividends on common stock                                                (979)                                                 (979)

Issued 21,069 shares of common stock in
  connection with Executive Compensation Plan                                                                66       244       310

Exercised 10,625 option shares                                                                              (63)      123        60

Issued 107,877 shares of common stock in
  connection with the acquisition of certain
  assets and assumption of certain liabilities
  of Monarch Capital  Corporation                                                                           131     1,244     1,375

Purchased 18,150 shares of common stock                                                                              (235)     (235
                                                                      _______    __________    _____    _______  _________   _______
    Balance at March 31, 2002                                          56,719           488    5,397     21,127   (12,695)   71,036

    Comprehensive income
       Net Income                                        $9,937        9,937                                                  9,937
       Other comprehensive income, net of taxes
        Unrealized  gains on AFS debt securities          3,588
        Less: realized gains on disposition of
        securities                                         (480)
                                                       _________
       Other comprehensive income
                                                          3,108                       3,108                                   3,108
                                                        ________

    Comprehensive income                                 $13,045
                                                        ========
    Dividends on common stock                                         (3,342)                                                (3,342)

    Exercised 14,533 option shares                                                                          (30)      168       138
    Purchased 11,400 shares of common stock                                                                          (197)     (197)
                                                                       ________   _________    _____   ________   ________   ______
    Balance at December 31, 2002                                        63,314        3,596    5,397     21,097    12,724)   80,680

    Comprehensive income
       Net Income                                        $3,356          3,356                                                 3,356
       Other comprehensive income, net of taxes
         Unrealized gains on AFS debt securities           143

       Minimum pension liability adjustment                (19)
                                                      __________
       Other comprehensive income
                                                           124                         124                                      124
                                                      __________

    Comprehensive income                                 $3,480
                                                      ==========

    Dividends on common stock                                           (1,082)                                              (1,082)
    Issued 20,833 shares of common stock in
    connection with Executive Compensation Plan                                                         109         245         354
    Exercised 3,740 option shares                                                                       (28)         38          10
                                                                       ________  _________ ________  ________   __________  ________
    Balance at March 31, 2003
                                                                        $65,588    $3,720   $5,397   $21,178   $(12,441)    $83,442
                                                                       ========  ========== ======== ========    =========  ========

___________________________________________________________________________________________________________________________________
See notes to consolidated financial statements.


Interchange Financial Services Corporation
___________________________________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
___________________________________________________________________________________________________________________________________
(dollars in thousands)
(unaudited)
                                                                                    2003           2002
                                                                                  __________     _________


Cash flows from operating activities
Net income                                                                            $ 3,356      $ 2,940
Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                         357          367
    Amortization of securities premiums                                                   776          407
    Accretion of securities discounts                                                     (77)         (71)
    Amortization of premiums in connection with acquisition                                18           13
    Provision for loan losses                                                             265          225
    Increase in cash surrender value of Bank Owned Life Insurance                        (277)        (221)
    Origination of Loans available for sale                                            (4,068)           -
    Sale of loans available for sale                                                    4,173            -
    Net gain on sale of securities                                                          -         (187)
    Net gain on sale of loans                                                            (198)         (30)
    Net gain on sale of fixed assets                                                       10            -
Decrease (increase) in operating assets
    Accrued interest receivable                                                          (209)        (289)
    Accounts receivable- leases sold                                                        -        4,921
    Other                                                                                (725)        (665)
(Decrease) increase in operating liabilities
    Accrued interest payable                                                               12         (135)
    Other                                                                                 (49)        2,074
                                                                                  ___________     _________

Cash provided by operating activities                                                   3,364        9,349
                                                                                  ___________     _________

Cash flows from investing activities
(Payments for) proceeds from
    Purchase of loans                                                                     -        (14,930)
    Net repayments (originations) of loans                                              7,499       (5,467)
    Sale of loans                                                                       1,196          345
    Purchase of securities available-for-sale                                         (12,947)     (31,796)
    Maturities of securities available-for-sale                                        13,893       11,708
    Sale of securities available for sale                                                   -        3,159
    Maturities of securities held-to-maturity                                           1,311        3,908
    Purchase of fixed assets                                                             (413)        (525)
    Sale of reposessed assets                                                              33           91
    Premium in connection with acquisition                                                 -        (1,861)
                                                                                  ____________  __________
Cash used in investing activities                                                      10,572      (35,368)
                                                                                  ____________  __________
Cash flows from financing activities
Proceeds from (payments for)
    Deposits in excess of withdrawals                                                  25,243       28,422
    Securities sold under agreements to repurchase and other borrowings                 8,275       22,656
    Retirement of securities sold under agreement to repurchase and
      other borrowings                                                                 (9,708)     (23,756)
    Minimum pension liability, net of taxes                                               (19)           -
    Dividends                                                                          (1,082)        (979)
    Treasury stock                                                                          -         (235)
    Common stock issued                                                                   354        1,685
    Exercise of option shares                                                              10           60
                                                                                 _____________  __________
Cash provided by financing activities                                                  23,073       27,853
                                                                                 _____________  __________

Increase in cash and cash equivalents                                                  37,009        1,834
Cash and cash equivalents, beginning of year                                           33,916       22,211
                                                                                 _____________  __________
Cash and cash equivalents, end of period                                              $70,925      $24,045
                                                                                 =============  ==========

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                                           $3,586       $6,410
    Income taxes                                                                           45            -

Supplemental disclosure of non-cash investing activities:
    Loans transferred to foreclosed real estate and other
      repossessed assets                                                                   54           69
    Stock issued for net assets purchased                                                   -        1,375
__________________________________________________________________________________________________________
See notes to consolidated financial statements.                                     4

                                     4

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

1. Basis of  Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Interchange Financial Services Corporation and its wholly owned subsidiaries (on a consolidated basis, the 'Company") including its principal operating subsidiary, Interchange Bank (the "Bank"), and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2002.

     The consolidated financial data for the three months ended March 31, 2003 and 2002, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

2. Earnings Per Common Share

     Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

3. Legal  Proceedings

     The Company is a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

4. Recent Accounting  Pronouncements

     On April 30, 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for contracts entered into or modified after June 30, 2003, except for contracts that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the financial position or results of operations of the Company because the Company does not have any derivative activity.

5. Cash Dividend

     The Company declared a cash dividend of $0.11 per share, which was paid on March 28, 2003 to shareholders of record as of March 14, 2003.

6. Stock Based  Compensation

     The Company accounts for stock option plans under the recognition and measurement principles of APB Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect net income and diluted earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, " Accounting for Stock-Based Compensation," to stock-based compensation for the quarters ended March 31, 2003 and 2002:

(in thousands, except share data) (unaudited)

(in thousands, except share data) (unaudited)
                                _____________________________
                                  For the three months ended
                                          March 31,
                                    2003               2002
                                ___________   _____________

Net Income
    As reported                      $3,356          $2,940
    Less: Total stock-based
    compensation 71pense determined
    under the fair value method
    for all rewards, net of related
    tax effects                          71              39
                                     _______         _______
    Pro-forma                        $3,356          $2,940
                                     =======         =======

Diluted earnings per common share
    As reported                       $0.34          $ 0.30
    Less: Total stock-based
    compensation expense determine
    under the fair value method for
    all rewards, net of related
    tax effects                        0.01            0.01
    Pro-forma                      ========          =======
                                      $0.33           $0.29
                                   ========          =======



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2003 and 2002, respectively: dividend yield of 2.48% and 2.37%; expected volatility of 24.80% and 25.12%; risk-free interest rate of 3.44% and 4.65%; and expected lives of 7 years. The effects of applying these assumptions in determining the pro-forma net income may not be representative of the effects on pro-forma net income for future years.

7.  Subsequent Events

On April 30, 2003 the Company completed its acquisition of Bridge View Bancorp ("Bridge View"), a Bergen County-based bank holding company with eleven locations. At March 31, 2003, Bridge View had approximately $301.5 million of total assets, $30.3 million of capital and $269.5 million of deposits. The aggregate purchase price paid to Bridge View shareholders was approximately $85.0 million and consisted of approximately 2.9 million shares of the Company's common stock and $33.5 million in cash. The transaction will be accounted for as a purchase and the cost in excess of net assets acquired will be allocated to identified intangible assets and goodwill.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2003 and 2002, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's 2002 Annual Report on Form 10-K.

Forward Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company which are not historical facts may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan portfolio, the quality of the loan portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; (vi) losses in the Company's leasing subsidiary exceeding management's expectations; and (vii) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

Company

     The Company is a bank holding company headquartered in Bergen County, New Jersey. The Company's principal operating subsidiary is Interchange Bank, a New Jersey-chartered commercial bank. In addition to the Bank, the Company has one other wholly owned direct subsidiary: Clover Leaf Mortgage Company, a New Jersey corporation, which is not currently engaged in any business activity. The Bank has four direct subsidiaries: Clover Leaf Investment Corporation, an investment company operating pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., a New Jersey corporation engaged in the sale of tax-deferred annuities and insurance; Clover Leaf Management Realty Corporation, a Real Estate Investment Trust ("REIT"), which manages certain real estate assets of the Company; and Interchange Capital Company, L.L.C. ("ICC"), a New Jersey limited liability company which engages in equipment lease financing. All of the Bank's subsidiaries are 100% owned by the Bank, except for the REIT, which is 99% owned by the Bank.

Critical Accounting Policies and Judgments

     The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations: Critical Accounting Policies and Judgements in our 2002 Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                              RESULTS OF OPERATIONS

     For the first quarter of 2003, the Company reported earnings per diluted common share of $0.34, an increase of 13.3% over the $0.30 reported in the same period in 2002. Net income for the three months ended March 31, 2003 was $3.4 million, an increase of $416 thousand, or 14.1%, over the same period last year. The improvement in earnings was largely provided by an $802 thousand, or 8.8%, growth in net interest income on a tax-equivalent basis for the three-month period. Growth in average interest earning assets of $85.0 million, or 10.7%, along with a stable net interest margin ("margin") of 4.51% versus 4.59% for the three months ended March 31, 2003 and 2002, respectively, were the main reasons for the improvement in net interest income. The growth in average interest earning assets was funded primarily with low cost core deposits, which are an essential and cost-effective funding source for the Bank. The margin contraction of 8 basis points, or 1.7%, for the three-month period ending March 31, 2003 when compared to the same period in 2002 resulted from average interest earning assets repricing faster than our average interest bearing liabilities. A $283 thousand, or 18.1%, increase in non-interest income also contributed to the growth in revenue.

     The growth in revenues was partly offset by a $395 thousand, or 6.4%, increase in non-interest expenses. The increase was due to an increase in salary and benefits of approximately $369 thousand, or 11.3%, as a result of normal promotion and merit raises, an increase in general medical and retirement expenses and an increase in additional human infrastructure for planned expansion.

     For the three months ended March 31, 2003, two of the Company's key performance ratios, Return on Average Assets ("ROA") and Return on Average Equity ("ROE") remained strong when compared to the same period in 2002. ROA increased to 1.42% from 1.38% and ROE was 16.38% as compared to 16.98% for the same period last year.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. Net interest income on a tax-equivalent basis increased $802 thousand, or 8.8%, to $10.0 million for the quarter ended March 31, 2003 as compared to the same quarter in 2002.Net interest income is adjusted to a taxable equivalent basis to recognize the income from tax-exempt assets as if the interest was taxable, thereby allowing a uniform comparison to be made between yields on assets. The Company uses an effective tax rate of 34%, which is adjusted for a "TEFRA" disallowance. The tax equivalent adjustment amounted to $108 thousand and $90 thousand for the quarters ended March 31, 2003 and 2002, respectively. The increase in net interest income was due mostly to a 10.7% growth in average interest earning assets. The growth in interest earning assets was funded primarily by deposit liabilities, which grew 10.7% on average for the first quarter of 2003 when compared to the same quarter in 2003. The margin, which contracted 8 basis points to 4.51% for the first quarter of 2003 when compared to the same quarter in 2002, offset the growth in net interest income. The margin contraction resulted from average interest earning assets repricing faster than average interest bearing liabilities. Earning asset yields decreased 80 basis points, while the cost of funds declined 74 basis points.

     Interest income, on a tax-equivalent basis, totaled $13.6 million for the first quarter of 2003, a decrease of $276 thousand, or 2.0%, when compared to the same quarter in 2002. The decrease in interest income was a function of a decline of 80 basis points in yields on interest earning assets to 6.14% for the first quarter of 2003 when compared to the same quarter in 2002. The decline in interest earning asset yields was largely attributed to a decrease in market interest rates, prepayments, amortization and maturities in the loan and securities portfolio as well as a shift in asset composition. The decrease was tempered by a $85.0 million, or 10.7%, growth in average interest-earning assets, which occurred mostly in securities and loans of $49.1 million, or 25.4%, and $22.6 million, or 3.8%, respectively.

     Interest expense, which totaled $3.6 million for the first quarter of 2003, decreased $1.1 million, or 23.1%, when compared to the same period in 2002. The decrease in interest expense was a byproduct of the decline in market interest rates particularly short-term rates during 2002. In addition, the composition of the Company's deposits also had a favorable impact on the Company's interest expense. The deposit composition combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 87 basis points to 1.97% for the quarter ended March 31, 2003 when compared to the same period in 2002. The interest expense benefit produced by the decline in the cost of interest bearing liabilities more than offset the increase in interest expense resulting from the growth of deposits. Interest bearing deposits grew on average $73.3 million, or 11.6%, for the first quarter of 2003 when compared to the same period in 2002.

____________________________________________________________________________________________________________________________________
Analysis of Net Interest Income
____________________________________________________________________________________________________________________________________
for the quarter ended March 31,
(dollars in thousands)                                              2003                                  2002
(unaudited)                                           _______________________________________  _____________________________________


                                                        Average                    Average     Average                Average
                                                        Balance       Interest      Rate       Balance    Interest      Rate
                             Assets                   ____________  ____________ ____________  _________  _________  __________

Interest earning assets:
Loans (1)                                                 $614,301       $10,897       7.10 %  $591,674     $11,054        7.47 %
Taxable securities (4)                                     221,386         2,339       4.23     182,438       2,551        5.59
Tax-exempt securities (2) (4)                               20,940           247       4.72      10,774         176        6.53
Interest earning deposits                                    4,333            12       1.11           -           -           -
Federal funds sold                                          21,585            63       1.17      12,668          53        1.67
                                                      ____________  ____________ __________    _________  ___________ __________
     Total interest-earning assets                         882,545        13,558       6.14     797,554     13,834        6.94
                                                                    ____________                          ___________

Non-interest earning assets:
Cash and due from banks                                     22,167                                21,052
Allowance for loan and lease losses                         (7,207)                               (6,568)
Other assets                                                47,958                                38,965
                                                      ____________                             _________
     Total assets                                         $945,463                              $851,003
                                                      ============                             =========

         Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                                 $705,960         3,407       1.93     $632,697     4,384         2.77
Borrowings                                                  26,229           191       2.91       25,880       292         4.51
                                                      ____________  ____________ __________    _________  ___________ __________
     Total interest-bearing liabilities                    732,189         3,598       1.97      658,577     4,676         2.84
                                                                    ____________                          ___________

Non-interest bearing liabilities
Demand deposits                                            118,779                               112,135
Other liabilities                                           12,521                                11,025
                                                      ____________                             _________
     Total liabilities (3)                                 863,489                               781,737
Stockholders' equity                                        81,974                                69,266
                                                      ____________                             _________
     Total liabilities and stockholders' equity           $945,463                              $851,003
                                                      ============                             =========

Net interest income (tax-equivalent basis)                                 9,960       4.17                  9,158          4.10
Tax-equivalent basis adjustment                                            (108)                               (90)
                                                                    ____________                            _______
     Net interest income                                                  $9,852                            $9,068

                                                                   =============

Net interest income as a percent of interest-earning
assets (tax-equivalent basis)                                                          4.51 %                               4.59 %

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

Provision  for Loan and Lease  Losses
     The provision for loan and lease losses represents management's calculation of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Allowance for loan and lease losses". In the first quarters of 2003 and 2002, the Company's provision for loan and lease losses was $265 thousand and $225 thousand, respectively.

Non-interest Income
     For the quarter ended March 31, 2003, non-interest income totaled $1.8 million, an increase of $283 thousand, or 18.1%, when compared to the same period in 2002. The improvement was largely due to increases in commissions on sales of annuities and mutual funds and net gains from the sale of conforming 20 and 30 year residential mortgages through the Mortgage Finance Partnership Program ("MPF") with the Federal Home Loan Bank of $161 thousand and $137 thousand, respectively. In addition, an increase in the cash surrender value of Bank Owned Life Insurance and in syndication fees on leases sold of $57 thousand and $32 thousand, respectively, also contributed to the growth in non-interest income. During the quarter the Company did not
                                  12


recognize any gains on the sale of securities as compared to $187 thousand in gains for the same period in 2002.

Non-interest Expense
     Non-interest expense increased $395 thousand, or 6.4%, to $6.5 million for the quarter ended March 31, 2003 when compared to the same period one year ago. Contributing to the increase in non-interest expense were increases in salaries and benefits and occupancy expenses of $369 thousand and $64 thousand, respectively. A decline in advertising expenses of $110 thousand served to partly offset the aforementioned increases. Advertising was reduced as campaigns in 2002 for branding and the new branch in Hackensack did not reoccur in 2003.

Income Taxes
     Income tax expense as a percentage of pre-tax income was 31.6% for the three months ended March 31, 2003 as compared to 31.2% for the first quarter of 2002.

                               FINANCIAL CONDITION

     At March 31, 2003, the Company's total assets were $962.9 million, an increase of $26.5 million, or 2.8%, from $936.3 million at December 31, 2002. The growth was largely in federal funds sold and interest earning deposits, which grew $21.2 million and $15.0 million, respectively, during the period between March 31, 2003 and December 31, 2002. The asset growth was funded principally by a $25.2 million increase in deposit liabilities for March 31, 2003 as compared to December 31, 2002.

Cash and Cash Equivalents

     At March 31, 2003, cash and cash equivalents increased $37.0 million to $70.9 million when compared to December 31, 2002. This was largely the result of financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) generating cash more rapidly than investing activities (funding loans and investment growth) could utilize it. This can be seen more completely on the accompanying unaudited Statements of Cash Flows.

Securities Portfolio

     Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), each security is classified as either trading, available-for-sale ("AFS"), or held-to-maturity ("HTM"). The Company has no securities classified as trading. The AFS securities are recorded at their estimated fair value. The after-tax difference between amortized cost and fair value of AFS securities is recorded as "accumulated other comprehensive income" in the equity section of the balance sheet. The tax impact of such adjustment is recorded as an adjustment to the amount of the deferred tax liability. The HTM securities are carried at cost adjusted for the amortization of premiums and accretion of discounts, which are recognized as an adjustment to income.

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for pledging requirements and to manage asset quality diversification. At March 31, 2003, investment securities totaled $249.8 million and represented 25.9% of total assets, as compared to $252.5 million and 27.0%, respectively, at December 31, 2002. AFS securities comprised 89.3% of the total securities portfolio at March 31, 2003 as compared to 88.8% at December 31, 2002. During the first quarter of 2003, the Company did not sell any securities.
                                  14

 The following table reflects the composition of the securities portfolio:
 (dollars in thousands)

                                                ________________________________________________________
                                                                       March 31, 2003
                                                ________________________________________________________
                                                                        (unaudited)
                                                                     Gross       Gross       Estimated
                                                     Amortized    Unrealized    Unrealized     Market
                                                        Cost         Gains      Losses        Value
                                                 ________________  ___________   ___________ ____________

Securities held to maturity
   Mortgage-backed securities                            $15,481         $563            $10     $ 16,034
   Obligations of U.S. agencies                            1,994           43              -        2,037
   Obligations of states & political subdivisions          9,228          651              -        9,879
   Other debt securities                                     100            -              -          100
                                                 ________________  ___________   ___________ ____________
                                                          26,803        1,257             10       28,050
                                                 ________________  ___________   ___________ ____________
Securities available for sale
   Mortgage-backed securities                             87,020        1,528            283       88,265
   Obligations of U.S. agencies                          103,587        4,527             25      108,089
   Obligations of states & political subdivisions         21,813          945             39       22,719
   Other debt securities                                       -            -              -            -
   Equity securities                                       3,937            -              -        3,937
                                                 ________________  ____________  ___________  ___________
                                                         216,357        7,000            347      223,010
                                                 ________________  ____________  ___________  ___________
    Total securities                                    $243,160       $8,257           $357     $251,060
                                                 ================  ============  ===========  ===========
                                                 __________________________________________________________
                                                                 December 31, 2002
                                                 __________________________________________________________

                                                                     Gross       Gross          Estimated
                                                     Amortized    Unrealized    Unrealized       Market
                                                        Cost         Gains      Losses           Value
                                                 _______________   ____________  ___________ ______________
Securities held to maturity
   Mortgage-backed securities                            $16,437         $667           $ -        $ 17,104
   Obligations of U.S. agencies                            1,991           68             -           2,059
   Obligations of states & political subdivisions          9,664          663             -          10,327
   Other debt securities                                     100            -             -             100
                                                 _______________    ___________  ___________  _____________
                                                          28,192        1,398             -          29,590
                                                 _______________    ___________  ___________  _____________

Securities available for sale
   Mortgage-backed securities                            101,028        1,778           201         102,605
   Obligations of U.S. agencies                           91,577        3,982             -          95,559
   Obligations of states & political subdivisions         21,382          889            52          22,219
   Equity securities                                       3,937            -             -           3,937
                                                 _______________    ___________  __________   _____________
                                                         217,924        6,649           253         224,320
                                                 _______________    ___________  __________   ______________
    Total securities                                    $246,116       $8,047          $253        $253,910

                                                 ===============    ===========  ==========   ==============


    At March 31, 2003, the contractual maturities of HTM securities and AFS securities were as follows:
(dollars in thousands)

                                             Securities                    Securities
                                           Held-to-Maturity           Available-for-Sale
                                        ___________________         _____________________
                                        Amortized    Market         Amortized      Market
                                           Cost       Value            Cost        Value
                                        ___________________         _____________________
      Within 1 year                     $ 4,887     $ 4,929         $ 19,606     $ 19,584
      After 1 but within 5 years         10,139      10,677          148,210      153,232
      After 5 but within 10 years         7,942       8,465           19,374       19,887
      After 10 years                      3,835       3,979           25,230       26,370
      Equity securities                       -           -            3,937        3,937
                                        ___________________         _____________________
                               Total    $26,803     $28,050         $216,357    $ 223,010
                                        ====================        =====================

Loans

     Total loans amounted to $606.7 million at March 31, 2003, a decrease of $8.9 million from $615.6 million at December 31, 2002. The decline was predominately in commercial and residential mortgage loans, which decreased $5.5 million and $5.2 million, respectively. Increased loan prepayments as a result of the historically low market interest rate environment and increased competition for these loans drove the decline in the real estate mortgage portfolios. In addition, the sale of loans through the previously mentioned FHLB MPF program contributed to the reduction in loans.

     The following table reflects the composition of the loan and lease portfolio: (dollars in thousand


                                        ____________________   _________________
                                             March 31,            December 31,
                                               2003                   2002
                                        ____________________   _________________
                                              (unaudited)

Amount of loans by type
     Real estate-mortgage
         1-4 family residential
             First liens                           $96,533             $100,302
             Junior liens                            5,609                6,241
             Home equity                           124,238              125,037
         Commercial                                217,123              222,628
         Construction                               14,400               11,359
                                        ___________________     ________________
                                                   457,903              465,567
                                        ___________________     ________________
     Commercial loans
         Commercial and financial                  105,482              104,542
         Lease financing                            25,480               26,356
                                        ___________________     ________________
                                                   130,962              130,898
                                        ___________________     ________________
     Consumer loans
         Lease financing                            15,012               15,969
         Installment                                 2,862                3,207

                                                    17,874               19,176
                                        ___________________     ________________
               Total                              $606,739             $615,641
                                       ====================   =================

                                  16

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. At March 31, 2003, nonperforming assets amounted to $5.2 million, a decrease of $0.9 million from $6.1 million at December 31, 2002. The decrease was due principally to the pay-off in full of a non-performing commercial loan. Certain of the nonperforming assets were collateralized by cash, other liquid collateral or real estate. The Company maintains liquid collateral totaling $1.0 million, which can be applied against losses on certain acquired leases representing approximately $1.1 million of nonperforming assets. The ratio of nonperforming assets to total loans and foreclosed real estate and other repossessed assets increased to 0.86% at March 31, 2003 from 1.00% at December 31, 2002.

     The  following  table  lists  nonaccrual  loans,   restructured  loans  and
foreclosed real estate and other repossessed assets at March 31, 2003, and December 31, 2002: (dollars in thousands)

                                                     _________________          _____________
                                                          March 31,              December 31,
                                                            2003                  2002
                                                     _________________          ______________


Nonperforming loans                                             $5,013                $5,963
Foreclosed real estate and other repossessed assets                197                   176
                                                      ________________          _____________
      Total nonperforming assets                                $5,210                $6,139
                                                      ================          =============


Allowance for Loan and Lease Losses

     The allowance for loan and lease losses ("ALLL) is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

     The Company considers the ALLL of $7.2 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio.

     The following table presents the provisions for loan and lease losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters ended March 31, 2003 and 2002: (dollars in thousands)

                                                               Three months ended
                                                                      March 31,
                                                            _____________________________
                                                                2003              2002
                                                            ____________    _____________

Average loans outstanding                                       $614,301         $591,674
                                                            ============    =============

Allowance at beginning of period                                   7,207            6,569
                                                            ____________    _____________
Loans charged off
     Real estate                                                       6              -
     Commercial and financial                                         25               22
     Commercial lease financing                                      208              479
     Consumer loans                                                    7              -
                                                            ____________    _____________
          Total                                                      247              501
                                                            ____________     ____________
Recoveries of loans previously charged off
     Commercial lease financing                                        1                5
     Consumer loans                                                   -                 1
                                                            ____________     ____________
          Total                                                        1                6
                                                            ____________     ____________
Additions to allowance charged to expense                            265              225
                                                             ___________     ____________
Allowance at end of period                                       $ 7,226      $     6,299
                                                             ============    ============
Allowance to total loans                                            1.19 %          1.05 %
Ratio of net charge-offs to average loans (annualized)              0.16 %          0.33 %


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

     At March 31, 2003, total deposits were $840.9 million, an increase of $25.2 million, or 3.1%, when compared to $815.7 million at December 31, 2002. The growth in deposits occurred mostly in money market savings and interest-bearing demand deposits, which increased $10.2 million and $8.3 million, respectively. In addition, growth in savings and total time deposits of $3.6 million and $3.5 million, respectively, contributed to the increase in deposits at March 31, 2003 as compared to December 31, 2002. Total time deposits represented 28.6% of total deposits at March 31, 2003 compared to 29.1% at December 31, 2002.

     For the three months ended March 31, 2003, the Company's overall yield on deposits declined by 70 basis points to 1.65% as compared to the same period last year. The decrease was mostly attributable to a decline in market interest rates.

     The  following  table  reflects  the  composition  of deposit  liabilities:
(dollars in thousands)
                                  18


                                        _______________       ________________
                                             March 31,            December 31,
                                               2003                   2002
                                        _______________       ________________

Non-interest Demand                           $118,218                $118,578
Interest Bearing Demand                        332,322                 323,998
Savings                                         83,873                  80,300
Money Market Savings                            65,617                  55,372
Time Deposits <$100,000                        221,492                 210,727
Time Deposits >$100,000                         19,393                  26,697
                                        ______________        ________________
     Total                                    $840,915                $815,672
                                        ==============        ================


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

     Market risk is generally described as the sensitivity of income to adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices. Market rate sensitive instruments include: financial instruments such as investments, loans, mortgage-backed securities, deposits, borrowings and other debt obligations; derivative financial instruments, such as futures, forwards, swaps and options; and derivative commodity instruments, such as commodity futures, forwards, swaps and options that are permitted to be settled in cash or another financial instrument.

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during the first quarter of 2003. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

Interest Rate Risk

     Interest rate risk is generally described as the exposure to potentially adverse changes in current and future net interest income resulting from: fluctuations in interest rates; product spreads; and imbalances in the repricing opportunities of interest-rate-sensitive assets and liabilities. Therefore, managing the Company's interest rate sensitivity is a primary objective of the Company's senior management. The Company's Asset/Liability Committee ("ALCO") is responsible for managing the exposure to changes in market interest rates. ALCO attempts to maintain stable net interest margins by periodically evaluating the relationship between interest-rate-sensitive assets and liabilities. The evaluation, which is performed at least quarterly and presented to the Board, attempts to determine the impact on net interest margin from current and prospective changes in market interest rates.

     The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At March 31, 2003, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and an 100 basis point declining interest rate environment. Based on the simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 4.0%. At March 31, 2003, the Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and an 100 basis point declining interest rate environment:

Net Interest Income Sensitivity Simulation

                  Percentage Change in Estimated Net Interest
                     Income over a twelve month horizon
                  ___________________________________________
                            March 31,
                       2003           2002
                  ____________  ____________

+200 basis points       -1.8 %      -12.0 %
+100 basis points        1.6 %       -5.2 %
-100 basis points       -4.1 %       -0.4 %
-200 basis points         *          -1.8 %

* Not simulated due to the historically low interest rate environment.


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

     Further, as market conditions vary from those assumed in the simulation, actual results will also differ due to: prepayment/refinancing levels deviating from those assumed; the varying impact of interest rate changes on caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other internal/external variables. Furthermore, the simulation does not reflect actions that ALCO might take in response to anticipated changes in interest rates or competitive conditions in the market place.

     In addition to the above-mentioned techniques, the Company utilizes sensitivity gap analysis as an interest rate risk measurement. Sensitivity gap is determined by analyzing the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same period of time. Sensitivity gap analysis provides an indication of the extent to which the Company's net interest income may be affected by future changes in market interest rates. The cumulative gap position expressed as a percentage of total assets provides one relative measure of the Company's interest rate exposure.

     The cumulative gap between the Company's interest-rate-sensitive assets and its interest-rate-sensitive liabilities repricing within a one-year period was a negative 7.4% at March 31, 2003. Since the cumulative gap was negative, the Company has a "negative gap" position, which theoretically will cause its assets to reprice more slowly than its deposit liabilities. In a declining interest rate environment, interest costs may be expected to fall faster than the interest received on earning assets, thus increasing the net interest spread. If interest rates increase, a negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities therefore decreasing the net interest spread.

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

     A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to certain limitations) and minority interests, less goodwill and any unrealized gains or losses. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities that exceed Tier 1 limits, certain other capital instruments and term subordinated debt. Total capital is the sum of core and supplementary capital.

     At March 31, 2003, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At March 31, 2003, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.

     The capital levels of the Company and the Bank at March 31, 2003, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                                              To Be "Well
                                                                                                           Capitalized" Under
                                                                                 For Capital               Prompt Corrective
                                                         Actual                Adequacy Purposes             Action Provisions
                                                ____________ ____________    _____________ ___________    ___________   ____________
                                                  Amount         Ratio           Amount        Ratio         Amount        Ratio
                                                ____________ ____________    _____________ ___________    ___________   ____________


As of March 31, 2003:
    Total Capital (to Risk Weighted Assets):

      The Company                                   $85,224        13.46 %        $50,638        8.00 %         N/A          N/A
       The Bank                                      84,153        13.30           50,637        8.00         $63,297        10.00 %
    Tier 1 Capital (to Risk Weighted Assets):
       The Company                                   77,998        12.32           25,319        4.00            N/A          N/A
       The Bank                                      76,926        12.15           25,319        4.00         37,978          6.00
    Tier 1 Capital (to Average Assets):
       The Company                                   77,998         8.30           28,199        3.00            N/A          N/A
       The Bank                                      76,926         8.21           28,126        3.00         46,877          5.00

As of December 31, 2002:
    Total Capital (to Risk Weighted Assets):
       The Company                                  $82,658        13.33 %        $49,619        8.00 %          N/A          N/A
       The Bank                                      80,813        13.00           49,714        8.00        $62,143        10.00 %
    Tier 1 Capital (to Risk Weighted Assets):
       The Company                                   75,451        12.16           24,809        4.00            N/A          N/A
       The Bank                                      73,606        11.84           24,857        4.00         37,286         6.00
    Tier 1 Capital (to Average Assets):
       The Company                                   75,451         8.12           27,864        3.00            N/A          N/A
       The Bank                                      73,606         7.92           27,868        3.00         46,446         5.00


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

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 2003, total deposits amounted to $840.9 million, an increase of $25.2 million, or 3.1%, from December 31, 2002. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At March 31, 2003, advances from the FHLB and REPOS amounted to $10.0 million and $16.0 million, respectively, as compared to $10.0 million and $17.4 million, respectively, at December 31, 2002. Net loans at March 31, 2003 amounted to $599.5 million, a decrease of $8.9 million, from $608.4 million at December 31, 2002.

     The Company's most liquid assets are cash and cash equivalents. At March 31, 2003, the total of such assets amounted to $70.9 million, or 7.4%, of total assets, compared to $33.9 million, or 3.6%, of total assets at December 31, 2002. The increase in cash and cash equivalents was due largely to deposit growth and loan prepayments, which produced funds that were placed in temporary investments and interest earning deposits pending investment in loans and securities.

     Another significant liquidity source is the Company's AFS securities. At March 31, 2003 AFS securities amounted to $223.0 million, or 89.2%, of total securities, compared to $224.3 million, or 88.8%, of total securities at December 31, 2002.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $86.3 million line of credit available through its membership in the FHLB.

  The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve to a varying degree elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised. At March 31, 2003 outstanding commitments to fund loans totaled $151.7 million and outstanding standby letters of credit totaled $1.3 million.

     The Company maintains a policy of paying regular cash dividends and anticipates continuing that policy. The Company could, if necessary, modify the amount or frequency, of dividends as an additional source of liquidity. There are imposed dividend restrictions on the Bank of which are described in Note 17 Restrictions of Subsidiary Bank Dividends in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit and to maintain proper levels of liquidity.

Item 4.  Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Section 240.13a-14(c) and 240.15b-14 (c)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal  Proceedings
         Reference  is also made to Note 3 of the  Company's
         Consolidated Financial Statements in this Form 10-Q.

Item 2.  Change in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  The following exhibits are furnished herewith:
              Exhibit.
              _______
              11   Statement re computation of per share earnings
              99   Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002

         (b)  Reports on Form 8-K

              During the quarter ended March 31, 2003, the Company filed the following Current Report on Form 8-K:

                    On January 22, 2003, Interchange Financial Services Corporation issued a press release reporting earnings for the year and quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By:      /s/ Charles T. Field
         ___________________________
         Charles T. Field
         Senior Vice President & CFO
         (Duly Authorized Officer and Principal
         Financial and Accounting Officer)

Dated: May 15, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

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

Date: May 15, 2003                         /s/ Anthony S. Abbate
                                           _____________________________________
                                           President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

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


Date: May 15, 2003                                   /s/ Charles T. Field
                                                     ___________________________
                                                     Senior Vice President
                                                     and Chief Financial Officer


Exhibit 11. Statement re computation of per share earnings
(dollars in thousands, except per share amounts)
(unaudited)




                                  __________________________________________________________________________________
                                                                  Three Months Ended,
                                  __________________________________________________________________________________

                                              March 31, 2003                           March 31, 2002
                                  ______________________________________    ________________________________________
                                                 Weighted        Per                      Weighted        Per
                                                  Average       Share                      Average       Share
                                    Income        Shares       Amount         Income       Shares       Amount
                                  ____________  __________   __________      __________   _________     _____________

Basic Earnings per
   Common Share
Income available to
   common shareholders                 $3,356        9,829         $0.34         $2,940        9,777           $0.30
                                                             ============                                ============

Effect of Dilutive Shares
Options issued                              -          139                            -           90

                                  ___________  ____________                   __________   __________
Diluted Earnings per
   Common Share                        $3,356        9,968         $0.34         $2,940        9,867            $0.30
                                  =========== ===============  ==========     =========== ============   ============


   Exhibit  99  -   Certification   Pursuant   to  Section   906  of  the
   Sarbanes-Oxley Act of 2002

   In connection with the filing of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, (the "Report") by Interchange Financial Services Corporation ("Registrant"), each of the undersigned hereby certifies that:

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


                                           /s/ Anthony S. Abbate
                                           _____________________________________
                                           Anthony S. Abbate
                                           President and Chief Executive Officer


                                           /s/ Charles T. Field
                                           _____________________________________
                                           Charles T. Field
                                           Senior Vice President and CFO