Form 10-Q
period 2003-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2003-08-14
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               _________________
                                    FORM 10-Q
                               _________________



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, June 30, 2003

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

                                 (201) 703-2265
________________________________________________________________________________

              (Registrant's telephone number, including area code)

                                      None
________________________________________________________________________________

(Former  name,  former  address and former  fiscal year,  if changed  since last report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing
requirements  for the past 90 days.  Yes  X   No
                                         ___    _____

The number of outstanding shares of the Registrant's common stock, no par value per share, as of July 31, 2003, was 12,793,801 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION


                                      INDEX


PART I            FINANCIAL INFORMATION
                                                                        Page No.
         Item 1   Financial Statements

                           Consolidated Balance Sheets as of
                           June 30, 2003 and December 31, 2002 .  . . . . .   1

                           Consolidated Statements of Income for the three and
                           six-month periods ended June 30, 2003 and 2002 .   2

                           Consolidated Statements of Changes in
                           Stockholders' Equity for the six months ended
                           June 30, 2003 and 2002 . . . . . . . . . . .  . .  3

                           Consolidated Statements of Cash Flows for the
                           six months ended June 30, 2003 and 2002 . . . .    4

                           Notes to Consolidated Financial Statements . . . . 5

         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . .  12

         Item 3 Quantitative and Qualitative Disclosures About Market Risk (Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operation in the section on
                           Market Risk).  . . . . . . . . .                  26

         Item 4            Controls and Procedures . . . . .                 31

PART II         OTHER INFORMATION

         Item 1            Legal Proceedings . . . . . . . . . . . . . .     32

         Item 2            Changes in Securities and Use of Proceeds. . .    32

         Item 3            Defaults upon Senior Securities  . . . . . . .    32

         Item 4            Submission of Matters to a Vote
                           of Security Holders . . . . . . . . . . . . .     32

         Item 5            Other Information . . . . . . . . . . . . . .     32

         Item 6            Exhibits and Reports on Form 8-K . . . . . .      32

                           Signatures . . . . . . . . . . . . . . . . .      33

Item 1: Financial Statements


Interchange Financial Services Corporation
________________________________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________________________________
(dollars in thousands)

                                                                             June 30,      December 31,
                                                                              2003            2002
                                                                            ___________  _____________
                                                                            (unaudited)
   Assets

   Cash and due from banks                                                     $ 44,583       $ 23,266
   Federal funds sold                                                            11,000         10,650
                                                                            ___________    ___________
                                                                                 55,583         33,916
                                                                            ___________    ___________

   Securities held to maturity at amortized cost (estimated market value of $26,166 and $29,590 for June 30, 2003 and December 31, 2002,
         respectively)                                                           24,741         28,192
                                                                            ___________    ___________

   Securities available for sale at estimated market value (amortized cost of $313,667 and $217,924 for June 30, 2003 and December 31, 2002,
         respectively)                                                          320,204        224,320
                                                                            ___________    ___________
   Loans and leases (net of unearned income and deferred fees of $7,573 and
        $8,657 for June 30, 2003 and December 31, 2002, respectively)           805,084        615,641
        Less:  Allowance for loan and lease losses                                9,537          7,207
                                                                            ___________    ___________
   Net loans and leases                                                         795,547        608,434
                                                                            ___________    ___________


   Bank owned life insurance                                                     21,542         21,274
   Premises and equipment, net                                                   20,440         10,512
   Foreclosed real estate and other repossesed assets                               172            176
   Goodwill                                                                      55,270          1,447
   Intangible assets                                                              4,417            231
   Accrued interest receivable and other assets                                  14,185          7,830
                                                                            ___________    ___________

   Total assets                                                              $1,312,101       $936,332
                                                                            ===========    ===========

   Liabilities
   Deposits
     Non-Interest bearing                                                      $212,395       $118,578
     Interest bearing                                                           924,431        697,094
                                                                            ___________    ___________
  Total deposits                                                              1,136,826        815,672
                                                                            ___________    ___________

Securities sold under agreements to repurchase                                   11,420         17,390
Long-term borrowings                                                             10,000         10,000
Accrued interest payable and other liabilities                                   15,852         12,590
                                                                            ___________    ___________
Total liabilities                                                             1,174,098        855,652
                                                                            ___________    ___________

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 22,500,000 shares authorized;
   12,756,842 and 9,815,207 shares issued and outstanding at
    June 30, 2003 and December 31, 2002, respectively                             5,397          5,397
Capital surplus                                                                  73,355         21,097
Retained earnings                                                                68,693         63,314
Accumulated other comprehensive income                                            3,653          3,596
                                                                            ___________     __________
                                                                                151,098         93,404
Less:  Treasury stock                                                            13,095         12,724
                                                                            ___________      _________

Total stockholders' equity                                                      138,003         80,680
                                                                            ___________      _________

   Total liabilities and stockholders' equity                                $1,312,101       $936,332
                                                                            ===========      =========
_______________________________________________________________________________________________________
   See notes to consolidated financial statements.


Interchange Financial Services Corporation
______________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF INCOME
______________________________________________________________________________________________________
(dollars in thousands, except per share data) (unaudited)

                                                                          Three Months Ended                 Six Months Ended
                                                                               June 30,                          June 30,
                                                                      ___________________________       ___________________________


                                                                         2003           2002                2003          2002
                                                                      ____________   ____________       ____________   ____________

Interest income
Interest and fees on loans                                                $12,470        $11,340             $23,326        $22,354
Interest on federal funds sold                                                121             67                 184            120
Interest on interest bearing deposits                                           9            -                    21             -
Interest and dividends on securities
    Taxable interest income                                                 2,329          2,598               4,612          5,102
    Interest income exempt from federal income taxes                          221            149                 400            275
    Dividends                                                                  52             47                 109             94
                                                                       ___________   ____________       ____________   ____________
Total interest income                                                      15,202         14,201              28,652         27,945
                                                                       ___________   ____________       ____________   _____________


Interest expense
Interest on deposits                                                        3,416          4,313               6,823          8,697
Interest on securities sold under agreements to repurchase                     79             43                 165             92
Interest on short-term borrowings                                               -            110                   -            250
Interest on long-term borrowings                                              107            108                 212            211

                                                                       __________    ___________        ____________    ___________
Total interest expense                                                      3,602          4,574               7,200          9,250
                                                                       __________    ___________        ____________    ___________

Net interest income                                                        11,600          9,627              21,452         18,695
Provision for loan and lease losses                                           530            255                 795            480
                                                                       __________    ___________        ____________    ___________

Net interest income after provision for loan losses                        11,070          9,372              20,657         18,215
                                                                       __________    ___________        ____________    ___________

Non-interest income
Service fees on deposit accounts                                              908            649               1,561          1,263
Net gain on sale of securities                                                 19             94                  19            281
Net gain on sale of loans and leases                                          147              8                 345             38
Bank owned life insurance                                                     784            224               1,062            445
Commissions on sale of annuities and mutual funds                             175            155                 388            207
Other                                                                         611            347               1,113            804
                                                                       __________    ___________        ____________    ___________

Total non-interest income                                                   2,644          1,477               4,488          3,038
                                                                       __________    ___________        ____________    ___________

Non-interest expense
Salaries and benefits                                                       4,193          3,303               7,821          6,562
Net occupancy                                                               1,095            869               2,023          1,733
Furniture and equipment                                                       353            305                 606            590
Advertising and promotion                                                     423            364                 737            789
Federal Deposit Insurance Corporation assessment                               37             33                  71             65
Foreclosed real estate                                                          -              5                   -             11
Amortization of intangible assets                                              90             18                 109             31
Other                                                                       1,505          1,395               2,856          2,643
                                                                      ___________    ___________        ____________    ___________

Total non-interest expense                                                  7,696          6,292              14,223         12,424
                                                                      ___________    ___________        ____________    ___________

Income before income taxes                                                  6,018          4,557              10,922          8,829

Income taxes                                                                1,831          1,492               3,379          2,824
                                                                      ___________    ___________        ____________    ___________

Net income                                                                $ 4,187        $ 3,065             $ 7,543        $ 6,005
                                                                      ===========    ===========        ============    ===========

Basic earnings per common share                                             $0.35          $0.31               $0.70          $0.61
                                                                      ===========    ===========        ============    ===========

Diluted earnings per common share                                           $0.35          $0.31               $0.69          $0.60
                                                                      ============   ============       ============    ===========
___________________________________________________________________________________________________________________________________
See notes to consolidated financial statements.
/TABLE>




Interchange Financial Services Corporation
___________________________________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
For the Six Months Ended Ended June 30,
___________________________________________________________________________________________________________________________________
(dollars in thousands, except per share data) (unaudited)
                                                                                    Accumulated
                                                                                       Other
                                                          Comprehensive  Retained Comprehensive  Common  Capital  Treasury
                                                            Income       Earnings   Income       Stock   Surplus   Stock    Total
                                                          ______________ ________ _____________ ______   ________  ________ ________
Balance at January 1, 2002                                                $54,758        $1,156  $5,397   $20,993 $(14,071) $68,233
Comprehensive income
  Net Income                                                     $6,005     6,005                                             6,005
  Other comprehensive income, net of taxes
    Unrealized gains on AFS debt securities                       1,187
    Less: gains on disposition of securities                       (187)
                                                            ____________
  Other comprehensive income, net of taxes                        1,000                   1,000                               1,000
                                                            ____________
Comprehensive income                                             $7,005
                                                            ============

Dividends on common stock                                                  (1,961)                                           (1,961)
Issued 21,069 shares of common stock in connection
   with Executive Compensation Plan                                                                            66      244      310
Exercised 18,435 option shares                                                                                (66)     213      147
Issued 107,877 shares of common stock in connection with
   the acquisition of certain assets and assumption of
   certain liabilities of Monarch Capital Corporation                                                         131    1,244    1,375
Purchased 18,150 shares of common stock                                                                               (235)    (235)

                                                                         ________ _____________   ______   ______  ________ _______
Balance at June 30, 2002                                                   58,802         2,156   5,397    21,124  (12,605)  74,874

Comprehensive income                                             $6,872     6,872                                             6,872
   Other comprehensive income, net of taxes
     Unrealized  gains on AFS debt securities                     1,850
     Add: losses on disposition of securities                      (410)
                                                            ___________
 Other comprehensive income, net of taxes                         1,440                   1,440                               1,440
                                                            ___________
Comprehensive income                                             $8,312
                                                            ===========
Dividends on common stock                                                  (2,360)                                           (2,360)
Exercised 6,723 option shares                                                                                 (27)      78       51
Purchased 11,400 shares of common stock                                                                               (197)    (197)
                                                                          ________ ____________   ______   ______ _________  ______
Balance at December 31, 2002                                               63,314         3,596    5,397   21,097  (12,724)  80,680
Comprehensive income
     Net Income                                                  $7,543     7,543                                             7,543
     Other comprehensive income, net of taxes
       Unrealized net gains on AFS debt securities                  282
       Less: net gains on disposition of securities                (206)
       Minimum pension liability                                    (19)
                                                            ___________
       Other comprehensive income, net of taxes                      57                     57                                   57
                                                            ___________
Comprehensive income                                             $7,600
                                                            ===========

Dividends on common stock                                                  (2,164)                                           (2,164)
Issued 20,833 shares of common stock in connection
   with Executive Compensation Plan                                                                          109       245      354
Exercised 7,141 option shares                                                                                (31)       77       46
Issued 2,949,719 shares of common stock in connection with
   the acquisition of Bridge View Bancorp                                                                 52,180             52,180
Reacquired 35,959 shares in lieu of non-performing asset                                                              (693)    (693)

                                                                          ________  __________  _______  ________  ________  _______
Balance at June 30, 2003                                                  $68,693       $3,653   $5,397  $73,355  $(13,095)$138,003
                                                                          ========  ==========  =======  ========  ======== =======
___________________________________________________________________________________________________________________________________
See notes to consolidated financial statements.


Interchange Financial Services Corporation
___________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
___________________________________________________________________________________________________________
(dollars in thousands)
(unaudited)

                                                                                       2003         2002
                                                                                    __________   __________

Cash flows from operating activities
Net income                                                                             $ 7,543      $ 6,005
Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                          801          728
    Amortization of securities premiums                                                  1,649          853
    Accretion of securities discounts                                                     (166)        (147)
    Amortization of premiums in connection with acquisition                                250           32
    Provision for loan and lease losses                                                    795          480
    Increase in cash surrender value of Bank Owned Life Insurance                         (268)        (446)
    Net gain on the sale of repossessed assets                                              (7)           -
    Origination of loans held for sale                                                  (7,549)           -
    Sale of loans held for sale                                                          7,775            -
    Other than temporary impairment of securities                                          415            -
    Net gain on sale of securities available for sale                                     (475)        (284)
    Net gain on sale of loans and leases                                                  (345)         (38)
    Net gain on sale of fixed assets                                                        10            -
Decrease (increase) in operating assets
    Accrued interest receivable                                                           (554)        (442)
    Accounts receivable- leases sold                                                         -        4,921
    Other                                                                               (5,309)        (253)
(Decrease) increase in operating liabilities
    Accrued interest payable                                                              (319)         (97)
    Other                                                                                1,962        2,915
                                                                                    __________  ___________
Cash provided by operating activities                                                    6,208       14,227
                                                                                    __________  ___________

Cash flows from investing activities
(Payments for) proceeds from
    Purchase of loans                                                                      (53)     (14,945)
    Net originations of loans                                                           (6,343)     (27,066)
    Net proceeds from the sale of leases                                                 1,520          493
    Purchase of securities available for sale                                         (134,890)     (74,343)
    Maturities of securities available for sale                                         64,603       20,450
    Sale of securities available for sale                                               13,029        7,234
    Maturities of securities held to maturity                                            3,342        7,795
    Purchase of fixed assets                                                              (560)        (997)
    Sale of reposessed assets                                                              100          251
    Net cash proceeds from acquisition of Bridge View Bancorp                           20,191            -
    Premium in connection with acquisition                                                 -         (1,861)
                                                                                    __________  ___________
Cash used in investing activities                                                      (39,061)     (82,989)
                                                                                    __________  ___________
Cash flows from financing activities
Proceeds from (payments for)
    Deposits in excess of withdrawals                                                   62,272       65,692
    Securities sold under agreements to repurchase and other borrowings                 14,059       13,542
    Retirement of securities sold under agreement to repurchase and
      other borrowings                                                                 (20,028)     (14,187)
    Minimum pension liability, net of taxes                                                (19)           -
    Dividends                                                                           (2,164)      (1,961)
    Treasury stock                                                                           -         (235)
    Common stock issued                                                                    354        1,685
    Exercise of option shares                                                               46          147
                                                                                    __________  ___________
Cash provided by financing activities                                                   54,520       64,683
                                                                                    __________  ___________

Increase in cash and cash equivalents                                                   21,667       (4,079)
Cash and cash equivalents, beginning of year                                            33,916       22,211
                                                                                    __________  ___________
Cash and cash equivalents, end of period                                               $55,583      $18,132
                                                                                    ==========  ===========

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                                            $7,101       $9,348
    Income taxes                                                                         4,365        2,679

Supplemental disclosure of non-cash investing activities:
    Loans transferred to foreclosed real estate and other
      repossessed assets                                                                    89          351
    Stock issued related to Bridge View acquisition                                     52,180           -


___________________________________________________________________________________________________________
See notes to consolidated financial statements.



 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX-MONTH PERIODS
                               ENDED JUNE 30, 2003
                                  (Unaudited)

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

     The consolidated financial data for the three and six-month periods ended June 30, 2003 and 2002, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates pertain to the allowance for loan and lease losses and the fair value of financial instruments.

Stock Based Compensation: The Company accounts for stock option plans under the recognition and measurement principles of APB Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and diluted earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, " Accounting for Stock-Based Compensation," to stock-based compensation for the three and six months ended June 30, 2003 and 2002:

(in thousands, except share data) (unaudited)


                                                    ___________________________  __________________________
                                                    For the three months ended     For the six months ended
                                                            June 30,                      June 30,

                                                      2003              2002        2003            2002
                                                    ________       ____________  _________      ___________
Net Income
  As reported                                         $4,187             $3,065     $7,543           $6,005

  Less: Total stock-based
  compensation
  expense determined under the fair
  value method for all rewards,
  net of related tax effects                              90                 62        160              121
                                                    ________       ____________  _________      ___________
      Pro-forma                                       $4,097             $3,003     $7,383           $5,884
                                                    ========       ============  =========      ===========
Diluted earnings per common share
  As reported                                         $ 0.35              $0.31      $0.69            $0.60
 Less: Total stock-based
  compensation
  expense determined under the fair
  value method for all rewards,
  net of related tax effects                            0.01               0.01       0.02             0.01
                                                     _______       ____________  _________       ___________

      Pro-forma                                        $0.34              $0.30      $0.67            $0.59
                                                     =======      =============  =========       ===========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants issued during the three months ended June 30, 2003: dividend yield of 2.14; expected volatility of 24.69%; risk-free interest rate of 3.39%; and expected lives of 7 years. Prior period assumptions are described in Note 12 "Stock Option and Incentive Plan in the Notes to Consolidated Financial Statements" in the Company's 2002 Annual Report on Form 10K. The effects of applying these assumptions in determining the pro-forma net income may not be representative of the effects on pro-forma net income for future years.

2. Acquisition and Pro Forma Disclosure

On April 30, 2003 the Company completed its acquisition of 100% of the common stock of Bridge View Bancorp ("Bridge View"), a Bergen County-based bank holding company with eleven locations, which expanded the Company's presence into eastern Bergen County. The results of Bridge View's operations have been included in the consolidated financial statements since that date. Bridge View had approximately $278 million of total assets, $185 million of loans and $259 million of deposits. The aggregate purchase price paid to Bridge View shareholders was approximately $85.7 million and consisted of approximately 2.9 million shares of the Company's common stock with an approximate market value of $52.2 million based upon the average closing price three days prior to and after the acquisition date and $33.5 million in cash. The transaction was accounted for as a purchase and the cost in excess of net assets acquired of approximately $57.7 million was allocated to net identified intangibles of approximately $4.3 million and goodwill of approximately $53.7 million.

     The following pro forma condensed consolidated statements of income for the three and six months ended June 30, 2002 and 2003 give effect to the merger as if the merger had been consummated on either January 1, 2002 or 2003.

     The pro forma information is not necessarily indicative of the results of operations in the future or the results of operations, which would have been realized had the merger been consummated during the periods or as of the dates for which the pro forma information is presented.

           Interchange Financial Services Corporation and Subsidiaries
                   PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)
                                                                     Three Months Ended           Six Months Ended
                                                                        June 30,                     June 30,
                                                                  ________________________     _________________________
                                                                    2003            2002          2003            2002

Interest income                                                   $ 16,243        $ 17,316      $ 32,912        $ 34,105
Interest expense                                                     3,726           4,862         7,743           9,887
                                                                  ________        ________      ________        ________
      Net interest income                                           12,517          12,454        25,169          24,218
                                                                  ________        ________      ________        ________

Provision for loan and lease losses                                    530             405           810             690
                                                                  ________        ________      ________        ________
Net interest income after provision for loan
and lease losses                                                    11,987          12,049        24,359          23,528
Non-interest income                                                  2,877           2,236         5,272           4,279
Non-interest expense
   Salaries and benefits                                             4,619           4,307         9,315           8,511
   Occupancy and FF&E                                                1,618           1,643         3,246           3,159
   Other expenses                                                    2,353           2,539         4,773           4,866
                                                                 _________         _______      ________         _______
                                                                     8,590           8,489        17,334          16,536

     Net income before taxes                                         6,274           5,796        12,297          11,271

Income Taxes                                                         1,936           1,922         3,931           3,672
                                                                 _________         _______      ________        ________
     Net income                                                    $ 4,338         $ 3,874       $ 8,366         $ 7,599
                                                                 =========         =======      ========        ========
Earnings per common share:
     Basic                                                            0.34            0.31          0.66            0.61
     Diluted                                                          0.33            0.30          0.65            0.60


3.  Earnings  Per Common Share

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

4. Commitments and Contingent Liabilities

Legal Proceedings
     The Company is a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Commitments to Extend Credit

     At June 30, 2003, the Company had commitments of approximately $178 million to extend credit, of which approximately $2 million represents standby letters of credit.

5. Goodwill and Other Intangibles

     With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002, goodwill is no longer amortized to expense, but rather is tested for impairment periodically. Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Impairment, if any, is measured on a discounted future cash flow basis. Goodwill is reviewed for impairment annually and on an interim basis when conditions require. If necessary an impairment charge is recognized in the period that goodwill has been deemed to be impaired. At the date of adoption, there was no unamortized goodwill.

     At June 30, 2003, gross intangible assets amounted to $4.6 million and accumulated amortization amounted to $178,000. At December 31, 2002, gross intangible assets amounted to $300,000 and accumulated amortization amounted to $69,000. Amortization of intangible assets as a result of acquisitions, which is included in non-interest expense, amounted to $109,000, and $31,000 for the six months ended June 30, 2003 and 2002, respectively. During the second quarter, the Company recorded a core deposit intangible of $4.3 million in connection with the Bridge View merger. The core deposit intangible has an estimated life of 10 years and the Company amortized $72,000 for the first half of 2003. The core deposit intangible will be periodically reviewed for impairment. In addition, the Company recorded goodwill of $53.7 million in connection with the Bridge View merger. The goodwill will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

6. Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for contracts entered into or modified after June 30, 2003, except for contracts that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the financial position or results of operations of the Company because the Company does not have any derivative activity.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the financial position or results of operations of the Company because the Company does not have any financial instruments that have characteristics of both liabilities and equity.

7. Cash Dividend

     The Company paid a cash dividend of $0.11 per share on May 26, 2003 to holders of record as of April 28, 2003.


8.  Securities Held-to-Maturity and Securities Available-for-Sale

     Securities  held-to-maturity  ("HTM")  and  securities   available-for-sale
("AFS") consist of the following: (in thousands)
                                                   _____________________________________________
                                                                 June 30, 2003
                                                   _____________________________________________
                                                                 (unaudited)

                                                                  Gross       Gross     Estimated
                                                    Amortized   Unrealized  Unrealized   Market
                                                     Cost         Gains       Losses     Value
                                                    __________  __________  __________ __________

Securities HTM
   Mortgage-backed securities                          $13,405       $329    $       -    $ 13,734
   Obligations of U.S. agencies                          1,998         15            -       2,013
   Obligations of states & political subdivisions        9,238      1,081            -      10,319
   Other debt securities                                   100          -            -         100
                                                    __________  _________   __________ ___________
                                                        24,741      1,425            -      26,166
                                                    __________  _________   __________ ___________
Securities AFS
   Obligations of U.S. Treasury                        $41,174        $10   $        -    $ 41,184
   Mortgage-backed securities                           88,985      1,102          552      89,535
   Obligations of U.S. agencies                        145,244      4,506           47     149,703
   Obligations of states & political subdivisions       34,309      1,520            2      35,827
   Equity securities                                     3,955          -            -       3,955
                                                    __________  _________   __________ ___________
                                                       313,667      7,138          601     320,204
                                                    __________  _________   __________ ___________

    Total securities                                  $338,408     $8,563         $601    $346,370
                                                    ==========  =========   ========== ===========

                                                    ______________________________________________
                                                                 December 31, 2002
                                                    ______________________________________________
                                                                  Gross        Gross    Estimated
                                                    Amortized   Unrealized  Unrealized   Market
                                                      Cost        Gains        Losses    Value
                                                    ________    __________  __________  _________
Securities HTM
   Mortgage-backed securities                        $16,437          $667  $        -   $ 17,104
   Obligations of U.S. agencies                        1,991            68           -      2,059
   Obligations of states & political subdivisions      9,664           663           -     10,327
   Other debt securities                                 100             -           -        100
                                                    ________    __________  __________  _________
                                                      28,192         1,399           -     29,590
                                                    ________    __________  __________  _________

Securities AFS
   Mortgage-backed securities                        101,028         1,778         201    102,605
   Obligations of U.S. agencies                       91,577         3,982           -     95,559
   Obligations of states & political subdivisions     21,382           889          52     22,219
   Equity securities                                   3,937             -           -      3,937
                                                    ________    __________  __________  _________
                                                     217,924         6,649         253    224,320
                                                    ________    __________  __________  _________

    Total securities                                $246,116        $8,047        $253   $253,910
                                                    ========    ==========  ==========  =========



     At June 30, 2003, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands)


                                    Securities                   Securities
                                       HTM                         AFS
                               ___________________       ______________________
                               Amortized    Market        Amortized      Market
                                 Cost        Value              Cost      Value
                               ______________________     ______________________

Within 1 year                  $ 3,283     $ 3,305        $ 73,404     $ 73,312
After 1 but within 5 years      10,011      10,461         200,804      205,766
After 5 but within 10 years      7,640       8,238           8,969        9,137
After 10 years                   3,807       4,162          26,535       28,034
Equity securities                   -           -            3,955        3,955
                               _______    ________        ________     ________

                     Total     $24,741    $ 26,166        $313,667     $320,204
                               =======    ========        ========     ========


     Proceeds from the sale of securities AFS amounted to $13.0 million and $7.2 million for the six months ended June 30, 2003 and 2002, respectively, which resulted in gross realized gains of $478,000 and $261,000 for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $44,000 and $3,000 for the six months ended June 30, 2003 and 2002, respectively. These amounts are included in net gain on sale of securities in the Consolidated Statements of Income.

Proceeds from the sale of securities HTM amounted to $2.0 million for the six months ended June 30, 2002, which resulted in realized gains of $23,000. The securities were either scheduled to mature within 3 months or were called before maturity. There were no sales of securities HTM for the six months ended June 30, 2003.

     During the first half of 2003, the Company realized gross losses resulting from an acceleration of premium amortization on certain collateralized mortgage obligations of $415 thousand. The acceleration of premium amortization was largely driven by the historically high mortgage prepayment speeds due to the low interest rate environment.

     Securities with carrying amounts of $51.4 million and $58.6 million at June 30, 2003 and December 31, 2002, respectively, were pledged for public deposits, Federal Home Loan Bank advances, securities sold under repurchase agreements and other purposes required by law.



9.  Loans
     The composition of the loan portfolio is summarized as follows: (in thousands)



                                        ____________________  __________________
                                             June 30,             December 31,
                                               2003                   2002
                                        ____________________  __________________
                                            (unaudited)
Amount of loans by type
     Real estate-mortgage
         Residential                               $269,281             $231,580
         Commercial                                 318,316              222,628
         Construction                                29,783               11,359
                                        ____________________ ___________________
                                                    617,380              465,567
                                        ____________________ ___________________
     Commercial loans
         Commercial and financial                   134,728              104,542
         Lease financing                             31,477               26,356
                                        ____________________ ___________________
                                                    166,205              130,898
                                        ____________________ ___________________
     Consumer loans
         Lease financing                             14,313               15,969
         Installment                                  7,186                3,207
                                        ____________________ ___________________
                                                     21,499               19,176
                                        ____________________ ___________________

               Total                               $805,084             $615,641
                                        ====================   =================



     Nonperforming loans include loans, which are accounted for on a nonaccrual basis and troubled debt restructurings. Nonperforming loans are as follows: (in thousands)


                                        _________________  ___________________
                                            June 30,          December 31,
                                              2003                2002
                                        _________________  ___________________
Nonaccrual loans
     Residential real estate                      $1,220                 $495
     Commercial real estate                          834                1,780
     Commercial and financial                      2,040                1,300
     Commercial lease financing                    2,696                2,357
     Consumer                                         45                   31
                                       _________________  ___________________
                                                  $6,835               $5,963
                                       =================  ===================



10.  Allowance for Loan and Lease Losses

     The  Company's  recorded  investment in impaired  loans is as follows:  (in thousands)

                                                         ____________________________       _____________________________
                                                               June 30,                             December 31,
                                                                 2003                                   2002
                                                         ____________________________       _____________________________
                                                              (unaudited)

                                                         Investment          Related         Investment           Related
                                                            in              Allowance           in              Allowance
                                                          Impaired           for Loan         Impaired           for Loan
                                                            Loans             Losses            Loans              Losses
                                                         _________          __________       ___________     ____________
Impaired Loans
With a related allowance for loan losses
       Commercial and financial                              $ 982               $ 251           $ 1,104            $ 128
       Commercial real estate                                  664                  17             1,780               45
Without a related allowance for loan losses                    -                    -                  -                -
                                                         _________           __________       ___________    ____________
                                                            $1,646               $ 268            $2,884            $ 173
                                                         =========           ==========       ===========    ============

The impairment of the above loans was measured based on the fair value of collateral.


Changes in the allowance for loan and lease losses are summarized as follows: (in thousands) (unaudited)

                                                                   ___________________________             _________________________
                                                                   Three months ended June 30,             Six months ended June 30,
                                                                   ___________________________             _________________________

                                                                     2003               2002                 2003             2002
                                                                   __________        ________              ______          ________
Balance at beginning of period                                         $7,227          $6,299              $7,207            $6,569
Additions (deductions)
     Provision for loan and lease losses                                  530             255                 795               480
     Recoveries on loans previously charged off                             3              40                   5                46
     Loans charged off                                                   (152)           (164)               (399)             (665)
     Additions due to merger                                            1,929               -               1,929                -
                                                                   __________        ________              ______            _______
Balance at end of year                                                 $9,537          $6,430              $9,537            $6,430
                                                                   ==========        ========              ======            =======



11.  Other Non-interest Expense
        (in thousands)

                                       Three months                  Six months
                                      ended June 30,                ended June 30,
                                     2003     2002               2003            2002
                                     ____     ____               ____            ____

 Professional fees                   $367     $263               $711            $487
 Data processing                      308      187                523             381



    Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 2003 and 2002, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's 2002 Annual Report on Form 10-K.

     On April 30, 2003 the Company completed its acquisition of Bridge View Bancorp ("Bridge View"). Accordingly the results of operations for the three and six month periods ending June 30, 2003 include the results of Bridge View from that date.

Forward Looking Information
     In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company which are not historical facts may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan and lease portfolio, the quality of the loan and lease portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; (vi) losses in the Company's leasing subsidiary exceeding management's expectations; (vii) the risk that the businesses of the Company and Bridge View will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
(viii)expected revenue synergies from the Company's acquisition of Bridge View may not be fully realized or realized within the expected time frame; (ix) revenues following the Company's acquisition of Bridge View may be lower than expected; (x) deposit attrition, operating costs, customer loss and business disruption following the Company's acquisition of Bridge View, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected and (xi) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

Company
     The Company is a bank holding company headquartered in Bergen County, New Jersey. The Company's principal operating subsidiary is Interchange Bank, a New Jersey-chartered commercial bank. In addition to the Bank, the Company has one other wholly owned direct subsidiary: Clover Leaf Mortgage Company, a New Jersey corporation, which is not currently engaged in any business activity. The Bank has five direct subsidiaries: Clover Leaf Investment Corporation, an investment company operating pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., a New Jersey corporation engaged in the sale of tax-deferred annuities and insurance; Clover Leaf Management Realty Corporation, a Real Estate Investment Trust ("REIT"), which manages certain real estate assets of the Company; Bridge View Investment Company, an investment company operating pursuant to New Jersey law; and Interchange Capital Company, L.L.C. ("ICC"), a New Jersey limited liability company which engages in equipment lease financing. All of the Bank's subsidiaries are 100% owned by the Bank, except for the REIT, which is 99% owned by the Bank. Bridge View Investment Company has one wholly owned subsidiary, Bridge View Delaware, Inc. ("BVDI"). BVDI is an investment company operating pursuant to Delaware law.

Critical Accounting Policies and Judgments
     The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 "Accounting Policies in the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations: Critical Accounting Policies and Judgements" in our 2002 Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Allowance for Loan and Lease Losses:The allowance for loan and lease losses ("ALLL") is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

     The Company considers the ALLL of $9.5 million adequate to cover estimated losses inherent in the loan portfolio, loan commitments and standby and other letters of credit that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio.

Business Combinations: Business combinations are accounted using the purchase method of accounting, the net assets of the companies acquired are recorded at their estimated fair value at the date of acquisition and include the results of operations of the acquired business from the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is recognized as goodwill.

Goodwill: With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002, goodwill is no longer amortized to expense, but rather is tested for impairment periodically. Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Impairment, if any, is measured on a discounted future cash flow basis. Goodwill is reviewed for impairment annually and on an interim basis when conditions require. If necessary an impairment charge is recognized in the period that goodwill has been deemed to be impaired. At the date of adoption, there was no unamortized goodwill.

                  THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                              RESULTS OF OPERATIONS

Summary

     On April 30, 2003, the Company completed its acquisition of Bridge View. Accordingly the results of operations for the three and six month periods ending June 30, 2003 include the results of Bridge View from that date. The Company was able to fully integrate Bridge View, including the data processing function within 40 days of closing. Integrating Bridge View during the quarter did not result in a material economic benefit to the Company during the quarter. However, management believes that future periods should benefit from resulting cost savings.

     For the second quarter of 2003, the Company reported earnings per diluted common share of $0.35, an increase of 12.9% over the $0.31 reported in the same period in 2002. Net income for the three months ended June 30, 2003 was approximately $4.2 million, an increase of $1.1 million, or 36.6%, over the same period last year. The increase in earnings resulted from the acquisition of Bridge View during the quarter, a strong net interest margin ("margin") of 4.38% and an increase in non-interest income.

     The growth in revenues was partly offset by a $1.4 million, or 22.3%, increase in non-interest expense. This increase largely reflects the expenses associated with the acquisition of Bridge View during the quarter and normal increases in salaries, benefits and occupancy expenses.

     For the three months ended June 30, 2003, the Company's Return on Average Assets ("ROA") improved to 1.40% from 1.38%. Return on Average Equity ("ROE") was 14.03% a decline from 17.23% when compared to the same period last year. The main reason for the decline in ROE was due to an increase in stockholders' equity resulting from the related issuance of the Company's stock as a part of the merger consideration with Bridge View.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest exempt from federal taxation has been restated to a fully tax-equivalent basis using the corporate federal tax rate of 34% for the three months and six months ended June 30, 2003 and 2002. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

     Net interest income on a tax-equivalent basis increased $2.0 million, or 20.5%, to $11.7 million for the quarter ended June 30, 2003 as compared to the same quarter in 2002. The increase in net interest income was due mostly to a 27.7% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 32.2% on average for the second quarter of 2003 as compared to the same quarter in 2002. The growth in interest earning assets and deposits were attributed to the Bridge View acquisition and the Company's internal growth. The Company's internal growth for interest earning assets and deposits were 8.0% and 10.2%, respectively. The margin, which decreased 26 basis points to 4.38% for the second quarter of 2003 as compared to the same quarter in 2002, partially offset the growth in interest earning assets.

     Interest income, on a tax-equivalent basis, totaled $15.3 million for the second quarter of 2003, an increase of $1.0 million, or 7.2%, as compared to the same quarter in 2002. The increase was mostly attributed to a $232.3 million, or 27.7%, growth in interest earning assets. The Bridge View acquisition contributed approximately $165 million in average interest earning assets during the current quarter. The growth in interest earning assets was the result of increases in average loans and average investments of $123.9 million and $78.9 million, respectively. The Bridge View acquisition contributed approximately
$120 million and $28 million in average loans and average investments, respectively, during the current quarter. The increase in interest income was partly offset by a 110 basis point decline in interest earning asset yields for the second quarter of 2003 as compared to the same quarter in 2002. The decline in interest earning asset yields was largely attributed to a decrease in market interest rates.

     Interest expense, which totaled $3.6 million for the second quarter of 2003, decreased $972 thousand, or 21.3%, as compared to the same period in 2002. The decrease in interest expense was a byproduct of the decline in market interest rates, particularly short-term rates, during 2003. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition below, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 102 basis points to 1.64% for the quarter ended June 30, 2003 as compared to the same period in 2002. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the positive growth of deposits. Interest bearing deposits grew on average $189.6 million, or 28.5%, for the second quarter of 2003 as compared to the same period in 2002. The Bridge View acquisition contributed approximately $122 million in average interest bearing deposits during the current quarter.


___________________________________________________________________________________________________________________________________
Analysis of Net Interest Income
___________________________________________________________________________________________________________________________________
for the quarter ended June 30,
(dollars in thousands)                                        2003                                   2002
                                                __________________________________       _________________________________
(unaudited)                                       Average                  Average       Average                   Average
                                                  Balance       Interest    Rate         Balance      Interest      Rate
                                                ____________    _________  ________      _________    _________    ________
           Assets
Interest earning assets:
Loans (1)                                           $732,516     $12,498       6.82 %     $608,589      $11,377        7.48 %
Taxable securities (4)                               265,754       2,382       3.59        199,186        2,645        5.31
Tax-exempt securities (2) (4)                         26,095         304       4.66         13,775          200        5.81
Interest earning deposits                              3,846           9       0.94              -            -           -
Federal funds sold                                    41,180         120       1.17         15,582           67        1.72
                                                  ___________   _________      _____      ________       ______       _____
     Total interest-earning assets                 1,069,391      15,313       5.73        837,132       14,289        6.83
                                                                _________                                _______
Non-interest earning assets:
Cash and due from banks                               37,642                                20,270
Allowance for loan and lease losses                   (8,606)                               (6,336)
Other assets                                          97,085                                38,454
                                                  __________                              ________
     Total assets                                 $1,195,512                              $889,520
                                                  ==========                              ========

     Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                           $855,189       3,416       1.60       $665,563        4,313        2.59
Borrowings                                            25,035         186       2.97         23,407          261        4.46
                                                  __________    ________       ____       ________       ______       _____
     Total interest-bearing liabilities              880,224       3,602       1.64        688,970        4,574        2.66
                                                                ________                                 ______
Non-interest bearing liabilities
Demand deposits                                      178,434                               116,267
Other liabilities                                     17,462                                13,124
                                                  __________                              ________
     Total liabilities (3)                         1,076,120                               818,361
Stockholders' equity                                 119,392                                71,159
                                                  __________                              ________
     Total liabilities and stockholders' equity   $1,195,512                              $889,520
                                                  ==========                              ========

Net interest income (tax-equivalent basis)                        11,711       4.09                       9,715        4.17
Tax-equivalent basis adjustment                                     (112)                                   (88)
                                                                ________                                 ______
     Net interest income                                         $11,599                                 $9,627
                                                                ========                                 ======

Net interest income as a percent of interest-
earning assets (tax-equivalent basis)                                          4.38 %                                  4.64 %
____________________________________________________________________________________________________________________________________

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



Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's calculation of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgements:
Allowance for Loan and Lease Losses" above. In the second quarter of 2003 and 2002, the Company's provision for loan and lease losses was $530 thousand and $255 thousand, respectively. The increase in the provision for loan and lease losses during the quarter was a result of an increase in commercial loans, certain nonperforming assets and the Bridge View merger.

Non-interest Income

     For the quarter ended June 30, 2003, non-interest income totaled $2.6 million, an increase of $1.2 million, or 79%, as compared to the same period in 2002. The improvement in non-interest income was mostly due to increases in Bank Owned Life Insurance ("BOLI") income, "other" non-interest income and service charges on deposits of $560 thousand, $264 thousand and $259 thousand, respectively. The increase in BOLI income was due to a claim on insurance policies, which amounted to $499 thousand. The growth in service charges on deposits and "other" non-interest income was mostly due to the acquisition of Bridge View. Contributing to the growth in non-interest income was an increase in net gains from the sale of loans of $139 thousand. The increase in net gains from the sale of loans was due to income of $120 thousand realized from the sale of conforming 20 and 30 year residential mortgages through the Mortgage Partnership Finance ("MPF") program with the Federal Home Loan Bank of New York. Excluding the BOLI claim and Bridge View's non-interest income contribution, non-interest income increased $369 thousand, or 25.0%, for the second quarter of 2003 as compared to the same period last year.

     During the quarter, the Company recognized net gains on the sale of securities of $19 thousand as compared to $94 thousand for the same period in 2002. The net gains for 2003 were a result of a combination of net realized gains from security sales of $434 thousand and gross losses resulting from an acceleration of premium amortization on certain collateralized mortgage obligations of $415 thousand. The acceleration of premium amortization was largely driven by the historically high mortgage prepayment speeds due to the low interest rate environment.

Non-interest Expense

     For the quarter ended June 30, 2003, non-interest expense increased $1.4 million to $7.7 million, an increase of 22.3% when compared to the same period one year ago. The increase was due largely to the additional operating costs resulting from the merger with Bridge View. Also contributing to the increase were normal increases related to salaries, benefits and occupancy expense. In addition, the Company incurred direct integration expenses of approximately $357 thousand associated with the Bridge View merger, which included expenses associated with data processing, customer notifications and advertising, and salaries.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 30.4% for the three months ended June 30, 2003 as compared to 32.7% for the second quarter of 2002.

                SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                   RESULTS OF
                                   OPERATIONS

Summary
     For the first six months of 2003, the Company reported net income of $7.5 million, or $0.69 diluted earnings per common share, as compared with $6.0 million, or $0.60 diluted earnings per common share for the same period last year. The increase in earnings was driven largely by growth in net interest income on a taxable equivalent basis, which increased $2.8 million, or 14.8%. The improvement in net interest income was attributable to the acquisition of Bridge View along with a strong growth in deposits from the Company's original eighteen branches that fueled additional growth in interest earning assets. In addition, non-interest income, which increased $1.5 million, or 47.7%, over the same period last year also contributed to the improvement in earnings. The growth in revenues was partly offset by a $1.8 million, or 14.5% increase in non-interest expense.
     For the six months ended June 30, 2003, ROA improved to 1.41% from 1.38% and ROE decreased to 14.97% from 17.10% when compared to the same period last year. The main reason for the decline in ROE was due to an increase in stockholders' equity resulting from the related issuance of the Company's stock as a part of the merger consideration with Bridge View.

Net Interest Income

     Net interest income on a tax-equivalent basis increased $2.8 million, or 14.8%, to $21.7 million for the six months ended June 30, 2003 as compared to the same period in 2002. The increase in net interest income was due mostly to a 19.3% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 21.8% on average for the first six months of 2003 as compared to the same period in 2002. The growth in interest earning assets and deposits were primarily attributed to the Bridge View acquisition. The margin, which decreased 17 basis points to 4.44% for the first six months of 2003 as compared to the same period in 2002, partially offset the growth in interest earning assets.
     Interest income, on a tax-equivalent basis, totaled $28.9 million for the first six months of 2003, an increase of $749 thousand, or 2.7%, as compared to the same period in 2002. The increase was mostly attributed to a $158.0 million, or 19.3%, growth in interest earning assets. The Bridge View acquisition contributed approximately $83 million in average interest earning assets for 2003. The growth in interest earning assets was the result of increases in average loans and average investments of $73.6 million and $63.0 million, respectively. The Bridge View acquisition contributed approximately $60 million and $14 million in average loans and average investments, respectively, for 2003. The increase in interest income was partly offset by a 96 basis point decline in interest earning asset yields for the first six months of 2003 as compared to the same period in 2002. The decline in interest earning asset yields was largely attributed to a decrease in market interest rates.
     Interest expense, which totaled $7.2 million for the first six months of 2003, decreased $2.1 million, or 22.2%, as compared to the same period in 2002. The decrease in interest expense was a byproduct of the decline in interest rates, particularly short-term rates, during 2003. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition below, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 96 basis points to 1.79% for the six months ended June 30, 2003 as compared to the same period in 2002. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the positive growth of deposits. Interest bearing deposits grew on average $131.8 million, or 20.3%, for the first six months of 2003 as compared to the same period in 2002. The Bridge View acquisition contributed approximately $61 million in average interest bearing deposits for 2003.


Analysis of Net Interest Income
_________________________________________________________________________________________________________________________________
for the six months ended June 30,
(dollars in thousands)                                           2003                                   2002
                                                 ________________________________________________________________________________
(unaudited)                                       Average                  Average       Average                   Average
                                                  Balance      Interest     Rate         Balance      Interest      Rate
                                                 ___________   ________    _______       ________     _________    _______
                Assets
Interest earning assets
Loans (1)                                           $673,735     $23,395       6.94 %     $600,178      $22,431        7.47 %
Taxable securities (4)                               240,454       4,721       3.93        191,606        5,196        5.42
Tax-exempt securities (2) (4)                         26,770         551       4.12         12,577          376        5.98
Interest earning deposits                              4,088          21       1.03              -            -           -
Federal funds sold                                    31,436         184       1.17         14,133          120        1.70
                                                 ___________    ________                   _______    _________
     Total interest-earning assets                   976,483      28,872       5.91        818,494       28,123        6.87
                                                                ________                              _________
Non-interest earning assets
Cash and due from banks                               29,947                                20,659
Allowance for loan and lease losses                   (7,910)                               (6,451)
Other assets                                          72,658                                37,666
                                                 ___________                               ________
     Total assets                                 $1,071,178                              $870,368
                                                 ===========                               ========

     Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                           $780,986       6,823       1.75       $649,221        8,697        2.68
Borrowings                                            25,629         377       2.94         24,637          553        4.49
                                                 ___________    ________                   _______    _________
     Total interest-bearing liabilities              806,615       7,200       1.79        673,858        9,250        2.75
                                                                ________                              _________

Non-interest bearing liabilities
Demand deposits                                      148,771                               114,213
Other liabilities                                     15,006                                12,080
                                                  __________                               _______
     Total liabilities (3)                           970,392                               800,150
Stockholders' equity                                 100,786                                70,218
                                                  __________                               _______
     Total liabilities and stockholders' equity   $1,071,178                              $870,368
                                                  ==========                               =======

Net interest income (tax-equivalent basis)                        21,672       4.12                      18,873        4.12
Tax-equivalent basis adjustment                                     (220)                                  (178)
                                                                ________                              _________
     Net interest income                                         $21,452                                $18,695
                                                                ========                              =========

Net interest income as a percent of interest-earning assets (tax-equivalent
basis)                                                                         4.44 %                             4.61 %
__________________________________________________________________________________________________________________________________

(1)Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio.
   when applicable, tax exempt loans are computed on a fully taxable equivalent basis.
(2)Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3)All deposits are in domestic bank offices.
(4)The average balances are based on historical cost and do not reflect unrealized gains or losses.


Provision for Loan and Lease Losses

     For the six months ended June 30, 2003 and 2002, the Company's provision for loan and lease losses was $795 thousand and $480 thousand, respectively. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgements: Allowance for Loan and Lease Losses" above. The increase in the provision for loan and lease losses during the six months was a result of an increase in commercial loans, certain nonperforming assets and the Bridge View merger.

Non-interest Income

     For the six months ended June 30, 2003, non-interest income grew to $4.5 million, an increase of $1.5 million, or 47.7%, as compared to the six months ended June 30, 2003. The improvement in non-interest income was largely due to increases in BOLI income, "other" non-interest income and net gains from the sale of loans of $617 thousand, $309 thousand and $307 thousand, respectively. The increase in BOLI income was largely due to a claim on an insured, which amounted to $499 thousand. The increase in net gains from the sale of loans was due to income of $257 thousand realized from the sale of conforming 20 and 30 year residential mortgages through the MPF program with the Federal Home Loan Bank of New York. Contributing to the improvement in non-interest income was increases in service charges on deposits and commissions on the sale of mutual funds and annuities of $298 thousand and $181 thousand, respectively. The growth in service charges on deposits and "other" non-interest income were largely due to the acquisition of Bridge View.

     During the six months ended June 30, 2003, the Company recognized net gains on the sale of securities of $19 thousand as compared to $281 thousand for the same period in 2002. The net gains for 2003 were a result of a combination of net realized gains from security sales of $434 thousand and gross losses resulting from an acceleration of premium amortization on certain collateralized mortgage obligations of $415 thousand. The acceleration of premium amortization was largely driven by the historically high mortgage prepayment speeds due to the low interest rate environment.

Non-interest Expense

     For the six months ended June 30, 2003, non-interest expense totaled $14.2 million, an increase of $1.8 million, or 14.5%, as compared to the same period in 2002. The increase was due largely to the additional operating costs resulting from the merger with Bridge View. Also contributing to the increase were normal increases related to salaries, benefits and occupancy expense. In addition, the Company incurred direct integration expenses of approximately $357 thousand associated with the Bridge View merger, which included expenses associated with data processing, customer notifications and advertising, and salaries.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 30.9% for the six months ended June 30, 2003 as compared to 32.0% for the same period of 2002.

                               FINANCIAL CONDITION

     The Company's consolidated balance sheet as of June 30, 2003 includes the assets and liabilities of the former Bridge View, which were recorded at their respective fair values as of April 30, 2003. Based on the fair values, the Company recorded purchase accounting adjustments related to: loans of $1.6 million; securities of $376 thousand; other assets of $1.9 million; other liabilities of $2.5 million; core deposit intangibles of $4.3 million and goodwill of $53.7 million. The Company's total assets were $1.3 billion at June 30, 2003, which represents an increase of $375.8 million, or 40.1%, from $936.3 million at December 31, 2002. The growth was largely attributable to the acquisition of Bridge View on April 30, 2003 with total assets of approximately $278 million and loans and deposits of approximately $185 million and $259 million, respectively, without giving effect for any purchase accounting adjustments.

Cash and Cash Equivalents

     At June 30, 2003, cash and cash equivalents increased $21.7 million to $55.6 million as compared to December 31, 2002. This was primarily attributed to the Bridge View merger and the result of investing activities (funding loans and investment growth) investing cash less rapidly than financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) could generate it. This can be seen more completely on the accompanying unaudited Statements of Cash Flows.

Securities Portfolio

     Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), each security is classified as either trading, available for sale ("AFS"), or held to maturity ("HTM"). The Company has no securities held in a trading account. The securities AFS are recorded at their fair value. The after-tax difference between amortized cost and fair value of securities AFS is recorded as "accumulated other comprehensive income" in the equity section of the balance sheet. The tax impact of such adjustment is recorded as an adjustment to the amount of the deferred tax liability. The securities HTM are carried at cost adjusted for the amortization of premiums and accretion of discounts, which are recognized as an adjustment to income. Under SFAS No. 115, securities HTM, with some exceptions, may only be sold within three months of maturity.

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for pledging requirements and to manage asset quality diversification. At June 30, 2003, investment securities totaled $344.9 million and represented 26.3% of total assets, as compared to $252.5 million and 27.0%, respectively, at December 31, 2002. Securities AFS comprised 92.8% of the total securities portfolio at June 30, 2003 as compared to 88.8% at December 31, 2002. During 2003, the Company sold securities with a book value of approximately $13.0 million and recognized $478 thousand in gross gains and $44 thousand in gross losses. During the first half of 2003, the Company realized gross losses resulting from an acceleration of premium amortization on certain collateralized mortgage obligations of $415 thousand. The acceleration of premium amortization was largely driven by the historically high mortgage prepayment speeds due to the low interest rate environment.

     The following table reflects the  composition of the securities  portfolio:
(dollars in thousands)




                                                   _____________________________________________
                                                                 June 30, 2003
                                                   _____________________________________________
                                                                 (unaudited)

                                                                  Gross       Gross     Estimated
                                                    Amortized   Unrealized  Unrealized   Market
                                                     Cost         Gains       Losses     Value
                                                    __________  __________  __________ __________

Securities HTM
   Mortgage-backed securities                          $13,405       $329    $       -    $ 13,734
   Obligations of U.S. agencies                          1,998         15            -       2,013
   Obligations of states & political subdivisions        9,238      1,081            -      10,319
   Other debt securities                                   100          -            -         100
                                                    __________  _________   __________ ___________
                                                        24,741      1,425            -      26,166
                                                    __________  _________   __________ ___________

Securities AFS
   Obligations of U.S. Treasury                        $41,174        $10   $        -    $ 41,184
   Mortgage-backed securities                           88,985      1,102          552      89,535
   Obligations of U.S. agencies                        145,244      4,506           47     149,703
   Obligations of states & political subdivisions       34,309      1,520            2      35,827
   Equity securities                                     3,955          -            -       3,955
                                                    __________  _________   __________ ___________
                                                       313,667      7,138          601     320,204
                                                    __________  _________   __________ ___________

    Total securities                                  $338,408     $8,563         $601    $346,370
                                                    ==========  =========   ========== ===========

                                                    ______________________________________________
                                                                 December 31, 2002
                                                    ______________________________________________
                                                                  Gross        Gross    Estimated
                                                    Amortized   Unrealized  Unrealized   Market
                                                      Cost        Gains        Losses    Value
                                                    ________    __________  __________  _________
Securities HTM
   Mortgage-backed securities                        $16,437          $667  $        -   $ 17,104
   Obligations of U.S. agencies                        1,991            68           -      2,059
   Obligations of states & political subdivisions      9,664           663           -     10,327
   Other debt securities                                 100             -           -        100
                                                    ________    __________  __________  _________
                                                      28,192         1,399           -     29,590
                                                    ________    __________  __________  _________

Securities AFS
   Mortgage-backed securities                        101,028         1,778         201    102,605
   Obligations of U.S. agencies                       91,577         3,982           -     95,559
   Obligations of states & political subdivisions     21,382           889          52     22,219
   Equity securities                                   3,937             -           -      3,937
                                                    ________    __________  __________  _________
                                                     217,924         6,649         253    224,320
                                                    ________    __________  __________  _________

    Total securities                                $246,116        $8,047        $253   $253,910
                                                    ========    ==========  ==========  =========



     At June 30, 2003, the contractual maturities of securities HTM and securities AFS are as follows: (dollars in thousands)(unaudited)


                                    Securities                   Securities
                                       HTM                         AFS
                               ___________________       ______________________

                               Amortized    Market        Amortized      Market
                                 Cost        Value         Cost          Value
                               ______________________     ______________________

Within 1 year                  $ 3,283     $ 3,305        $ 73,404     $ 73,312
After 1 but within 5 years      10,011      10,461         200,804      205,766
After 5 but within 10 years      7,640       8,238           8,969        9,137
After 10 years                   3,807       4,162          26,535       28,034
Equity securities                   -           -            3,955        3,955
                               _______    ________        _________     ________

                     Total     $24,741    $ 26,166         $313,667     $320,204
                               =======    ========        =========     ========



Loans

     Total loans  amounted to $805.1  million at June 30,  2003,  an increase of
$189.4  million  from  $615.6  million  at  December  31,  2002.  The growth was
primarily   attributed  to  the  Bridge  View  acquisition,   which  contributed
approximately  $123 million and $56 million in commercial and residential loans, respectively,  at June 30,  2003.  The  increase  in loans  occurred  mostly  in commercial  mortgage loans and commercial  loans,  which increased $95.7 million and $35.3 million, respectively.




     The following table reflects the composition of the loan and lease portfolio: (dollars in thousands)

                                        ____________________   __________________
                                             June 30,             December 31,
                                               2003                   2002
                                        ____________________   __________________
                                            (unaudited)
Amount of loans by type
     Real estate-mortgage
         1-4 family residential
             First liens                           $115,039              $100,302
             Junior liens                             5,198                 6,241
             Home equity                            149,044               125,037
         Commercial                                 318,316               222,628
         Construction                                29,783                11,359
                                        ___________________    __________________
                                                    617,380               465,567
                                        ___________________    __________________
     Commercial loans
         Commercial and financial                   134,728               104,542
         Lease financing                             31,477                26,356
                                        ___________________    __________________
                                                    166,205               130,898
                                        ___________________    __________________
     Consumer loans
         Lease financing                             14,313                15,969
         Installment                                  7,186                 3,207
                                        ___________________    __________________
                                                     21,499                19,176
                                        ___________________    __________________

               Total                               $805,084              $615,641
                                        ====================   ===================


Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. With the completion of the Bridge View merger, the Company's, nonperforming assets at June 30, 2003 amounted to $7.0 million, an increase of $865 thousand, or 14.1%, from $6.1 million at December 31, 2002. The ratio of nonperforming assets to total loans and foreclosed real estate decreased to 0.87% at June 30, 2003 from 1.00% at December 31, 2002.

     The  following  table  lists  nonaccrual  loans,   restructured  loans  and
foreclosed real estate and other repossessed assets at June 30, 2003, and December 31, 2002: (dollars in thousands)


                                                                   _________________    __________________
                                                                       June 30,           December 31,
                                                                         2003                 2002
                                                                   _________________    __________________
                                                                      (unaudited)

Nonperforming loans                                                           $6,832                $5,963
Foreclosed real estate and other repossessed assets                              172                   176
                                                                   _________________    __________________
      Total nonperforming assets                                              $7,004                $6,139
                                                                   ==================   ==================

Allowance for Loan and Lease Losses

     The ALLL is generally established through periodic charges to income. During the quarter, the ALLL also increased by approximately $1.9 million, which was the amount that Bridge View had on its statement of financial condition on April 30, 2003. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

     The Company considers the ALLL of $9.5 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio.


     The following table presents the provisions for loan and lease losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three and six months ended June 30, 2003 and 2002: (dollars in thousands)(unaudited)

                                                                     _____________________________          _____________________
                                                                        Three months ended                    Six months ended
                                                                            June 30,                                June 30,
                                                                      ____________________________          _____________________
                                                                        2003                2002               2003         2002


                                                                      _________         __________          ________    _________
Average loans outstanding                                              $732,516           $608,589          $673,735     $600,178
                                                                      =========         ==========          ========    =========

Allowance at beginning of period                                          7,227              6,299             7,207        6,569
                                                                      _________         __________          _________   _________
Loans charged off
     Real estate                                                            -                  -                   -           -
     Commercial and financial                                               -                    9                 25           9
     Commercial lease financing                                             147                155                355         634
     Consumer loans                                                           5                -                   19          22
                                                                      _________         __________          _________   _________
          Total                                                             152                164                399         665
                                                                      _________         __________          _________   _________

Recoveries of loans previously charged off
     Real estate                                                             -                  28                 -           28
     Commercial and financial                                                -                  -                  -           -
     Commercial lease financing                                               1                  3                  2           8
     Consumer loans                                                           2                  9                  3          10
                                                                      _________         __________          _________   _________
          Total                                                               3                 40                  5          46
                                                                      _________         __________          _________   _________

Additions due to merger                                                   1,929                 -               1,929           -
Provision for loan and lease losses                                         530                255                795         480
                                                                      _________         __________          _________   _________
Allowance at end of period                                               $9,537             $6,430             $9,537      $6,430
                                                                      =========         ==========          =========   =========

Allowance to total loans (end of period)                                   1.18  %            1.07  %
Ratio of net charge-offs to average loans (annualized)                     0.08  %            0.08  %            0.12  %     0.21



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

     At June 30, 2003, total deposits increased $321 million, or 39.4%, to $1.1 billion from $815.7 million at December 31, 2002. Deposit growth was mainly a function of the Bridge View merger, excluding the deposits held at former Bridge View branches on June 30, 2003, the Company's deposits grew $73.4 million or 9.0% as compared to December 31, 2002. The growth in deposits occurred mostly in other interest-bearing deposits, non-interest bearing demand deposits, and time deposits, which increased $169.2 million, $93.8 million and $58.2 million, respectively, at June 30, 2003 as compared to December 31, 2002. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total deposits. At June 30, 2003, such deposits amounted to $628.8 million representing 55.3% of total deposits compared to 56.4% of total deposits at December 31, 2002. The growth in other interest-bearing deposits occurred largely in interest bearing checking, which increased $78.4 million, or 24.2%, for June 30, 2003 as compared to December 31, 2002. Time deposits amounted to $295.6 million at June 30, 2003, an increase of $58.2 million, or 24.5%, from

December 31, 2002. Total time deposits represented 26.0% of total deposits at June 30, 2003 compared to 29.0% at December 31, 2002.

     For the three and six months ended June 30, 2003, the Company's overall yield on deposits declined by 89 basis points to 1.32% and 81 basis points to 1.47%, respectively, as compared to the same periods last year. The decrease was attributed predominately to changes in market interest rates and a change in the composition of deposit liabilities.

     The  following  table  reflects  the  composition  of deposit  liabilities:
(dollars in thousands)


                                          ___________         _____________
                                            June 30,           December 31,
                                              2003                 2002
                                          (unaudited)
                                          ___________         _____________
Non-interest Demand                          $212,395              $118,578
Interest Bearing Demand                       402,409               323,998
Savings                                       122,314                80,300
Money Market Savings                          104,116                55,372
Time Deposits <$100,000                       265,856               210,727
Time Deposits >$100,000                        29,736                26,697
                                           __________          ____________
     Total                                 $1,136,826              $815,672
                                           ==========          ============

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

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during the first six months of 2003. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

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

     The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At June 30, 2003, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment. Based on that simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 7%. At June 30, 2003, the Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment:


Net Interest Income Sensitivity Simulation


                   Percentage Change in Estimated Net Interest
                       Income over a twelve month horizon
                 _______________________________________________
                                    June 30,
                        2003                    2002
                 ________________       ____________________

+200 basis points            -1.3 %                     -7.3 %
+100 basis points             0.7 %                     -1.9 %
-100 basis points            -6.7 %                     -0.7 %
-200 basis points           *                           -2.1 %

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

     The cumulative gap between the Company's interest-rate-sensitive assets and its interest-rate-sensitive liabilities repricing within a one-year period was a negative 8.4% at June 30, 2003. Since the cumulative gap was negative, the Company has a "negative gap" position, which theoretically will cause its assets to reprice more slowly than its deposit liabilities. In a declining interest rate environment, interest costs may be expected to fall faster than the interest received on earning assets, thus increasing the net interest spread. If interest rates increase, a negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities therefore decreasing the net interest spread.

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

     At June 30, 2003, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At June 30, 2003, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.
     The capital levels of the Company and the Bank at June 30, 2003, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.


The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)
                                                                                                                    To Be "Well
                                                                                                                 Capitalized" Under
                                                                                       For Capital               Prompt Corrective
                                                            Actual                  Adequacy Purposes            Action Provisions
                                                    _______________________     _________________________     ______________________
                                                       Amount       Ratio           Amount        Ratio          Amount       Ratio
                                                    __________ ____________     ____________   __________     __________  __________

As of June 30, 2003 (unaudited):
    Total Capital (to Risk Weighted Assets):
       The Company                                    $85,542        10.03 %         $68,226        8.00 %          N/A        N/A
       The Bank                                        85,874        10.06            68,267        8.00         $85,334     10.00 %
    Tier 1 Capital (to Risk Weighted Assets):
       The Company                                     76,005         8.91            34,113        4.00             N/A        N/A
       The Bank                                        76,267         8.94            34,134        4.00          51,201      6.00
    Tier 1 Capital (to Average Assets):
       The Company                                     76,005         6.65            34,290        3.00            N/A         N/A
       The Bank                                        76,267         6.59            34,702        3.00          57,836      5.00

As of December 31, 2002:
    Total Capital (to Risk Weighted Assets):
       The Company                                    $82,658        13.33 %         $49,619        8.00 %           N/A        N/A
       The Bank                                        80,813        13.00            49,714        8.00         $62,143     10.00 %
    Tier 1 Capital (to Risk Weighted Assets):
       The Company                                     75,451        12.16            24,809        4.00             N/A        N/A
       The Bank                                        73,606        11.84            24,857        4.00          37,286      6.00
    Tier 1 Capital (to Average Assets):
       The Company                                     75,451         8.12            27,864        3.00             N/A        N/A
       The Bank                                        73,606         7.92            27,868        3.00          46,446      5.00


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

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At June 30, 2003, total deposits amounted to $1.1 billion, an increase of $321 million, or 39.4%, from December 31, 2002. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At June 30, 2003, advances from the FHLB and REPOS amounted to $10.0 million and $11.4 million, respectively, as compared to $10.0 million and $17.4 million, respectively, at December 31, 2002. Net loans at June 30, 2003 amounted to $795.5 million, an increase of $187 million, from $608.4 million at December 31, 2002.

     The Company's most liquid assets are cash and cash equivalents. At June 30, 2003, the total of such assets amounted to $55.6 million, or 4.2%, of total assets, compared to $33.9 million, or 3.6%, of total assets at December 31, 2002. The increase in cash and cash equivalents was due largely to deposit growth and loan prepayments, which produced funds that were placed in federal funds sold pending investment in loans and securities.

     Another significant liquidity source is the Company's securities AFS. At June 30, 2003 securities AFS amounted to $320.2 million, or 93%, of total securities, compared to $224.3 million, or 89%, of total securities at December 31, 2002.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $86.3 million line of credit available through its membership in the FHLB.

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised. At June 30, 2003 outstanding commitments to fund loans totaled $176 million and outstanding standby letters of credit totaled $2 million.

     The Company historically paid quarterly cash dividends and anticipates continuing that paying quarterly dividend in the future. The Company could, if necessary, modify the amount or frequency, of dividends as an additional source of liquidity. There are imposed dividend restrictions on the Bank, which are described in Note 17 "Restrictions of Subsidiary Bank Dividends in the Notes to Consolidated Financial Statements" in the Company's 2002 Annual Report on Form 10-K. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit and to maintain proper levels of liquidity.

Item 4. Controls and Procedures

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended June 30, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial
Officer  have  concluded  that  our  disclosure   controls  and  procedures  are
effective.

     The Company maintains internal control over financial reporting. During the quarter ended June 30, 2003, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal  Proceedings
        Reference is also made to Note 4 of the Company's Consolidated Financial Statements in this Form 10-Q.
Item 2. Change in Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
        (a) The company held its Annual Meeting of Shareholders on
            April 24, 2003.
        (b) Each of the persons nominated for director was elected; the issuance of shares of the Company's common stock in connection with the Company's acquisition of Bridge View Bancorp was approved; and the selection of Deloitte & Touche LLP as the Company's independent auditors for 2003 was ratified. The following are the voting results on each of these matters:
                                                       Against
                                                         Or
                                               For     Withheld     Abstentions
                                               ___     _________    ___________

(1) ELECTION OF DIRECTORS
    Donald L. Correll                       8,242,415     11,056              0
    James E. Healey                         8,243,107     10,364              0
    Jeremiah F. O'Connor                    8,123,599    129,872              0
    Robert P. Rittereiser                   8,242,804     10,667              0

(2) Approve the issuance of shares of the
    Company's common stock in connection
    with the Company's acquisition
    of Bridge View Bancorp.                 6,020,885  2,224,487          8,099

(3) Ratification of the selection of
    Deloitte & Touche LLP as the Company's
    independent Auditors for 2003.          8,213,608     30,745          9,118


Item 5. Other Information
            None

Item 6.  Exhibits and Reports on Form 8-K
         (a) The following exhibits are furnished herewith:
             Exhibit.
             ________
             11      Statement re computation of per share earnings

             31.1    Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

             31.2    Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             (b)     Reports on Form 8-K

                     During the quarter ended June 30, 2003, the Company filed the following Current Report on Form 8-K:

                     Form 8-K filed April 24, 2003, reporting earnings for the first quarter period ending March 31, 2003.

                     Form 8-K filed May 2, 2003, announcing the Company had completed its acquisition of Bridge View Bancorp.

                     Form 8-K filed May 15, 2003, announcing the Company had consummated its previously announced acquisition of Bridge View Bancorp.

                     Form 8-K/A filed May 16, 2003,amending Exhibit 23.11 to the Form 8-K previously filed on May 15, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By:      /s/ Charles T. Field
         ______________________________________
         Senior Vice President & CFO
         (Duly Authorized Officer and Principal
         Financial and Accounting Officer)

Dated: August 14, 2003