Form 10-Q
period 2003-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2003-11-14
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _________________
                                    FORM 10-Q
                               __________________



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, September 30, 2003

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM____ TO ____


                         Commission File number 1-10518


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

       New Jersey                                         22-2553159
_______________________________                      _____________________
(State or other jurisdiction of                        (I.R.S. Employer
incorporation  or organization)                       Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                     07663
________________________________________              ____________________
(Address of principal executive offices)                  (Zip Code)

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

     The number of outstanding shares of the Registrant's common stock, no par value per share, as of October 31, 2003, was 12,800,393 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION


                                      INDEX


PART I            FINANCIAL INFORMATION
                                                                     Page No.
     Item 1   Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 2003 and December 31, 2002..............       1

                  Consolidated Statements of Income for the three
                  and nine-month periods ended September 30, 2003
                  and 2002..............................................       2

                  Consolidated Statements of Changes in
                  Stockholders' Equity for the nine months ended
                  September 30, 2003 and 2002...........................       3

                  Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2003 and 2002 ........       4

                  Notes to Consolidated Financial Statements............       5

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................      13

         Item 3 Quantitative and Qualitative Disclosures About Market Risk(Disclosures about quantitative and qualitative market risk are located in Management's Discussion
                  and Analysis of Financial Condition and Results of
                  Operation in the section on Market Risk)...............     25


         Item 4   Controls and Procedures................................     28

PART II        OTHER INFORMATION

         Item 1   Legal Proceedings......................................     29

         Item 2   Changes in Securities and Use of Proceeds..............     29

         Item 3   Defaults upon Senior Securities........................     29

         Item 4   Submission of Matters to a Vote of Security Holders....     29

         Item 5   Other Information......................................     29

         Item 6   Exhibits and Reports on Form 8-K.......................     29

                  Signatures.............................................     30

Item 1: Financial Statements

Interchange Financial Services Corporation
________________________________________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________________________________________
(dollars in thousands)

                                                                                  September 30,    December 31,
                                                                                       2003          2002
                                                                                  _____________    _____________
                                                                                    unaudited

                                                                                  _____________    _____________
Assets
Cash and due from banks                                                                $ 35,368         $ 23,266
Interest earning deposits                                                                15,020                -
Federal funds sold                                                                            -           10,650
                                                                                  _____________    _____________

Total cash and cash equivalents                                                          50,388           33,916
                                                                                  _____________    _____________
Securities held to maturity at amortized cost (estimated fair value of $21,836 and $29,590 for September 30, 2003 and December 31, 2002,
  respectively)                                                                          20,534           28,192
                                                                                  _____________    _____________
Securities available for sale at estimated fair value (amortized cost of $383,658 and $217,924 for September 30, 2003 and December 31, 2002,
  respectively)                                                                         389,683          224,320
                                                                                  _____________    _____________

Loans and leases (net of unearned income and deferred fees of $7,575 and
  $8,657 for September 30, 2003 and December 31, 2002, respectively)                    783,686          615,641
  Less:  Allowance for loan and lease losses                                              9,355            7,207
                                                                                  _____________    _____________
Net loans and leases                                                                    774,331          608,434
                                                                                  _____________    _____________

Bank owned life insurance                                                                21,589           21,274
Premises and equipment, net                                                              20,428           10,512
Foreclosed real estate and other repossesed assets                                          251              176
Goodwill                                                                                 55,613            1,447
Intangible assets                                                                         4,291              231
Accrued interest receivable and other assets                                             12,036            7,830
                                                                                  _____________    _____________
Total assets                                                                         $1,349,144         $936,332
                                                                                  =============    =============


Liabilities
Deposits
  Non-interest bearing                                                                 $214,969         $118,578
  Interest bearing                                                                      949,814          697,094
                                                                                  _____________    _____________
Total deposits                                                                        1,164,783          815,672
                                                                                  _____________    _____________

Securities sold under agreements to repurchase                                           16,469           17,390
Short-term borrowings                                                                     2,150                -
Long-term borrowings                                                                     10,000           10,000
Accrued interest payable and other liabilities                                           14,713           12,590
                                                                                  _____________    _____________
Total liabilities                                                                     1,208,115          855,652
                                                                                  _____________    _____________

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 22,500,000 shares authorized;
  12,793,445 and 9,815,207 shares issued and outstanding at
  September 30, 2003 and December 31, 2002, respectively)                                 5,397            5,397
Capital surplus                                                                          73,200           21,097
Retained earnings                                                                        71,801           63,314
Accumulated other comprehensive income                                                    3,358            3,596
                                                                                  _____________    _____________
                                                                                        153,756           93,404
   Less:  Treasury stock                                                                 12,727           12,724
                                                                                  _____________    _____________
   Total stockholders' equity                                                           141,029           80,680
                                                                                  _____________    _____________
   Total liabilities and stockholders' equity                                        $1,349,144         $936,332
                                                                                  =============    =============
________________________________________________________________________________________________________________
   See notes to consolidated financial statements.

Interchange Financial Services Corporation
________________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF INCOME
________________________________________________________________________________________________________________
(dollars in thousands, except per share data) (unaudited)

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                             _______________________       _________________________

                                                                2003          2002             2003          2002
                                                             __________     ________       __________      ________

Interest income
Interest and fees on loans                                      $13,044      $11,561          $36,370       $33,915
Interest on federal funds sold                                       68           45              252           165
Interest on interest bearing deposits                                36            -               57             -
Interest and dividends on securities
    Taxable interest income                                       2,507        2,563            7,119         7,665
    Interest income exempt from federal income taxes                254          161              654           436
    Dividends                                                        56           40              165           134
                                                             ___________   __________       __________   __________

Total interest income                                            15,965       14,370           44,617        42,315
                                                             ___________   __________       __________   __________

Interest expense
Interest on deposits                                              3,204        3,991           10,027        12,688
Interest on securities sold under agreements to repurchase           58           91              223           183
Interest on short-term borrowings                                     1          120                1           370
Interest on long-term borrowings                                    108          108              320           319

                                                             __________   __________      ____________   __________
Total interest expense                                            3,371        4,310           10,571        13,560
                                                             __________   __________      ____________   __________


Net interest income                                              12,594       10,060           34,046        28,755
Provision for loan and lease losses                                 485          405            1,280           885
                                                             __________   __________      _____________  __________

Net interest income after provision
 for loan losses                                                 12,109        9,655           32,766        27,870
                                                             __________   __________      _____________  __________

Non-interest income
Service fees on deposit accounts                                    998          659            2,559         1,922
Net gain on sale of securities                                      501          214              520           495
Net gain on sale of loans and leases                                222          185              567           223
Bank owned life insurance                                           692          220            1,754           665
Commissions on sale of annuities and mutual funds                   270          181              658           388
Other                                                               652          316            1,765         1,120
                                                             __________   __________       __________   ___________

Total non-interest income                                         3,335        1,775            7,823         4,813
                                                             __________   __________       __________   ___________

Non-interest expense
Salaries and benefits                                             4,707        3,505           12,528        10,067
Net occupancy                                                     1,282          843            3,305         2,576
Furniture and equipment                                             373          267              979           857
Advertising and promotion                                           400          258            1,137         1,047
Federal Deposit Insurance Corporation assessment                     45           32              116            97
Foreclosed real estate and other repossessed assets                   1            5                1            16
Amortization of intangible assets                                   125           19              234            50
Other                                                             1,825        1,397            4,681         4,040
                                                              _________   __________       __________   ___________

Total non-interest expense                                        8,758        6,326           22,981        18,750
                                                              _________   __________       __________   ___________


Income before  income taxes                                       6,686        5,104           17,608        13,933

Income taxes                                                      2,175        1,647            5,554         4,471
                                                             __________   __________       __________   ___________


Net income                                                      $ 4,511      $ 3,457         $ 12,054       $ 9,462
                                                             ==========   ==========       ==========   ===========


Basic earnings per common share                                   $0.35        $0.35            $1.05         $0.96
                                                             ==========  ===========       ==========   ===========


Diluted earnings per common share                                 $0.35        $0.35            $1.04         $0.95
                                                             ==========   ==========       ==========   ===========
___________________________________________________________________________________________________________________
See notes to consolidated financial statements



Interchange Financial Services Corporation
____________________________________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended Ended September 30,
____________________________________________________________________________________________________________________________________
(dollars in thousand, except per share data) (unaudited)


                                                                                  Accumulated
                                                                                    Other
                                                          Comprehensive Retained Comprehensive  Common  Capital Treasury
                                                               Income   Earnings    Income      Stock   Surplus  Stock     Total

                                                          _____________ ________ _____________  ________ _______ ________  ________

Balance at January 1, 2002                                              $54,758     $1,156       $5,397  $20,993  $(14,071) $68,233
Comprehensive income
   Net Income                                                  $9,462     9,462                                               9,462
   Other comprehensive income, net of taxes
     Unrealized gains on AFS debt securities                    3,106
     Less: gains on disposition of securities                    (453)
                                                          ____________
   Other comprehensive income, net of taxes                     2,653                2,653                                    2,653
                                                          ____________

Comprehensive income                                          $12,115
                                                          ============

Dividends on common stock                                                (2,947)                                             (2,947)
Issued 21,069 shares of common stock in connection
  with Executive Compensation Plan                                                                             66      244      310
Exercised 23,658 option shares                                                                                (92)     274      182
Issued 107,877 shares of common stock in connection with
  the acquisition of certain assets and assumption of
  certain liabilities of Monarch Capital Corporation                                                           131   1,244    1,375
Purchased 18,150 shares of common stock                                                                               (235)    (235)
                                                                        ________ _____________   _______ _________  _______ _______
Balance at September 30, 2002                                            61,273       3,809       5,397     21,098 (12,544)  79,033

Comprehensive income
  Net Income                                                    $3,415    3,415                                               3,415
  Other comprehensive income, net of taxes
    Unrealized  gains on AFS debt securities                       (69)
    Add: losses on disposition of securities                      (144)
                                                          ____________

  Other comprehensive income                                      (213)                (213)                                   (213)
                                                          ____________
Comprehensive income                                            $3,202
                                                          ============

Dividends on common stock                                                (1,374)                                             (1,374)
Exercised 1,500 option shares                                                                                   (1)     17       16
Purchased 11,400 shares of common stock                                                                               (197)    (197)
                                                                      ___________  ________     _______  _________ ________ ________
Balance at December 31, 2002                                             63,314       3,596       5,397     21,097 (12,724)  80,680

Comprehensive income
   Net Income                                                  $12,054   12,054                                              12,054
   Other comprehensive income, net of taxes
     Unrealized net gains on AFS debt securities                   375
     Less: net gains on disposition of securities                 (594)
     Minimum pension liability                                     (19)
                                                          ____________

   Other comprehensive income                                     (238)                (238)                                   (238)
                                                          ____________

Comprehensive income                                           $11,816
                                                          ============

Dividends on common stock                                                (3,567)                                             (3,567)
Issued 20,833 shares of common stock in connection
   with Executive Compensation Plan                                                                           109      245      354
Exercised 52,423 option shares                                                                               (186)     445      259
Issued 2,949,719 shares of common stock in connection with
   the acquisition of Bridge View Bancorp                                                                  52,180            52,180
Reacquired 35,959 shares in lieu of non-performing asset                                                              (693)    (693)
                                                                      ___________  ________     _______  _________ ________ ________
Balance at September 30, 2003                                           $71,801      $3,358     $5,397    $73,200 $(12,727)$141,029
                                                                      ===========  ========    ========  ========= ======== ========


___________________________________________________________________________________________________________________________________
See notes to consolidated financial statements.


Interchange Financial Services Corporation
___________________________________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
___________________________________________________________________________________________________________________________________
(dollars in thousands) (unaudited)
                                                                          2003           2002
                                                                        _________     __________

Cash flows from operating activities
Net income                                                               $ 12,054        $ 9,462
Non-cash items included in earnings
    Depreciation and amortization                                           1,260          1,092
    Amortization of securities premiums                                     2,869          1,347
    Accretion of securities discounts                                        (246)          (223)
    Amortization of premiums in connection with acquisition                   617             50
    Provision for loan losses                                               1,280            885
    Increase in cash surrender value of Bank Owned Life Insurance            (315)          (666)
    Net gain on sale of securities                                           (935)          (498)
    Origination of loans held for sale                                    (14,500)             -
    Sale of loans held for sale                                            15,266              -
    Acceleration of premium amortization on certain collateralized
    mortgage obligations                                                      415              -
    Net gain on sale of loans and leases                                     (567)          (223)
    Net loss on sale of fixed assets                                           10              -
    Net gain on sale of foreclosed real estate and repossessed assets          (7)           (40)
Decrease (increase) in operating assets
    Accrued interest receivable                                              (868)           (60)
    Accounts receivable- leases sold                                            -          4,921
    Goodwill                                                                  (90)             -
    Deferred taxes                                                         (1,221)             -
    Other                                                                  (1,345)          (596)
Incease (decrease) in operating liabilities
    Accrued interest payable                                                 (378)          (203)
    Other                                                                     863          1,319
                                                                        __________     _________
Cash provided by operating activities                                      14,162         16,567
                                                                        __________     _________

Cash flows from investing activities
(Payments for) proceeds from
    Net (originations) amortization of loans                               12,182        (32,705)
    Purchase of loans                                                         (53)       (14,945)
    Sale of loans and leases                                                3,102          3,486
    Purchase of securities available for sale                            (283,373)       (90,277)
    Maturities of securities available for sale                           125,644         29,441
    Sale of securities available for sale                                  29,732         19,791
    Maturities of investment securities held to maturity                    7,524          7,066
    Sale of securities held to maturity                                         -          2,023
    Sale of foreclosed real estate and other repossessed assets               100            566
    Purchase of fixed assets                                                 (879)        (1,099)
    Premium in connection with acquisition                                      -         (1,860)
    Net cash proceeds from acquisition of Bridge View Bancorp              19,748              -
                                                                        __________     _________
Cash used in investing activities                                         (86,273)       (78,513)
                                                                        __________     _________

Cash flows from financing activities
Proceeds from (payments for)
    Net increase in deposits                                               90,307         63,799
    Securities sold under agreements to repurchase and other borrowings    33,986         69,353
    Retirement of securities sold under agreements to repurchase and
      other borrowings                                                    (32,756)       (55,104)
    Dividends                                                              (3,567)        (2,947)
    Common stock issued                                                       354          1,685
    Treasury stock                                                              -           (235)
    Exercise of option shares from Treasury                                   259            182
                                                                        _________       ________
Cash provided by financing activities                                      88,583         76,733
                                                                        _________       ________

Increase (decrease) in cash and cash equivalents                           16,472         14,787
Cash and cash equivalents, beginning of year                               33,916         22,211
                                                                        _________       ________
Cash and cash equivalents, end of period                                  $50,388        $36,998
                                                                        ==========     =========

Supplemental disclosure of cash flow information:
Cash paid for:
     Interest                                                             $10,673        $13,763
     Income taxes                                                           6,840          5,018

Supplemental disclosure of non-cash investing activities:
     Loans transferred to foreclosed real estate and repossessed assets      $168           $392
     Stock issued for net assets purchased                                      -          1,375
     Stock issued related to Bridge View acquisition                       52,180              -
____________________________________________________________________________________________________________________________________
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE-MONTH PERIODS
                      ENDED SEPTEMBER 30, 2003 (Unaudited)

1. Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Interchange Financial Services Corporation and its wholly owned subsidiaries (on a consolidated basis, the "Company") including its principal operating subsidiary, Interchange Bank (the "Bank"), and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2002.
     The consolidated financial data for the three and nine-month periods ended September 30, 2003 and 2002, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

Stock Based Compensation: The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board ("APB) Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and diluted earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, " Accounting for Stock-Based Compensation," to stock-based compensation for the three and nine months ended September 30, 2003 and 2002: (in thousands, except share data) (unaudited)



                                                              __________________________             _________________________
                                                              For the three months ended             For the nine months ended
                                                                  September 30,                              September 30,
                                                                2003                2002                2003              2002
                                                              ___________       _________            ________         _________
Net Income
      As reported                                                  $4,511          $3,457             $12,054            $9,462
      Less: Total stock-based compensation expense
      determined under the fair
      value method for all rewards,
      net of related tax effects                                       93              67                 261               159

                                                              ___________       _________            ________         _________
      Pro-forma                                                    $4,418          $3,390             $11,793            $9,303
                                                              ===========       =========            ========         =========

Diluted earnings per common share
      As reported
                                                                    $0.35           $0.35               $1.05             $0.96
      Less: Total stock-based compensation expense
      determined under the fair
      value method for all rewards,
      net of related tax effects                                     0.01            0.01                0.04              0.02
                                                              ___________       __________            ________        _________
      Pro-forma                                                     $0.34           $0.34               $1.01             $0.94
                                                              ===========       ==========            ========        =========





The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants issued during the nine months ended September 30, 2003: dividend yield of 2.14%; expected volatility of 24.69%; risk-free interest rate of 3.39%; and expected lives of 7 years. Prior period assumptions are described in Note 12 "Stock Option and Incentive Plan" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10K. The effects of applying these assumptions in determining the pro-forma net income may not be representative of the effects on pro-forma net income for future years.


2. Acquisition and Pro Forma Disclosure
     On April 30, 2003 the Company completed its acquisition of 100% of the common stock of Bridge View Bancorp ("Bridge View"), a Bergen County-based bank holding company with eleven locations, which expanded the Company's presence into eastern Bergen County. The results of Bridge View's operations have been included in the consolidated financial statements since that date. Bridge View had approximately $278 million of total assets, $185 million of loans and $259 million of deposits. The aggregate purchase price paid to Bridge View shareholders was approximately $85.7 million and consisted of approximately 2.9 million shares of the Company's common stock with an approximate market value of $52.2 million based upon the average closing price three days prior to and after the acquisition date and $33.5 million in cash. The transaction was accounted for as a purchase and the cost in excess of net assets acquired of approximately $58.4 million was allocated to net identified intangibles of approximately $4.3 million and goodwill of approximately $54.1 million.

     The following pro forma condensed consolidated statements of income for the three and nine months ended September 30, 2002 and 2003 give effect to the merger as if the merger had been consummated on either January 1, 2002 or 2003.

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


                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                 __________________________       ___________________________
                                                                    2003            2002             2003            2002
                                                                 __________________________       ___________________________
                                                                 Pro Forma       Pro Forma        Pro Forma       Pro Forma
Interest income                                                     $ 15,441        $ 17,564         $ 48,970        $ 51,668
Interest expense                                                       3,700           4,695           11,183          14,582
                                                                 ___________     ___________       __________     ___________
      Net interest income                                             11,741          12,869           37,787          37,086
                                                                 ___________     ___________       __________     ___________
Provision for loan and lease losses                                      530             525            1,295           1,215
                                                                 ___________     ___________       __________     ___________
Net interest income after provision for loan and lease losses         11,211          12,344           36,492          35,871
Non-interest income                                                    2,644           2,302            8,607           6,581
Non-interest expense
   Salaries and benefits                                               4,192           4,550           14,023          13,061
   Occupancy and FF&E                                                  1,448           1,548            4,901           4,707
   Other expenses                                                      1,984           2,387            7,169           7,253
                                                                 ___________     ___________       __________     ___________

                                                                       7,624           8,485           26,093          25,021

     Net income before taxes                                           6,231           6,161           19,006          17,431

Income Taxes                                                           1,916           2,190            6,113           5,862
                                                                 ___________      __________       __________     ___________
     Net income                                                      $ 4,315         $ 3,971         $ 12,893        $ 11,569
                                                                 ===========      ==========       ==========     ===========
Earnings per common share:
     Basic                                                           $  0.44         $  0.31         $   1.01        $   0.91
     Diluted                                                         $  0.43         $  0.31         $   1.00        $   0.90


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

Commitments to Extend Credit
     At September 30, 2003, the Company had commitments of approximately $199.7 million to extend credit, of which approximately $2.1 million represents standby letters of credit.

     5.  Goodwill  and Other  Intangibles
     With the adoption of Statements of Financial Acounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, goodwill is no longer amortized to expense, but rather is tested for impairment periodically. Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Impairment, if any, is measured on a discounted future cash flow basis. Goodwill is reviewed for impairment annually and on an interim basis when conditions require. If necessary an impairment charge is recognized in the period that goodwill has been deemed to be impaired. At the date of adoption, there was no unamortized goodwill.

     At September 30, 2003, gross intangible assets amounted to $4.6 million and accumulated amortization amounted to $304 thousand. At December 31, 2002, gross intangible assets amounted to $300 thousand and accumulated amortization amounted to $69 thousand. Amortization of intangible assets as a result of acquisitions, which is included in non-interest expense, amounted to $234 thousand, and $50 thousand for the nine months ended September 30, 2003 and 2002, respectively. During the second quarter, the Company recorded a core deposit intangible of $4.3 million in connection with the Bridge View merger. The core deposit intangible has an estimated life of 10 years and the Company amortized $178 thousand for the nine months ended September 30, 2003. The core deposit intangible will be periodically reviewed for impairment. In addition, the Company recorded goodwill of $54.1 million in connection with the Bridge View merger. The goodwill will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

The estimated aggregate annual amortization expense for intangible assets is summarized as follows: (in thousands)

        2003                                                  $361
        2004                                                   505
        2005                                                   505
        2006                                                   436
        2007                                                   429
        2008                                                   429
        thereafter                                           1,861
                                                         _________

        Total estimated amortization of intangibles         $4,526
                                                         =========

6. Segment Reporting
     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires disclosures for each reportable operating segment. As a community-oriented financial institution, substantially all of the Company's operations entail the delivery of loan and deposit products and various other financial services to customers in its primary market area, which is Bergen County, New Jersey. The Company's community-banking operation constitutes the Company's only operating segment for financial reporting purposes under SFAS No. 131.


7. Recent Accounting Pronouncements
     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for contracts entered into or modified after June 30, 2003, except for contracts that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the financial position or results of operations of the Company because the Company does not have any derivative activity.
     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the financial position or results of operations of the Company because the Company does not have any financial instruments that have characteristics of both liabilities and equity.

8. Cash Dividend
     The Company paid a cash dividend of $0.11 per share on August 28, 2003 to holders of record as of July 28, 2003.

9. Securities Held-to-Maturity and Securities Available-for-Sale
     Securities  held-to-maturity  ("HTM")  and  securities   available-for-sale
   ("AFS") consist of the following: (in thousands)

                                                              _______________________________________________________________
                                                                                   September 30, 2003
                                                              _______________________________________________________________
                                                                                      (unaudited)
                                                                                    Gross          Gross            Estimated
                                                                 Amortized        Unrealized      Unrealized          Fair
                                                                   Cost             Gains          Losses             Value
                                                              _____________       __________     ___________        __________
Securities HTM

   Mortgage-backed securities                                       $11,187             $421      $        -          $ 11,608
   Obligations of states & political subdivisions                     9,247              881               -            10,128
   Other debt securities                                                100                -               -               100
                                                              _____________       __________     ___________        __________
                                                                     20,534            1,302               -            21,836
Securities AFS                                                _____________       __________     ___________        __________
   Obligations of U.S. Treasury                                      28,098               12               -          $ 28,110
   Mortgage-backed securities                                        93,952            1,519             213            95,258
   Obligations of U.S. agencies                                     225,034            3,886             256           228,664
   Obligations of states & political subdivisions                    32,619            1,099              98            33,620
   Equity securities                                                  3,955               76               -             4,031
                                                              _____________       __________     ___________        __________
                                                                    383,658            6,592             567           389,683
                                                              _____________       __________     ___________        __________

     Total securities                                              $404,192           $7,894            $567          $411,519
                                                              =============       ==========     ===========        ==========

                                                              ________________________________________________________________
                                                                                  December 31, 2002
                                                              ________________________________________________________________
                                                                                    Gross          Gross            Estimated
                                                                 Amortized        Unrealized      Unrealized           Fair
                                                                   Cost             Gains          Losses              Value
Securities HTM                                                _____________       __________      __________        __________
   Mortgage-backed securities                                       $16,437             $667       $       -          $ 17,104
   Obligations of U.S. agencies                                       1,991               68               -             2,059
   Obligations of states & political subdivisions                     9,664              663               -            10,327
   Other debt securities                                                100                -               -               100
                                                              _____________       __________     ___________        __________
                                                                     28,192            1,399               -            29,590
                                                              _____________       __________     ___________        __________

Securities AFS
   Mortgage-backed securities                                       101,028            1,778             201           102,605
   Obligations of U.S. agencies                                      91,577            3,982               -            95,559
   Obligations of states & political subdivisions                    21,382              889              52            22,219
   Equity securities                                                  3,937                -               -             3,937
                                                              _____________       __________     ___________       ___________
                                                                    217,924            6,649             253           224,320
                                                              _____________       __________     ___________       ___________

     Total securities                                              $246,116           $8,047            $253          $253,910
                                                              =============       ==========     ===========       ===========




     At September 30, 2003, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands)



                                             Securities                   Securities
                                                HTM                          AFS
                                   _____________________________   _______________________
                                                   Estimated                    Estimated
                                   Amortized         Fair          Amortized       Fair
                                     Cost            Value            Cost        Value
                                   ______________ ______________   ___________ __________
Within 1 year                           $ 275          $ 278        $ 72,904     $ 72,957
After 1 but within 5 years             13,360         13,992         271,514      276,088
After 5 but within 10 years             4,772          5,253          12,883       13,150
After 10 years                          2,127          2,313          22,402       23,457
Equity securities                           -              -           3,955        4,031
                                  _______________ ______________   ___________ ___________

                            Total     $20,534       $ 21,836       $ 383,658     $389,683
                                  =============== ==============   =========== ===========



     Proceeds from the sale of securities AFS amounted to $29.7 million and $19.8 million for the nine months ended September 30, 2003 and 2002, respectively, which resulted in gross realized gains of $981 thousand and $478 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $46 thousand and $3 thousand for the nine months ended September 30, 2003 and 2002, respectively. These amounts are included in net gain on sale of securities in the Consolidated Statements of Income.
     Proceeds from the sale of securities HTM amounted to $2.0 million for the nine months ended September 30, 2002, which resulted in realized gains of $23 thousand. The securities were either scheduled to mature within 3 months or were called before maturity. There were no sales of securities HTM for the nine months ended September 30, 2003.
     On a quarterly basis, we evaluate our investment portfolio to determine whether there are any other than temporary impairment valuation issues. This analysis is performed by comparing quoted market prices to amortized cost and evaluating each identified security whose market value is less than amortized cost for a sustained period of time. Our accounting policy requires recognition of an other than temporary impairment charge on a security if it is determined that we are unable to recover all amounts due under the contractual obligations of the security. Management uses its best estimate regarding the estimated future payments on the contractual obligation by reviewing changes in security ratings and evaluating the financial performance of the underlying issuer.
     During the second quarter of 2003, the Company realized gross losses resulting from an acceleration of premium amortization on certain collateralized mortgage obligations of $415 thousand. The acceleration of premium amortization was largely driven by the historically high mortgage prepayment speeds due to the low interest rate environment.
     Securities with carrying amounts of $47.5 million and $58.6 million at September 30, 2003 and December 31, 2002, respectively, were pledged for public deposits, Federal Home Loan Bank advances, securities sold under repurchase agreements and other purposes required by law.

10.  Loans
    The composition of the loan portfolio is summarized as follows: (in thousands)


                                       _____________________   _________________
                                           September 30,          December 31,
                                               2003                   2002
                                       _____________________   _________________
                                            (unaudited)

Amount of loans by type
     Real estate-mortgage
         1-4 family residential
             First liens                          $107,151              $100,302
             Junior liens                            4,697                 6,241
             Home equity                           142,039               125,037
         Commercial                                323,252               222,628
         Construction                               21,983                11,359
                                       ___________________   ___________________
                                                   599,122               465,567
                                        __________________   ___________________
     Commercial loans
         Commercial and financial                  138,571               104,542
         Lease financing                            27,737                26,356
                                        __________________   ___________________
                                                   166,308               130,898
                                        __________________   ___________________
     Consumer loans
         Lease financing                            13,428                15,969
         Installment                                 4,828                 3,207
                                        __________________    __________________
                                                    18,256                19,176
                                         _________________    __________________

               Total                              $783,686              $615,641
                                        ==================    ==================




Nonperforming Assets
     Nonperforming loans include loans which are accounted for on a nonaccrual basis and troubled debt restructurings. Nonperforming loans are as follows: (in thousands)

                                       ____________________   __________________
                                          September 30,         December 31,
                                              2003                  2002
                                       ____________________   __________________
                                           (unaudited)
Nonaccrual loans
     Residential real estate                  $ 946                $ 495
     Commercial real estate                   1,632                1,780
     Commercial and financial                 3,026                1,300
     Commercial lease financing               2,011                2,357
     Consumer                                   308                   31
                                       ___________________    __________________
                                            $ 7,923              $ 5,963
                                       ===================   ===================

11. Allowance for Loan and Lease Losses
     The Company's recorded investment in impaired loans is as follows: (in thousands)

                                                            ______________________________       ______________________________
                                                                     September 30,                         December 31,
                                                                        2003                                  2002
                                                            ______________________________       ______________________________
                                                                         (Unaudited)
                                                             Investment           Related           Investment       Related
                                                                in              Allowance              in           Allowance
                                                             Impaired            for Loan           Impaired        for Loan
                                                               Loans               Losses             Loans          Losses
                                                            __________          __________       ______________   _____________
Impaired loans
    With a related allowance for loan losses
           Commercial and financial                              $ 982               $ 245             $ 1,104            $ 128
           Commercial real estate                                  664                  17               1,780               45
           Residential mortgages                                   547                  82                   -                -
    Without a related allowance for loan losses                      -                   -                   -                -
                                                            __________          __________        ____________    _____________
                                                                $2,193               $ 344              $2,884            $ 173
                                                            ==========          ==========        ============    =============
____________________________________________________________________________________________________________________________________
The impairment of the above loans was measured based on the fair value of collateral.


Changes in the  allowance  for loan and lease losses are  summarized as follows:
(in thousands)
(unaudited)

                                                                 ________________________              ________________________
                                                                  Three months ended                       Nine months ended
                                                                     September 30,                            September 30,
                                                                 ________________________              ________________________
                                                                    2003            2002                    2003        2002
                                                                 __________    __________              ___________   __________
Balance at beginning of period                                       $9,537        $6,430                   $7,207       $6,569
Additions (deductions)
     Provision for loan and lease losses                                485           405                   1,280           885
     Recoveries on loans previously charged off                          39             9                      44            55
     Loans charged off                                                 (706)         (137)                 (1,105)         (802)
     Additions due to merger                                           -             -                      1,929             -
                                                                 __________    __________               __________   __________
Balance at end of year                                               $9,355        $6,707                  $9,355        $6,707
                                                                 ==========    ==========               ==========   ==========




12. Other Non-interest Expense
     Expenses included in other non-interest expense, which exceed one percent of the aggregate of total interest income and non-interest income for the periods noted, are as follows:(in thousands)

                                                                 ________________________              ________________________
                                                                      Three months                             Nine months
                                                                   ended September 30,                     ended September 30,
                                                                 ________________________              ________________________

                                                                    2003            2002                    2003        2002
                                                                 __________    __________              _____________   _______

Professional fees                                                 $    476       $   484                $   1,187    $   1,166
Data processing                                                   $    308       $   176                $     877    $     558




Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2003 and 2002, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's 2002 Annual Report on Form 10-K.
     On April 30, 2003 the Company completed its acquisition of Bridge View Bancorp ("Bridge View"). Accordingly the results of operations for the three and nine month periods ending September 30, 2003 include the results of Bridge View from that date.

Forward Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company which are not historical facts may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan and lease portfolio, the quality of the loan and lease portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; (vi) losses in the Company's leasing subsidiary exceeding management's expectations; (vii) expected revenue synergies from the Company's acquisition of Bridge View may not be fully realized or realized within the expected time frame; (viii) revenues following the Company's acquisition of Bridge View may be lower than expected; (ix) deposit attrition, operating costs, customer loss and business disruption following the Company's acquisition of Bridge View, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected and (x) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

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

Allowance for Loan and Lease Losses: The allowance for loan and lease losses ("ALLL") is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.
     The Company considers the ALLL of $9.4 million adequate to cover estimated losses inherent in the loan portfolio, loan commitments and standby and other letters of credit that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio.

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

Goodwill: With the adoption of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002, goodwill is no longer amortized to expense, but rather is tested for impairment periodically. Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Impairment, if any, is measured on a discounted future cash flow basis. Goodwill is reviewed for impairment annually and on an interim basis when conditions require. If necessary an impairment charge is recognized in the period that goodwill has been deemed to be impaired. At the date of adoption, there was no unamortized goodwill.

          THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                              RESULTS OF OPERATIONS

Summary
     On April 30, 2003, the Company completed its acquisition of Bridge View. Accordingly the results of operations for the three and nine month periods ending September 30, 2003 include the results of Bridge View from that date. The Company was able to fully integrate Bridge View, including the data processing function within 40 days of closing.
     Net income for the three months ended September 30, 2003 was approximately $4.5 million, an increase of $1.1 million, or 30.5%, over the same period last year. The increase in earnings resulted from the acquisition of Bridge View during the second quarter and an increase in non-interest income. For the third quarter of 2003, the Company reported earnings per diluted common share of $0.35, the same as reported in 2002, while average diluted shares outstanding increased 30.3% over the same period in the prior year.
     The growth in revenues was partly offset by a $2.4 million, or 38.5%, increase in non-interest expense. This change largely reflects an increase in expenses primarily due to additional operating costs associated with the Bridge View acquisition and normal increases in salaries and benefits along with occupancy expenses.
     For the three months ended September 30, 2003 and 2002, the Company's Return on Average Assets ("ROA") was 1.34% and 1.51%, respectively. The change in ROA was a result of core deposit growth outpacing deployment of those funds into higher yielding loans and an investment strategy that mitigates extension risk. Return on Average Equity ("ROE") was 12.93% a decline from 18.22% when compared to the same period last year. The main reason for the decline in ROE was due to the increase in stockholders' equity related to the issuance of the Company's stock as a part of the merger consideration for Bridge View.

Net Interest  Income
     Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest exempt from federal taxation has been restated to a fully tax-equivalent basis using the corporate federal tax rate of 34% for the three months and nine months ended September 30, 2003 and 2002. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.
     Net interest income on a tax-equivalent basis increased $2.6 million, or 25.6%, to $12.8 million for the quarter ended September 30, 2003 as compared to the same quarter in 2002. The tax equivalent adjustments for the quarters ended September 30, 2003 and 2002 were $161 thousand and $98 thousand, respectively. The increase in net interest income was due mostly to a 37.9% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 40.5% on average for the third quarter of 2003 as compared to the same quarter in 2002. The growth in interest earning assets and deposits were attributed to the Bridge View acquisition and the Company's internal growth. The margin for the third quarter of 2003 was 4.29%, a decline of 42 basis points as compared to the same quarter in 2002 which was a result of assets repricing more quickly than liabilities and maintaining an average life in the investment portfolio of approximately 2 years.
     Interest income, on a tax-equivalent basis, totaled $16.1 million for the third quarter of 2003, an increase of $1.7 million, or 11.5%, as compared to the same quarter in 2002. The increase was mostly attributed to a $326.5 million, or 37.9%, growth in interest earning assets. The growth in interest earning assets was the result of increases in average loans and average investments of $161.6 million and $130.6 million, respectively. The increase in interest income was partly offset by a 128 basis point decline in interest earning asset yields for the third quarter of 2003 as compared to the same quarter in 2002. The decline in interest earning asset yields was largely attributed to the historically low market interest rate environment.
     Interest expense, which totaled $3.4 million for the third quarter of 2003, decreased $939 thousand, or 21.8%, as compared to the same period in 2002. The decrease in interest expense was a byproduct of the decline in market interest rates, particularly short-term rates, during 2003. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition below, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 105 basis points to 1.38% for the quarter ended September 30, 2003 as compared to the same period in 2002. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the positive growth of deposits. Interest bearing deposits grew on average $272.9 million, or 40.5%, for the third quarter of 2003 as compared to the same period in 2002.

____________________________________________________________________________________________________________________________________
Analysis of Net Interest Income
____________________________________________________________________________________________________________________________________
for the quarter ended September 30,
(dollars in thousands)                                       2003                                             2002
                                          ______________________________________     _______________________________________________
(unaudited)                                Average                   Average             Average                          Average
                                           Balance     Interest       Rate               Balance           Interest        Rate
                     Assets
                                          __________   _________   ____________     ____________        _____________ ______________
Interest earning assets:
Loans (1)                                   $788,705     $13,094         6.64 %         $627,092              $11,599         7.40 %
Taxable securities (4)                       325,435       2,562         3.15            211,099                2,603         4.93
Tax-exempt securities (2) (4)                 29,873         365         4.89             13,620                  221         6.49
Interest earning deposits                     13,996          36         1.03                  -                    -            -
Federal funds sold                            30,571          69         0.90             10,261                   45         1.75
                                          __________   _________   __________      _____________        _____________   __________
     Total interest-earning assets         1,188,580      16,126         5.43            862,072               14,468         6.71
                                                       _________                                        _____________
Non-interest earning assets:
Cash and due from banks                       42,652                                      19,561
Allowance for loan and lease losses           (9,704)                                     (6,477)
Other assets                                 120,090                                      37,809
                                          ___________                              _____________

     Total assets                         $1,341,618                                    $912,965
                                          ===========                              ==============
      Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                   $946,970       3,204         1.35           $674,038                3,991        2.37
Borrowings                                    27,436         167         2.43             34,749                  319        3.66
                                          __________   _________   __________      ______________        _____________   _________
     Total interest-bearing liabilities      974,406       3,371         1.38            708,787                4,310        2.43
                                                       _________                                         _____________

Non-interest bearing liabilities
Demand deposits                              211,765                                     116,028
Other liabilities                             15,901                                      12,245
                                          __________                               ______________
     Total liabilities (3)                 1,202,072                                     837,060
Stockholders' equity                         139,546                                      75,905
                                          __________                               ______________
     Total liabilities and stockholders'  $1,341,618                                    $912,965
     equity                               ==========                               ==============
Net interest income (tax-equivalent basis)                12,755         4.05                                   10,158        4.28
Tax-equivalent basis adjustment                             (161)                                                  (98)
                                                       _________                                         _____________
     Net interest income                                 $12,594                                               $10,060
                                                       =========                                         =============

Net interest income as a percent of interest-
earning assets (tax-equivalent basis)                                    4.29 %                                               4.71 %

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


Provision for Loan and Lease Losses
     The provision for loan and lease losses represents management's calculation of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgements:
Allowance for Loan and Lease Losses" above. In the third quarter of 2003 and 2002, the Company's provision for loan and lease losses was $485 thousand and $405 thousand, respectively.

Non-interest Income
     For the quarter ended September 30, 2003, non-interest income totaled $3.3 million, an increase of $1.6 million, or 87.9%, as compared to the same period in 2002. The improvement in non-interest income, was mostly due to increases in Bank Owned Life Insurance ("BOLI") income, service charges on deposits and "other" non-interest income of $472 thousand, $339 thousand and $336 thousand, respectively. The increase in BOLI income was due to a claim on insurance policies, which amounted to $422 thousand. The growth in service charges on deposits was mostly due to the acquisition of Bridge View.
     During the quarter, the Company recognized net gains on the sale of securities of $501 thousand as compared to $214 thousand for the same period in 2002.

Non-interest Expense
     For the quarter ended September 30, 2003, non-interest expense increased $2.4 million to $8.8 million, an increase of 38.4% when compared to the same period one year ago. The increase was due largely to the additional operating costs resulting from the merger with Bridge View. Also contributing to the increase were normal increases related to salaries, benefits and occupancy expense.

Income Taxes
     Income tax expense as a percentage of pre-tax income was 32.5% for the three months ended September 30, 2003 as compared to 32.3% for the third quarter of 2002.

           NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                              RESULTS OF OPERATIONS

Summary
     For the first nine months of 2003, the Company reported net income of $12.1 million, or $1.04 diluted earnings per common share, as compared with $9.5 million, or $0.95 diluted earnings per common share for the same period last year. The increase in earnings was driven largely by growth in net interest income on a taxable equivalent basis, which increased $5.4 million, or 18.6%. The improvement in net interest income was attributable to the acquisition of Bridge View along with a strong growth in deposits from the Company's original eighteen branches that fueled additional growth in interest earning assets. In addition, non-interest income, which increased $3.0 million, or 62.5%, over the same period last year also contributed to the improvement in earnings. The growth in revenues was partly offset by a $4.2 million, or 22.6% increase in non-interest expense.
     For the nine months ended September 30, 2003 and 2002, ROA was 1.38% as compared to 1.43% and ROE was to 14.12% as compared to 17.49%, respectively. The main reason for the decline in ROE was due to the increase in stockholders' equity related to the issuance of the Company's stock as a part of the merger consideration for Bridge View.

Net Interest Income
     Net interest income on a tax-equivalent basis increased $5.4 million, or 18.6%, to $34.4 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase in net interest income was due mostly to a 25.8% growth in average interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 30.4% on average for the first nine months of 2003 as compared to the same period in 2002. The growth in interest earning assets and deposits were primarily attributed to the Bridge View acquisition. The margin, which decreased 27 basis points to 4.38% for the first nine months of 2003 as compared to the same period in 2002, partially offset the growth in interest earning assets.
     Interest income, on a tax-equivalent basis, totaled $45.0 million for the first nine months of 2003, an increase of $2.4 million, or 5.7%, as compared to the same period in 2002. For the year to date periods ended September 30, 2003 and September 30, 2002, the tax equivalent basis adjustments were $381 thousand and $276 thousand, respectively. The increase was mostly attributed to a $214.8 million, or 25.8%, growth in average interest earning assets. The growth in interest earning assets was the result of increases in average loans and average investments of $103.2 million and $85.8 million, respectively. The Bridge View acquisition was the primary contributor to the increase in interest earning assets, loans and investments for 2003. The increase in interest income was partly offset by a 109 basis point decline in interest earning asset yields for the first nine months of 2003 as compared to the same period in 2002. The decline in interest earning asset yields was largely attributed to a decrease in market interest rates.
     Interest expense, which totaled $10.6 million for the first nine months of 2003, decreased $3.0 million, or 22.0%, as compared to the same period in 2002. The decrease in interest expense was a byproduct of the decline in interest rates, particularly short-term rates, during 2003. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition below, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 101 basis points to 1.63% for the nine months ended September 30, 2003 as compared to the same period in 2002. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the positive growth of deposits. Interest bearing deposits grew on average $179.3 million, or 27.3%, for the first nine months of 2003 as compared to the same period in 2002.

____________________________________________________________________________________________________________________________________
Analysis of Net Interest Income
____________________________________________________________________________________________________________________________________
for the nine months ended September 30,
(dollars in thousands)                                                 2003                             2002
                                                  __________________________________________________________________________________
(unaudited)                                         Average                   Average       Average                Average
                                                    Balance      Interest      Rate         Balance     Interest    Rate
                                                  ___________    _______      _______       _______     ________   _______
                     Assets
Interest earning assets
Loans (1)                                           $712,480     $36,489        6.83 %      $609,248    $34,030     7.45 %
Taxable securities (4)                               270,379       7,284        3.59         195,056      7,799     5.33
Tax-exempt securities (2) (4)                         26,529         916        4.60          16,048        597     4.96
Interest earning deposits                              7,427          57        1.02               -          -        -
Federal funds sold                                    31,145         253        1.08          12,828        165     1.71
                                                   _________     _______      ______        ________    _______     ____
     Total interest-earning assets                 1,047,960      44,999        5.73         833,180     42,591     6.82

Non-interest earning assets
Cash and due from banks                               34,229                                  20,289
Allowance for loan and lease losses                   (8,515)                                 (6,460)
Other assets                                          88,642                                  37,714
                                                  __________                                ________
     Total assets                                 $1,162,316                                $884,723
                                                  ==========                                ========

      Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                           $836,922      10,027        1.60        $657,584      12,688    2.57
Borrowings                                            26,238         544        2.76          28,045         872    4.15
                                                  __________     _______      ______        ________   _________    ____
     Total interest-bearing liabilities              863,160      10,571        1.63         685,629      13,560    2.64
                                                                 _______                               _________

Non-interest bearing liabilities
Demand deposits                                      170,000                                 114,824
Other liabilities                                     15,308                                  12,136
                                                  __________                                ________
     Total liabilities (3)                         1,048,468                                 812,589
Stockholders' equity                                 113,848                                  72,134
     Total liabilities and stockholders' equity   $1,162,316                                $884,723
                                                  ==========                               =========

Net interest income (tax-equivalent basis)                        34,428        4.10                      29,031    4.18
Tax-equivalent basis adjustment                                     (381)                                   (276)
                                                                 _______                               _________
     Net interest income                                         $34,047                                 $28,755
                                                                 =======                               =========
Net interest income as a percent of interest-earning assets
 (tax-equivalent basis)                                                         4.38 %                              4.65 %
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


Provision for Loan and Lease Losses
     For the nine months ended September 30, 2003 and 2002, the Company's provision for loan and lease losses was $1.3 million and $885 thousand, respectively. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgements:
Allowance for Loan and Lease Losses" above. The increase in the provision for loan and lease losses during the nine months was a result of an increase in commercial loans, certain nonperforming assets and the Bridge View merger.

Non-interest Income
     For the nine months ended September 30, 2003, non-interest income grew to $7.8 million, an increase of $3.0 million, or 62.5%, as compared to the nine months ended September 30, 2002. The improvement in non-interest income was largely due to increases in BOLI income, "other" non-interest income and net gains from the sale of loans of $1.1 million, $645 thousand and $344 thousand, respectively. The increase in BOLI income was due to a claim on insurance policies, which amounted to $921 thousand. The increase in net gains from the sale of loans was due to income of $362 thousand realized primarily from the sale of conforming 20 and 30 year residential mortgages through the Mortgage Partnership Financing program with the Federal Home Loan Bank. Contributing to the improvement in non-interest income was increases in service charges on deposits and commissions on the sale of mutual funds and annuities of $637 thousand and $270 thousand, respectively. The growth in service charges on deposits and "other" non-interest income were largely due to the acquisition of Bridge View.

     During the nine months ended September 30, 2003, the Company recognized net gains on the sale of securities of $520 thousand as compared to $495 thousand for the same period in 2002. The net gains for 2003 were a result of a combination of net realized gains from security sales of $935 thousand and gross losses resulting from an acceleration of premium amortization on certain collateralized mortgage obligations of $415 thousand. The acceleration of premium amortization was largely driven by the historically high mortgage prepayment speeds due to the low interest rate environment.

Non-interest Expense
     For the nine months ended September 30, 2003, non-interest expense totaled $23.0 million, an increase of $4.2 million, or 22.6%, as compared to the same period in 2002. The increase was due largely to the additional operating costs resulting from the merger with Bridge View. Also contributing to the increase were normal increases related to salaries and benefits along with occupancy expense. In addition, the Company incurred direct integration expenses of approximately $357 thousand associated with the Bridge View merger, which included expenses associated with data processing, customer notifications and advertising, and salaries.

Income Taxes
     Income tax expense as a percentage of pre-tax income was 31.5% for the nine months ended September 30, 2003 as compared to 32.1% for the same period of 2002.

                               FINANCIAL CONDITION
     The Company's consolidated balance sheet as of September 30, 2003 includes the assets and liabilities of the former Bridge View, which were recorded at their respective fair values as of April 30, 2003. Based on the fair values, the Company recorded purchase accounting adjustments related to: loans of $1.6 million; securities of $376 thousand; other assets of $1.9 million; other liabilities of $2.5 million; core deposit intangibles of $4.3 million and goodwill of $54.1 million. The Company's total assets were $1.3 billion at September 30, 2003, which represents an increase of $412.5 million, or 44.1%, from $936.3 million at December 31, 2002. The growth was largely attributable to the acquisition of Bridge View on April 30, 2003 with total assets of approximately $278 million and loans and deposits of approximately $185 million and $259 million, respectively, without giving effect for any purchase accounting adjustments.

Cash and Cash Equivalents
     At September 30, 2003, cash and cash equivalents increased $16.5 million to $50.4 million as compared to December 31, 2002. This was primarily attributed to the Bridge View merger and the result of investing activities (funding loans and investment growth) investing cash less rapidly than financing activities (reflecting principally deposit growth less repayments of borrowings) and operating activities (reflecting net income and changes in other assets) could generate it. This can be seen more completely on the accompanying unaudited Consolidated Statements of Cash Flows.

Securities Portfolio
     Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), each security is classified as either trading, available for sale ("AFS"), or held to maturity ("HTM"). The Company has no securities held in a trading account. The securities AFS are recorded at their estimated fair value. The after-tax difference between amortized cost and fair value of securities AFS is recorded as "accumulated other comprehensive income" in the equity section of the balance sheet. The tax impact of such adjustment is recorded as an adjustment to the amount of the deferred tax liability. The securities HTM are carried at cost adjusted for the amortization of premiums and accretion of discounts, which are recognized as an adjustment to income. Under SFAS No. 115, securities HTM, with some exceptions, may only be sold within three months of maturity.
     The Company uses its securities portfolio to ensure liquidity for cash flow requirements to manage interest rate risk, provide a source of income, ensure collateral is available for pledging requirements and manage asset quality diversification. At September 30, 2003, investment securities totaled $410.2 million and represented 30.4% of total assets, as compared to $252.5 million and 27.0%, respectively, at December 31, 2002. Securities AFS comprised 95.0% of the total securities portfolio at September 30, 2003 as compared to 88.8% at December 31, 2002. During 2003, the Company sold securities with a book value of approximately $29.7 million and recognized $981 thousand in gross gains and $46 thousand in gross losses. During the second quarter of 2003, the Company realized gross losses resulting from an acceleration of premium amortization on certain collateralized mortgage obligations of $415 thousand. The acceleration of premium amortization was largely driven by the historically high mortgage prepayment speeds due to the low interest rate environment.

The  following  table  reflects the  composition  of the  securities  portfolio:
(dollars in thousands)

                                                              _________________________________________________________
                                                                                 September 30, 2003
                                                              _________________________________________________________
                                                                                     (unaudited)

                                                                                 Gross         Gross           Estimated
                                                               Amortized      Unrealized    Unrealized           Fair
                                                                 Cost            Gains        Losses            Value
                                                              _____________   ____________  ___________     _____________

Securities HTM
   Mortgage-backed securities                                       $11,187           $421          $ -          $ 11,608
   Obligations of states & political subdivisions                     9,247            881            -            10,128
   Other debt securities                                                100              -            -               100
                                                              _____________  _____________  ___________     _____________
                                                                     20,534          1,302            -            21,836
                                                              _____________  _____________  ___________     _____________

Securities AFS
   Obligations of U.S. Treasury                                      28,098             12            -          $ 28,110
   Mortgage-backed securities                                        93,952          1,519          213            95,258
   Obligations of U.S. agencies                                     225,034          3,886          256           228,664
   Obligations of states & political subdivisions                    32,619          1,099           98            33,620
   Equity securities                                                  3,955             76            -             4,031
                                                              _____________  _____________  ___________     _____________
                                                                    383,658          6,592          567           389,683
                                                              _____________  _____________  ___________     _____________

     Total securities                                              $404,192         $7,894         $567          $411,519
                                                              =============  =============  ===========     =============

                                                              ___________________________________________________________
                                                                                  December 31, 2002
                                                              ___________________________________________________________

                                                                                 Gross         Gross        Estimated
                                                               Amortized      Unrealized    Unrealized         Fair
                                                                 Cost            Gains        Losses          Value
                                                              _____________  _____________  ___________     _____________
Securities HTM
   Mortgage-backed securities                                       $16,437           $667          $ -          $ 17,104
   Obligations of U.S. agencies                                       1,991             68            -             2,059
   Obligations of states & political subdivisions                     9,664            663            -            10,327
   Other debt securities                                                100              -            -               100
                                                              _____________  _____________  ___________     _____________
                                                                     28,192          1,399            -            29,590
                                                              _____________  _____________  ___________     _____________
Securities AFS
   Mortgage-backed securities                                       101,028          1,778          201           102,605
   Obligations of U.S. agencies                                      91,577          3,982            -            95,559
   Obligations of states & political subdivisions                    21,382            889           52            22,219
   Equity securities                                                  3,937              -            -             3,937
                                                              _____________  _____________  ___________     _____________
                                                                    217,924          6,649          253           224,320
                                                              _____________  _____________  ___________     _____________

     Total securities                                              $246,116         $8,047         $253          $253,910

                                                              =============  =============  ===========     =============


At September 30, 2003, the contractual maturities of securities HTM and securities AFS are as follows: (dollars in thousands) (unaudited)

                                    Securities                   Securities
                                       HTM                         AFS
                              _______________________      _________________________
                                            Estimated                      Estimated
                               Amortized      Fair          Amortized        Fair
                                 Cost         Value            Cost          Value
                              _______________________      _________________________

Within 1 year                     $   275     $   278        $  72,904      $ 72,957
After 1 but within 5 years         13,360      13,992          271,514       276,088
After 5 but within 10 years         4,772       5,253           12,883        13,150
After 10 years                      2,127       2,313           22,402        23,457
Equity securities                       -           -            3,955         4,031
                              ___________   _________       __________     _________
                     Total        $20,534     $21,836         $383,658      $389,683
                              ===========   =========       ==========     =========

Loans
     Total loans amounted to $783.7 million at September 30, 2003, an increase of $168.1 million from $615.6 million at December 31, 2002. The growth was primarily attributed to the Bridge View acquisition.

     The following table reflects the composition of the loan and lease portfolio: (dollars in thousands)


                                        ___________________    ___________________
                                           September 30,          December 31,
                                               2003                   2002
                                        ___________________    ___________________
                                           (unaudited)


Amount of loans by type
     Real estate-mortgage
         Residential                               $253,887              $231,580
         Commercial                                 323,252               222,628
         Construction                                21,983                11,359
                                        ___________________    ___________________
                                                    599,122               465,567
                                        ___________________    ___________________
     Commercial loans
         Commercial and financial                   138,571               104,542
         Lease financing                             27,737                26,356
                                        ___________________    __________________
                                                    166,308               130,898
                                        ___________________    __________________
     Consumer loans
         Lease financing                             13,428                15,969
         Installment                                  4,828                 3,207
                                        ___________________    __________________
                                                     18,256                19,176
                                        ___________________    __________________
               Total                               $783,686              $615,641
                                        ===================    ==================



Nonperforming Assets
     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. With the completion of the Bridge View merger, the Company's, nonperforming assets at September 30, 2003 amounted to $8.2 million, an increase of $2.1 million, or 33.1%, from $6.1 million at December 31, 2002. The ratio of nonperforming assets to total loans and foreclosed real estate and other repossessed assets increased to 1.04% at September 30, 2003 from 1.00% at December 31, 2002.
     The following table lists nonaccrual loans, restructured loans and foreclosed real estate and other repossessed assets at September 30, 2003, and December 31, 2002: (dollars in thousands)

                                                                   _________________    _________________
                                                                     September 30,        December 31,
                                                                         2003                 2002
                                                                   _________________    _________________
                                                                      (Unaudited)

Nonperforming loans                                                           $7,923               $5,963
Foreclosed real estate and other repossessed assets                              251                  176
                                                                   _________________    _________________
      Total nonperforming assets                                              $8,174               $6,139
                                                                   ==================   ==================



Allowance for Loan and Lease Losses
     The ALLL is generally established through periodic charges to income. During the nine months, the ALLL also increased by approximately $2.1 million, of which, approximately $1.9 million was due to the amount that Bridge View had on its statement of financial condition on April 30, 2003. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.
     The Company considers the ALLL of $9.4 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio.



     The following table presents the provisions for loan and lease losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three and nine months ended September 30, 2003 and 2002: (dollars in thousands) (unaudited)


                                                       Three months ended                   Nine months ended
                                                          September 30,                       September 30,
                                                       _________________________          ___________________________
                                                           2003             2002            2003              2002
                                                       __________       ________          ________        ___________


Average loans outstanding                                $788,705       $627,092          $712,480          $609,248
                                                       ==========       ========          ========        ===========

Allowance at beginning of period                            9,537          6,430             7,207             6,569
                                                       __________       ________          ________        ___________
Loans charged off
     Real estate                                                4             14                 4                14
     Commercial and financial                                   -              -                25                 9
     Commercial lease financing                               686            123             1,041               757
     Consumer loans                                            16              -                35                22
                                                       __________       ________          ________        __________
          Total                                               706            137             1,105               802
                                                       __________       ________          ________        __________

Recoveries of loans previously charged off
     Real estate                                               35              -                35                28
     Commercial and financial                                   -              -                 -                 -
     Commercial lease financing                                 1              1                 3                 9
     Consumer loans                                             3              8                 6                18
                                                       __________       ________          ________        __________
          Total                                                39              9                44                55
                                                       __________       ________          ________        __________

Additions due to merger                                         -              -             1,929                 -
Provision for loan and lease losses                           485            405             1,280               885
                                                       __________       ________          ________        __________
Allowance at end of period                                 $9,355         $6,707            $9,355            $6,707
                                                       ==========       ========          ========        ==========


Allowance to total loans (end of period)                     1.19  %        1.12  %
Ratio of net charge-offs to average loans (annualized)       0.34  %        0.08  %           0.20  %           0.16%



Deposits
     Deposits, which include non-interest-bearing demand deposits, time deposits and other interest-bearing deposits are an essential and cost-effective funding source for the Company. The Company attributes its success in growing deposits to the emphasis it places on building core customer relationships by offering a variety of products designed to meet the financial needs of its customers based on their identifiable "life stages".
     At September 30, 2003, total deposits increased $349.1 million, or 42.8%, to $1.2 billion from $815.7 million at December 31, 2002. Deposit growth was mainly a function of the Bridge View merger, excluding the deposits held at former Bridge View branches on September 30, 2003, the Company's deposits grew $98.8 million or 12.1% as compared to December 31, 2002. The growth in deposits occurred mostly in other interest-bearing deposits, non-interest bearing demand deposits, and time deposits less than $100,000, which increased $202.5 million, $96.4 million and $55.0 million, respectively, at September 30, 2003 as compared to December 31, 2002. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total deposits. At September 30, 2003, such deposits amounted to $662.1 million representing 56.8% of total deposits compared to 56.4% of total deposits at December 31, 2002. The growth in other interest-bearing deposits occurred largely in interest bearing checking, which increased $114.8 million, or 35.4%, for September 30, 2003 as compared to December 31, 2002. Time deposits amounted to $295.6 million at September 30, 2003, an increase of $50.3 million, or 21.2%, from December 31, 2002. Total time deposits represented 24.7% of total deposits at September 30, 2003 compared to 29.1% at December 31, 2002.

     For the three and nine months ended September 30, 2003, the Company's overall yield on deposits declined by 91 basis points to 1.11% and 86 basis points to 1.33%, respectively, as compared to the same periods last year. The decrease was attributed predominately to changes in market interest rates and a change in the composition of deposit liabilities.
     The  following  table  reflects  the  composition  of deposit  liabilities:
(dollars in thousands)

                                        ________________       _________________
                                         September 30,          December 31,

                                            2003                  2002
                                        ________________       _________________
                                         (Unaudited)

Non-interest Demand                             $214,969                $118,578
Interest Bearing Demand                          438,767                 323,998
Savings                                          121,917                  80,300
Money Market Savings                             101,452                  55,372
Time Deposits <$100,000                          265,729                 210,727
Time Deposits >$100,000                           21,948                  26,697
                                        ________________       _________________
     Total                                    $1,164,783                $815,672
                                        ================       =================


Item 3:  Quantitative and Qualitative Disclosures About Market Risk
     Market risk is generally described as the sensitivity of income to adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices. Market rate sensitive instruments include: financial instruments such as investments, loans, mortgage-backed securities, deposits, borrowings and other debt obligations; derivative financial instruments, such as futures, forwards, swaps and options; and derivative commodity instruments, such as commodity futures, forwards, swaps and options that are permitted to be settled in cash or another financial instrument.
     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during the first nine months of 2003. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

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

     The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At September 30, 2003, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment. Based on that simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 6.0%. At September 30, 2003, the Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment:


Net Interest Income Sensitivity Simulation


                      Percentage Change in Estimated Net Interest
                          Income over a twelve month horizon
                      ___________________________________________
                                   September 30,

                         2003                  2002
                      ____________        _____________

+200 basis points            -3.9 %               -4.8 %

+100 basis points            -0.3 %               -0.1 %

-100 basis points            -6.0 %               -1.8 %




     The simulation described above does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape; prepayments on loans and securities; deposit decay rates; pricing decisions on loans and deposits; reinvestment/replacement of asset and liability cashflows; and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.
     Further, as market conditions vary from those assumed in the simulation, actual results will also differ due to: prepayment/refinancing levels deviating from those assumed; the varying impact of interest rate changes on caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other internal/external variables. Furthermore, the simulation does not reflect actions that ALCO might take in response to anticipated changes in interest rates or competitive conditions in the market place. In addition to the above-mentioned techniques, the Company utilizes sensitivity gap analysis as an interest rate risk measurement. Sensitivity gap is determined by analyzing the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same period of time. Sensitivity gap analysis provides an indication of the extent to which the Company's net interest income may be affected by future changes in market interest rates. The cumulative gap position expressed as a percentage of total assets provides one relative measure of the Company's interest rate exposure.
     The cumulative gap between the Company's interest-rate-sensitive assets and its interest-rate-sensitive liabilities repricing within a one-year period was a negative 10.9% at September 30, 2003. Since the cumulative gap was negative, the Company has a "negative gap" position, which theoretically will cause its assets to reprice more slowly than its deposit liabilities. In a declining interest rate environment, interest costs may be expected to fall faster than the interest received on earning assets, thus increasing the net interest spread. If interest rates increase, a negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities therefore decreasing the net interest spread.

Capital Adequacy
     The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System (the "Federal Reserve"); and the Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation (the "FDIC"). The Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and offbalance sheet items.
     A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to certain limitations) and minority interests, less goodwill and any unrealized gains or losses. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities that exceed Tier 1 limits, certain other capital instruments and term subordinated debt. Total capital is the sum of core and supplementary capital.
     At September 30, 2003, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.
     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2003, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.
     The capital levels of the Company and the Bank at September 30, 2003, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.


The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                                                 To Be "Well
                                                                                                               Capitalized" Under
                                                                                        For Capital            Prompt Corrective
                                                           Actual                     Adequacy Purposes        Action Provisions
                                                       _______________________    _______________________    _____________________
                                                       Amount           Ratio     Amount        Ratio          Amount        Ratio

                                                       ___________   ___________  __________  ___________    ___________   _________
As of September 30, 2003 (unaudited):

    Total Capital (to Risk Weighted Assets):
       The Company                                        $88,552       10.43 %     $67,921        8.00 %           N/A        N/A
       The Bank                                            90,068       10.57        68,141        8.00         $85,176       10.00%
    Tier 1 Capital (to Risk Weighted Assets):
       The Company                                         79,092        9.32        33,961        4.00             N/A         N/A
       The Bank                                            80,608        9.46        34,071        4.00          51,106        6.00
    Tier 1 Capital (to Average Assets):
       The Company                                         79,092        6.18        38,389        3.00             N/A         N/A
       The Bank                                            80,608        6.28        38,486        3.00          64,143        5.00

As of December 31, 2002:
    Total Capital (to Risk Weighted Assets):
       The Company                                        $82,658       13.33 %     $49,619        8.00 %           N/A         N/A
       The Bank                                            80,813       13.00        49,714        8.00         $62,143       10.00%
    Tier 1 Capital (to Risk Weighted Assets):
       The Company                                         75,451       12.16        24,809        4.00             N/A         N/A
       The Bank                                            73,606       11.84        24,857        4.00          37,286        6.00
    Tier 1 Capital (to Average Assets):
       The Company                                         75,451        8.12        27,864        3.00             N/A         N/A
       The Bank                                            73,606        7.92        27,868        3.00          46,446        5.00


Liquidity
     Liquidity is the ability to provide sufficient resources to meet all current financial obligations and finance prospective business opportunities. The Company's liquidity position over any given period of time is a product of its operating, financing and investing activities. The extent of such activities is often shaped by such external factors as competition for deposits and demand for loans.
     The Company's most liquid assets are cash and cash equivalents. At September 30, 2003, the total of such assets amounted to $50.4 million, or 3.7%, of total assets, compared to $33.9 million, or 3.6%, of total assets at December 31, 2002. The increase in cash and cash equivalents was due largely to deposit growth and loan prepayments, which produced funds that were placed in federal funds sold or interest earning deposits pending investment in loans and securities.
     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At September 30, 2003, total deposits amounted to $1.2 billion, an increase of $349.1 million, or 42.8%, from December 31, 2002. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At September 30, 2003, advances from the FHLB and REPOS amounted to $12.2 million and $16.5 million, respectively, as compared to $10.0 million and $17.4 million, respectively, at December 31, 2002.
     Net loans and leases at September 30, 2003 amounted to $774.3 million, an increase of $165.9 million, from $608.4 million at December 31, 2002. Another significant liquidity source is the Company's securities portfolio. Total securities at September 30, 2003 amounted to $410.2 million, an increase of $157.7 million, from $252.5 million at December 31, 2002. At September 30, 2003 securities AFS amounted to $389.7 million, or 74%, of total securities compared to $224.3 million, or 89%, of total securities at December 31, 2002.
     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $96.3 million line of credit available through its membership in the FHLB.
     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised. At September 30, 2003 outstanding commitments to fund loans totaled $197.6 million and outstanding standby letters of credit totaled $2.1 million.
     The Company historically paid quarterly cash dividends and anticipates continuing paying quarterly dividends in the future. The Company could, if necessary, modify the amount or frequency, of dividends as an additional source of liquidity. There are imposed dividend restrictions on the Bank, which are described in Note 17 "Restrictions of Subsidiary Bank Dividends" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit and to maintain proper levels of liquidity.

Item 4.  Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended September 30, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial
Officer  have  concluded  that  our  disclosure   controls  and  procedures  are
effective.
     The Company maintains internal control over financial reporting. During the quarter ended September 30, 2003, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         (b)  Reports on Form 8-K

              During the quarter ended September 30, 2003, the Company filed the following Current Report on Form 8-K:

              Form 8-K filed July 24, 2003, reporting earnings for the second quarter period ending June 30,2003.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By:     /s/ Charles T. Field
        ______________________________________
        Charles T. Field
        Senior Vice President & CFO
        (Duly Authorized Officer and Principal
        Financial and Accounting Officer)

Dated: November 14, 2003