Form 10-K
period 2003-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2004-03-15
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _________________
                                FORM 10-K
                              _________________


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                                                  or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____

                         Commission File number 1-10518

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

    New Jersey                                          22-2553159
_______________________________                      ___________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation  or organization)                       Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                           07663
_________________________________________                          _____
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (201) 703-2265

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                                 ______________
                           Common Stock (no par value)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No ____

     The  aggregate   market  value  of   registrant's   voting  stock  held  by
non-affiliates of the registrant computed June 30, 2003 based on the average bid and asked price for such stock on that date was approximately $248,631,000.

     The number of outstanding shares of the Registrant's common stock, no par value per share, as of February 27, 2004, was as follows:

    Class                                      Number of Outstanding Shares
    _____                                      ____________________________
Common Stock
(No par value)                                            12,735,206

Documents incorporated by reference:

Portions of registrant's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (the "2004 annual Meeting Proxy Statement") to be filed on or before March 25, 2004 are incorporated by reference to Part III of this Annual Report on Form 10-K.

Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003 (the "2003 Annual Report to Shareholders") are incorporated by reference to Parts II and IV of this Annual Report on Form 10-K.

With the exception of information specifically incorporated by reference, the 2004 Annual Meeting Proxy Statement and the 2003 Annual Report to Shareholders are not deemed to be part of the report.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I                                                                    PAGE

Item 1.    Business....................................................      1
Item 2.    Properties..................................................     11
Item 3.    Legal Proceedings...........................................     11
Item 4.    Submission of Matters to a Vote of Security Holders.........     11

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder
              Matters..................................................     12
Item 6.       Selected Financial Data..................................     13
Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................     15
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..     15
Item 8.           Financial Statements and Supplementary Data..........     15
Item 9.           Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure...........     15

PART III
Item 10.          Directors and Executive Officers of the Registrant...     16
Item 11.          Executive Compensation...............................     17
Item 12.          Security Ownership of Certain Beneficial Owners
                      and Management and Related Stockholder Matters...     18
Item 13.          Certain Relationships and Related Transactions.......     19
Item 14.          Principal Accounting Fees and Services...............     19

PART IV
Item 15.          Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K..........................     20

Exhibit Index     .....................................................     21
Signatures        .....................................................     22

                                     PART I
Item 1.  Business

   General

     Interchange Financial Services Corporation (the "Company"), a New Jersey business corporation, is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company was incorporated in the State of New Jersey on October 15, 1984. It acquired all of the outstanding stock of Interchange Bank (formerly known as Interchange State Bank), a New Jersey state chartered bank (the "Bank" or "Interchange"), in 1986. The Bank is the Company's principal operating subsidiary. In addition to the Bank, the Company owns all of the outstanding capital stock of Clover Leaf Mortgage Company, a New Jersey Corporation established in 1988, which is not currently engaged in any business activity.
     The Company's principal executive office is located at Park 80 West/ Plaza Two, Saddle Brook, New Jersey 07663, and the telephone number is (201) 703-2265.
     As of December 31, 2003, the Company had consolidated assets of approximately $1.4 billion, deposits of approximately $1.2 billion and shareholders' equity of approximately $143.2 million.
     As a holding company, the Company provides support services to its direct and indirect subsidiaries. These include executive management, personnel and benefits, risk management, data processing, strategic planning, legal, and accounting and treasury.

 Banking Subsidiary
___________________

     The Bank established in 1969, is a full-service New Jersey-chartered commercial bank headquartered in Saddle Brook, New Jersey. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). It offers banking services for individuals and businesses through twenty-nine (29) banking offices and one (1) supermarket mini-branch in Bergen County, New Jersey. The Bank maintains thirty-four (34) automated teller machines (operating within the StarTM , PlusTM, CIRRUSTM, VISATM, NYCETM, and MasterCardTM networks), which are located at seventeen of the banking offices, a supermarket, a college and the Bank's operations center.
     Subsidiaries of the Bank include: Clover Leaf Investment Corporation, established in 1988 to engage in the business of an investment company pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., established in 1990 to engage in sales of tax-deferred annuities; Clover Leaf Management Realty Corporation, established in 1998 as a Real Estate Investment Trust ("REIT") which manages certain real estate assets of the Company; Bridge View Investment Company, an investment company operating pursuant to New Jersey law; and Interchange Capital Company, L.L.C., established in 1999 to engage in equipment lease financing. All of the Bank's subsidiaries are organized under New Jerseylaw and are 100% owned by the Bank, except for the REIT which is 99% owned by the Bank. Bridge View Investment Company has one wholly owned subsidiary, Bridge View Delaware, Inc. ("BVDI"). BVDI is an investment company operating pursuant to Delaware law.

   Growth of the Company and the Bank
   __________________________________

     On April 30, 2003, the Company completed its acquisition of Bridge View Bancorp ("Bridge View"), a bank holding company headquartered in Englewood Cliffs, New Jersey for approximately $33.5 million in cash and 2.9 million in shares with an approximate value of $85.7 million. Bridge View's primary asset was Bridge View Bank which operated eleven branches in Bergen County, New Jersey. As of the acquisition date Bridge View had approximately $291 million in total assets, $184 million in loans and $259 million in deposits without giving effect to any purchase accounting adjustments. The transaction was accounted for as a purchase and the assets and liabilities of former Bridge View were recorded at their respective fair values as of April 30, 2003. Based on the fair values, the Company recorded purchase accounting adjustments related to: loans of $1.6 million; securities of $376 thousand; other assets of $1.9 million; other liabilities of $3.7 million; core deposit intangibles of $4.3 million and goodwill of $54.4 million.
     On January 16, 2002, the Company acquired certain assets and assumed certain liabilities of Monarch Capital Corporation ("Monarch"). In this asset purchase transaction, the Company acquired certain loans and leases valued at approximately $12.8 million. In addition, the Company assumed certain liabilities (borrowings) of Monarch, valued at approximately $12.7 million, which had been used to fund the loans and leases. The purchase price of $1.6 million was paid in cash and shares of Company common stock, subject to certain adjustments.
     On May 31, 1998, the Company completed its acquisition of Jersey Bank for Savings. At that date, Jersey Bank had total assets of approximately $78.6 million and total deposits of approximately $69.8 million. The transaction was accounted for as a pooling of interests. In the transaction, each share of stock of Jersey Bank for Savings, including shares of common stock that had been converted from shares of preferred stock, was converted into 1.5 shares of the Company's common stock. The Company issued 780,198 shares of its common stock in the transaction.

   Description of Banking and Related Operations
   _____________________________________________

     Through the Bank, the Company offers a wide range of consumer banking products and services, including checking and savings accounts, money-market accounts, certificates of deposit, individual retirement accounts, residential mortgages, home equity lines of credit and other second mortgage loans, home improvement loans, automobile loans, personal loans and overdraft protection. The Bank also offers a VISATM credit card and several convenience products, including the Interchange Check Card, which permits customers to access their checking accounts by using the card when making purchases. The Interchange Check Card can also be used as an ATM card to perform basic banking transactions.
     Another service offered to customers is Interchange Bank-Line Telephone Banking, which permits customers to perform basic banking transactions, including, transfer money between accounts and make loan payments from any phone, at any time of the day or night by calling a toll-free number. The Bank also offers the Interchange Bank-Line Center, which is an inbound calling facility providing enhanced customer service via access to a single source for account and product information, opening accounts or even applying for a consumer loan. The Interchange Bank-Line Center also serves as an outbound telemarketing resource, contacting prospective and current customers for new accounts.
     The Bank also offers online banking through InterBank. InterBank, which is accessed through the Bank's web site at www.interchangebank.com, allows customers to access account information, process transfers between accounts, generate an account statement, pay bills electronically and more. As discussed herein, additional products and services may be accessed through the Bank's web site.
     The Bank also is engaged in the financing of local business and industry, providing credit facilities and related services for smaller businesses, typically those with $1 million to $5 million in annual sales. Commercial loan customers of the Bank are businesses ranging from light manufacturing and local wholesale and distribution companies to medium-sized service firms and local retail businesses. Most types of commercial loan products are offered, including working capital lines of credit, small business administration loans, term loans for fixed asset acquisitions, commercial mortgages, equipment lease financing and other forms of asset-based financing.
     In addition to its origination activities, the Bank purchases packages of loans. These loans are subjected to the Bank's independent credit analysis prior to purchase. The Bank has experienced opportunities to sell its other products and services to the borrowers whose loans are purchased and believes that purchasing loans will continue to be a desirable way to augment its portfolios as opportunities arise.
     The Bank also engages in mutual fund and annuities sales and brokerage services. An Investment Services Program is offered through an alliance between the Bank and ICBA Financial Services Corporation ("ICBA"), under which mutual funds and annuities offered by ICBA are made available to the Bank's customers. The Bank has also expanded its product offerings by entering into an agreement with a third party provider to offer discount brokerage services to its customers. The Bank offers securities trading through its web site, which is hyperlinked to FISERV Securities, Inc., member NASD/SIPC, so that customers can access their brokerage accounts via the Internet. There is also a direct link from the Company's web site to the Nasdaq National Market to allow investors to keep informed of the daily quotes and market activity for the Company's common stock.
     Additional information about the Bank and the Company may be found on our web site at www.interchangebank.com. Information contained on our Internet web site is not part of this Annual Report on Form 10-K and is not being incorporated by reference into this report.

   Market Areas
   ____________

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

   Competition
   ___________

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

   Personnel
   _________

     The Company had 319 full-time-equivalent employees at year-end 2003. The Company believes its relationship with employees to be good.


   Regulation and Supervision
   __________________________

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

     Capital Adequacy Guidelines

The Federal Reserve issued guidelines establishing risk-based capital requirements for bank holding companies having more than $150 million in assets and member banks of the Federal Reserve System. The guidelines established a risk-based capital framework consisting of (1) a definition of capital and (2) a system for assigning risk weights. Capital consists of Tier 1 capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier 2, which includes a portion of the allowance for loan losses. Effective October 1, 1998, the Federal Reserve adopted an amendment to its risk-based capital guidelines that permits insured depository institutions to include in their Tier 2 capital up to 45% of the pre-tax net unrealized gains on certain available for sale equity securities. All assets and off-balance-sheet items are assigned to one of four weighted risk categories ranging from 0% to 100%. Higher levels of capital are required for the categories perceived as representing the greater risks. The Federal Reserve established a minimum risk-based capital ratio of 8% (of which at least 4% must be Tier 1). An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance sheet items into account in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards. In addition to the risk-based guidelines discussed above, the Federal Reserve requires that a bank holding company and bank which meet the regulator's highest performance and operational standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier 1 capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased. At December 31, 2003, the Company and the Bank satisfied these ratios and have been categorized as "well-capitalized" institutions, which in the regulatory framework for prompt corrective action imposes the lowest level of supervisory restraints.
     Capital adequacy guidelines focus principally on broad categories of credit risk although the framework for assigning assets and off-balance sheet items to risk categories does incorporate elements of transfer risk. The risk-based capital ratio does not, however, incorporate other factors that may affect a company's financial condition, such as overall interest rate exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks.
     The Federal Reserve is vested with broad enforcement powers over bank holding companies to forestall activities that represent unsafe or unsound practices or constitute violations of law. These powers may be exercised through the issuance of cease and desist orders or other actions. The Federal Reserve is also empowered to assess civil money penalties against companies or individuals that violate the BHCA, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of non-banking subsidiaries by bank holding companies. Neither the Company nor any of its affiliates has ever been the subject of any such actions by the Federal Reserve.

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

   Available Information
   _____________________

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

   Forward Looking Statements
   __________________________

     In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company which are not historical facts may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate", "intends", "believe", "estimate," "expect," "will" and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan portfolio, the prospects of continued loan and deposit growth, and improved credit quality.
     The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; (vi) losses in the Company's leasing subsidiary exceeding management's expectations; (vii) expected revenue synergies from the Company's acquisition of Bridge View may not be fully realized or realized within the expected time frame; (viii) revenues following the Company's acquisition of Bridge View may be lower than expected; (ix) deposit attrition, operating costs, customer loss and business disruption following the Company's acquisition of Bridge View, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected and (x) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.


Item 2.  Properties

     The Company leases nineteen banking offices, one mini-branch within a supermarket, one operations/support facility and one administrative/executive facility. It also leases two locations for the sole purpose of operating Automated Teller Machines. It owns eight banking offices and leases land on which it owns two bank buildings. All of the facilities are located in Bergen County, New Jersey, which constitutes the Company's primary market area.
     In the opinion of management, the physical properties of the Company and its subsidiaries are suitable and adequate.


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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2003.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters
      The Company's common stock is presently listed for quotation on the Nasdaq National Market System under the symbol "IFCJ". At February 27, 2004, there were approximately 1,386 shareholders of record. A portion of the Company's common stock is held in "street name" by nominees for beneficial owners, so the actual number of shareholders is probably higher. The following table sets forth, for the periods indicated, the reported high and low sales prices by quarter:





----------------------------------------------------------------------------------------------------------------
Quarterly Common Stock Price Range
-----------------------------------
for the years ended December 31,
----------------------------------------------------------------------------------------------------------------



                                    High          Low         Cash
                                    Sales        Sales      Dividends
                                    Price        Price      Declared
                                 ------------ ------------ ------------

2002
          First quarter  . . . . .  $ 16.23     $ 12.47      $ 0.10
          Second quarter . . . . .    19.27       16.23        0.10
          Third quarter  . . . . .    18.67       15.70        0.10
          Fourth quarter . . . . .    19.10       15.95        0.14

2003
          First quarter  . . . . .  $ 18.03    $  16.10      $ 0.11
          Second quarter . . . . .    22.50       17.20        0.11
          Third quarter  . . . . .    22.52       19.34        0.11
          Fourth quarter . . . . .    26.68       20.45        0.11


--------------------------------------------------------------------------------------------------------

All per share data was restated to reflect a 3-for-2 stock split declared on May 23, 2002 and paid on July 12, 2002.


     A cash dividend of $0.10 and $0.11 was declared on each common share outstanding in each quarter during 2002 and 2003, respectively. The Company declared a special cash dividend of $0.04 per common share in the fourth quarter of 2002, which was paid in the first quarter of 2003.
     The Company intends, subject to its financial results, contractual, legal, and regulatory restrictions, and other factors that its Board of Directors may deem relevant, to declare and pay a quarterly cash dividend on its common stock in the future. The principal source of the funds to pay any dividends on the Company's common stock is dividends received from the Bank. Certain federal and state regulators impose restrictions on the payment of dividends by banks. See "Business - Regulation and Supervision" for a discussion of these restrictions. See Note 18 of Notes to Consolidated Financial Statement for additional information.

Item 6. Selected Financial Data

     The following selected financial data are derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Consolidated Statements of Financial Condition as of December 31, 2003 and 2002, and the Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2003 and the report thereon of Deloitte & Touche LLP are included on pages 13 through 52 of the Company's 2003 Annual Report to Shareholders filed as Exhibit 13 hereto, which pages are incorporated herein by reference.


CONSOLIDATED FINANCIAL HIGHLIGHTS
Years Ended December 31,

                                                                  2003 (1)         2002         2001       2000         1999
Income Statement Data (in thousands)
      Interest income                                             $   60,267    $  56,500   $   57,402  $   55,621   $   49,054
      Interest expense                                                13,874       17,478       23,444      24,227       18,783
                                                                  ----------    ---------   ----------  ----------   ----------
        Net interest income                                           46,393       39,022       33,958      31,394       30,271
      Provision for loan losses                                        1,815        1,500        1,075         750        1,200
                                                                  ----------    ---------   ----------  ----------   ----------
        Net interest income after provision for loan losses           44,578       37,522       32,883      30,644       29,071
      Non-interest income                                             10,645        6,514        5,578       4,381        5,586
      Non-interest expenses                                           31,239       25,063       22,873      21,177       20,063
                                                                  ----------    ---------   ----------  ----------   ----------
        Income before income taxes                                    23,984       18,973       15,588      13,848       14,594
      Income Taxes                                                     7,618        6,096        5,048       4,592        4,959
                                                                  ----------    ---------   ----------  ----------   ----------
      Net income                                                  $   16,366    $  12,877   $   10,540  $    9,256   $    9,635
                                                                  ==========    =========   ==========    =========  ==========
Per Share Data (2)
      Basic earnings per common share                             $     1.39    $    1.31   $     1.08  $     0.94    $    0.91
      Diluted earnings per common share                                 1.36         1.30         1.07        0.94         0.91
      Cash dividends declared                                           0.44         0.40         0.36        0.33         0.32
      Special Cash Dividend                                                -         0.04            -          -             -
      Book value                                                       11.18         8.22         7.04        6.33         5.77
      Tangible book value (3)                                           6.59         8.05         7.04        6.32         5.73
      Weighted average shares outstanding (in thousands)
        Basic                                                         11,816        9,809        9,779       9,810       10,547
        Diluted                                                       11,991        9,933        9,824       9,838       10,593

Balance Sheet Data--end of year (in thousands)
      Total assets                                                $1,385,872    $ 936,332   $  830,949  $  770,244   $  706,125
      Securities held-to-maturity and securities available-for-sale  452,060      252,512      193,902     161,354      161,889
      Loans and leases                                               796,581      615,641      581,323     560,879      511,976
      Allowance for loan and lease losses                              9,641        7,207        6,569       6,154        5,476
      Total deposits                                               1,156,798      815,672      726,483     668,860      598,992
      Securities sold under agreements to repurchase                  15,618       17,390        6,700      18,500       16,431
      Short-term borrowings                                           46,491            -       18,100      13,000       13,975
      Long-term borrowings                                            10,000       10,000            -           -       13,000
      Total stockholders' equity                                  $  143,193    $  80,680   $   68,233  $   61,984   $   58,276

Selected Performance Ratios
      Return on average total assets                                    1.35  %      1.43  %      1.31  %    1.24  %       1.39  %
      Return on average total stockholders' equity                     13.54        17.35        16.06      16.18         15.52
      Dividend Payout                                                  30.37        33.56        33.37      35.24         35.04
      Average total stockholders' equity to average total assets        9.95         8.27         8.13       7.64          8.99
      Net yield on interest earning assets (taxable equivalent) (4)     4.29         4.68         4.49       4.41          4.61
      Non-interest income to average total assets                       0.88         0.73         0.69       0.59          0.81
      Non-interest expense to average total assets                      2.57         2.79         2.83       2.83          2.90

Asset Quality--end of year
      Nonaccrual loans and leases to total loans and leases             1.08  %      0.97  %      0.37  %    0.25  %       0.22  %
      Nonperforming assets to total assets                              0.63         0.66         0.34       0.21          0.22
      Allowance for loan and lease losses to nonaccrual
        loans and leases                                              112.50       120.86       304.12     441.15        491.12
      Allowance for loan and lease losses to total loans and leases     1.21         1.17         1.13       1.10          1.07
      Net charge-offs to average loans and leases                       0.18         0.14         0.11       0.01          0.28

Liquidity and Capital
      Average loans and leases to average deposits                     69.39  %     78.21  %     81.77  %   82.81  %      81.79  %
      Total stockholders' equity to total assets                       10.33         8.62         8.21       8.05          8.25
      Tier 1 capital to risk weighted assets                            9.34        12.16        11.74      11.75         12.72
      Total capital to risk weighted assets                            10.46        13.33        12.89      12.92         13.91
      Tier 1 capital to average assets                                  6.24         8.12         8.09       8.02          8.32



All per share data and average shares were restated to reflect a 3-for-2 stock split declared on May 23, 2002 and paid on July 12, 2002.

(1) On April 30, 2003, the Company completed its acquisition of Bridge View Bancorp ("Bridge View"). Bridge View's primary asset was Bridge View Bank which operated eleven branches in Bergen County, New Jersey. At acquisition date Bridge View had approximately $291 million in total assets, $184 million in loans and $259 million in deposits without giving effect to any purchase accounting adjustments. The Company's results of operations include Bridge View from acquisition date. The transaction was accounted for as a purchase and the assets and liabilities of former Bridge View were recorded at their respective fair values as of April 30, 2003. Based on the fair values, the Company recorded purchase accounting adjustments related to: loans of $1.6 million; securities of $376 thousand; other assets of $1.9 million; other liabilities of $2.5 million; core deposit intangibles of $4.3 million and goodwill of $54.4 million.

(2) All per share data and average shares have been restated to reflect a 3 for 2 stock split declared on May 23, 2002 and paid on July 12, 2002.

(3) Tangible book value is calculated by tangible capital (total stockholders' equity less goodwill and other intangible assets) by total shares issued. This measure represents a non-GAAP measurement and may not be consistently calculated throughout the industry. Management believes that this non-GAAP measurement provides a meaningful way to analyze the Company's tangible book value year over year and versus the industry.

                                                                  2003 (1)         2002         2001        2000         1999
                                                                  ----------      -------      -------     -------      -------
        Total stockholders' equity                                 $ 143,193      $80,680      $68,233     $61,984      $58,276
        Less: goodwill and other intangible assets                    58,826        1,678            -          81          394
                                                                  ----------      -------      -------     -------      -------
             Total tangible capital                                 $ 84,367      $79,002      $68,233     $61,903      $57,882
                                                                  ==========      =======      =======     =======      =======

        Total shares issued (2)                                       12,810        9,815        9,691       9,796       10,092

             Tangible book value per share (2)                         $6.59        $8.05        $7.04       $6.32        $5.73

     (4) Net yield on interest earning assets (taxable equivalent) is calculated by dividing net interest income (on a fully taxable equivalent basis utilizing a 34% effective tax rate) by average interest earning assets. This measure represents a non-GAAP measurement and may not be consistently calculated throughout the industry. Management believes that this non-GAAP measurement provides a meaningful way to analyze the Company's net interest income year over year and versus the industry.

                                                              2003 (1)       2002         2001       2000         1999
                                                              --------    --------    ---------    --------     --------
 Net interest income                                         $ 46,393     $ 39,022     $ 33,958    $ 31,394     $ 30,271
 Tax-equivalent basis adjustment                                  533          376          324         158          158
                                                             --------     --------     --------    --------     --------
 Net interest income (on a fully taxable equivalent basis)   $ 46,926     $ 39,398     $ 34,282    $ 31,552     $ 30,429
                                                             ========     ========     ========    ========     ========

 Average interest earning assets                           $1,093,373     $842,191     $764,218    $715,113     $660,528

      Net yield on interest earning assets (taxable equivalent)  4.29  %      4.68  %      4.49  %     4.41  %      4.61  %

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 30 of the Company's 2003 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk
     The information regarding the market risk of the Company's financial instruments, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 25 of the Company's 2003 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.

Item 8.  Financial Statements and Supplemental Data
     The financial statements required by this Item are included in the Company's 2003 Annual Report to Shareholders on pages 31 through 52, filed as
Exhibit 13 hereto and incorporated herein by reference. Page of Annual

                                                                 Report to
                                                                Shareholders

                                                             -------------------


Report of Independent Public Auditors .........................      31
Interchange Financial Services Corporation and Subsidiaries
     Consolidated Balance Sheets ..............................      32
     Consolidated Statements of Income ........................      33
     Consolidated Statements of Changes in Stockholders' Equity      34
     Consolidated Statements of Cash Flows ....................      35
     Notes to Consolidated Financial Statements (Notes 1 - 22)    36 - 52



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

Item 9a.  Controls and Procedures

     Within the end of the period covering this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and current and former Chief Financial Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

Item 10.  Directors and Executive Officers
     a. Directors
               The information contained in the section entitled "INTERCHANGE PROPOSAL NO. 1 - ELECTION OF DIRECTORS - Nominees and Directors" in the Company's 2003 Annual Meeting Proxy Statement to be filed on or before March 25, 2004 is incorporated herein by reference in response to this item.
     b. Executive Officers
               The following table sets forth the names, ages, and present positions of the Company's and the Bank's principal executive officers:

         Name                  Age      Positions Held with the Company
         -------             --------   --------------------------------
         ANTHONY S. ABBATE . . .64      President and Chief Executive Officer
         ANTHONY J. LABOZZETTA .40      Executive Vice President and
                                        Chief Operating Officer
         PATRICIA  D. ARNOLD . .45      Senior Vice President-
                                        Chief Credit Officer
         ALBERT F. BUZZETTI . ..64      Senior Vice President
         CHARLES T. FIELD . . ..39      Senior Vice President-
                                        Chief Financial Officer
         FRANK R. GIANCOLA . . .50      Senior Vice President-Operations

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

     PATRICIA D. ARNOLD, Senior Vice President - Chief Credit Officer since August 1997; First Vice President from 1995 to 1997; Department Head Vice President from 1986 to 1995; Assistant Vice President from 1985 to 1986; Commercial Loan Officer-Assistant Treasurer from 1983 to 1985. Engaged in the banking industry since 1981.

     ALBERT F. BUZZETTI, Senior Vice President since May 2003. Formerly President, Chief Executive Officer and Director of Bridge View Bancorp and Bridge View Bank from 1988 to 2003.

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

c. Compliance with Section 16(a)
     Information contained in the section entitled "PRINCIPAL SHAREHOLDERS AND HOLDINGS OF MANAGEMENT OF INTERCHANGE - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2004 Annual Meeting Proxy Statement to be filed on or before March 25, 2004 is incorporated herein by reference in response to this item.

d. Code of Ethics
     We have adopted Codes of Ethics for our Board of Directors and employees. The Code of Ethics is available free of charge by contacting the Company.

Item 11.  Executive Compensation
     Information contained in the section entitled "INTERCHANGE EXECUTIVE COMPENSATION AND OTHER INTERCHANGE INFORMATION - Executive Compensation" in the Company's 2004 Annual Meeting Proxy Statement to be filed on or before March 25, 2004 is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information contained in the section entitled "Principal Shareholders and Holdings of Management of Interchange" in the Company's 2004 Annual Meeting Proxy Statement to be filed on or before March 25, 2004 is incorporated herein by reference in response to this item.



Equity Compensation Plan Information

  The table below summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

Plan category                                                                                                    Number of
                                                                                                              securities remaining
                                                             Number of securities    Weighted-average          available for future
                                                               to be issued          exercise price          issuance under equity
                                                             upon exercise of        of outstandings          compensation plans
                                                             outstanding options     options, warrants       (excluding securities
                                                             warrants and rights       and rights          reflected in column (a))
                                                             --------------------   -----------------       ------------------------
                                                                   (a)                        (b)                            (c)
Equity compensation plans approved by security holders            614,720                  $13.85                           460,885
Equity compensation plans not approved by security holders              -                       -                                 -
                                                                  -------                  ------                           -------
Total                                                             614,720                  $13.85                           460,885
                                                                  =======                  ======                           =======




The Outside Director Incentive Compensation Plan

     The Outside Director Incentive Compensation Plan is designed to attract qualified personnel to accept positions of responsibility as outside directors with Interchange and to provide incentives for persons to remain on the board, as outside directors. The Compensation/Stock Option Committee administers the Outside Director Incentive Compensation Plan, reviews the awards and submits recommendations to the full board of directors for action. Options to acquire 1,500 shares of Interchange common stock are granted to each outside director of Interchange each year on the anniversary date of the initial grant. Each option represents the right to purchase, upon exercise, one share of Interchange common stock at an exercise price equal to the price of a share of stock at the close of business on the date of the grant as reported by the NASDAQ National Market. Stock options may be exercisable between one and ten years from the date granted. All options granted under the Outside Director Incentive Compensation
Plan are non-qualified stock options and are not entitled to special tax treatment under the Internal Revenue Code of 1986, as amended.

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

Item 13.  Certain Relationships and Related Transactions
     The information contained in the section entitled "Certain Relationships and Related Party Transactions of Interchange" in the Company's 2004 Annual Meeting Proxy Statement to be filed on or before March 25, 2004 is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

     The items required by Part III, Item 14 are incorporated herein by reference from the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before March 25, 2004.

                                     PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this Report:

     1. Financial Statements: The Financial Statements listed under Item 8 to this Report are set forth at pages 32 through 35, and the Notes to Consolidated Financial Statements are set forth at pages 36 through 52, of the 2003 Annual Report to Shareholders (See Exhibit 13 under paragraph (a)3 of this Item 14).

     2.Financial Statement Schedules: All required schedules for the Company and its subsidiaries have been included in the Consolidated Financial Statements or related Notes thereto.

     3.Exhibits: Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described in such parenthetical reference.

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

          * Exhibit 10(a)Agreement for legal services between Andora and Romano and Registrant, dated April 24, 2003.

          (1)  Exhibit  10(b)  Outside  Director  Incentive   Compensation  Plan
          (Incorporated by reference to Exhibit 4(a) to Registrant's Form S-8, filed June 26, 2000, Registration Statement No. 33-40098)

          (1) Exhibit 10(c)Stock Option and Incentive Plan of 1997, as Amended (Incorporated by reference to Exhibit 4(a) to Registrant's Form S-8, filed August 26, 2002, Registration Statement No. 33-98705)

          * Exhibit   10(d)Directors'   Retirement   Plan,  as  Amended  2003
          (Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for fiscal year ended December 31, 2003)NOT YET FILED

          (1) Exhibit 10(e) Executives'  Supplemental Pension Plan

          (1) Exhibit 10(f) Change-in-Control Agreements for the Registrant's principal executive officers, and Amendment dated June 14, 2001

          * Exhibit 11 Statement  regarding  computation of per share earnings *

          * Exhibit 13 Portion of the Annual Report to Shareholders for the year ended December 31, 2003

          * Exhibit 21 Subsidiaries of Registrant

          * Exhibit 31.1  Certification  of Chief Executive  Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

          * Exhibit 31.2  Certification  of Chief Financial  Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

          *  Exhibit  32   Certification   Pursuant   to  Section   906  of  the
          Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K during the quarter ended December 31, 2003:

                    Form 8-K filed October 24, 2003,  reporting earnings for the
                    third   quarter   period   ending   September   30,   2003.

________________________________________________________________________________
(1) Pursuant to Item 14(a) - 3 of Form 10-K, this exhibit represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this item.

         *    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Interchange Financial Services Corporation

By: /s/ Anthony S. Abbate                      By: /s/ Charles T. Field
    -------------------------------------      -----------------------------
    Anthony S. Abbate                              Charles T. Field
    President and Chief Executive Officer          Senior Vice President
    (principal executive officer)                  and Chief Fiancial Officer
                                                   (principal financial and
                                                   accounting officer)


March 15, 2004
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/Anthony S. Abbate                     /s/Charles T. Field
---------------------------------------  ---------------------------------------
Anthony S. Abbate        March 15, 2004  Charles T. Field         March 15, 2004
   Director                              Senior Vice President
   President and                         and Chief Financial Officer
   Chief Executive Officer

/s/Anthony D. Andora                     /s/Nicholas R. Marcalus
---------------------------------------  ---------------------------------------
Anthony D. Andora        March 15, 2004  Nicholas R. Marcalus     March 15, 2004
   Director                                Director
   Chairman of the Board

/s/Gerald A. Calabrese, Jr               /s/Eleanore S. Nissley
---------------------------------------  ---------------------------------------
Gerald A. Calabrese, Jr. March 15, 2004  Eleanore S. Nissley      March 15, 2004
   Director                                Director

/s/Donald L. Correll                     /s/Jeremiah F. O'Connor, Sr.
---------------------------------------  ---------------------------------------
Donald L. Correll        March 15,2004   Jeremiah F. O'Connor,Sr. March 15, 2004
   Director                                Director

/s/Anthony R. Coscia                     /s/Joseph C. Parisi, Sr.
---------------------------------------  ---------------------------------------
Anthony R. Coscia        March 15, 2004  Joseph C. Parisi, Sr.    March 15, 2004
   Director                                Director

/s/John J. Eccleston                     /s/Robert P. Rittereiser
---------------------------------------  ---------------------------------------
John J. Eccleston        March 15, 2004  Robert P. Rittereiser    March 15, 2004
   Director                                Director

/s/David R. Ficca                        /s/Benjamin Rosenzweig
---------------------------------------  ---------------------------------------
David R. Ficca           March 15,2004   Benjamin Rosenzweig      March 15, 2004
   Director                                Director


/s/James E. Healey                       /s/ John A. Schepisi
---------------------------------------  ---------------------------------------
James E. Healey          March 15, 2004  John A. Schepisi         March 15, 2004
   Director                                Director