Form 10-Q
period 2004-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2004-05-10
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q
                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____

                         Commission File number 1-10518

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                   ------------------------------------------
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

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

      The number of outstanding shares of the Registrant's common stock, no par value per share, as of April 30, 2004, was 12,740,782 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

                                      INDEX

PART I      FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
      Item 1 Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2004 and December 31, 2003 ........................1

                  Condensed Consolidated Statements of Income for
                  the three months ended March 31, 2004 and 2003 ..............2

                  Condensed Consolidated Statements of Changes in
                  Stockholders' Equity for the three months ended
                  March 31, 2004 and 2003 .....................................3

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2004 and
                  2003 ........................................................4

                  Notes to Condensed Consolidated Financial
                  Statements ..................................................5

      Item 2      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..............16

      Item 3      Quantitative and Qualitative Disclosures About
                  Market Risk (Disclosures about quantitative and
                  qualitative market risk are located in
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operation in
                  the section on Market Risk) ................................29

      Item 4      Controls and Procedures ....................................34

PART II     OTHER INFORMATION

      Item 1      Legal Proceedings ..........................................35

      Item 2      Changes in Securities and Use of Proceeds ..................35

      Item 3      Defaults upon Senior Securities ............................35

      Item 4      Submission of Matters to a Vote of Security
                  Holders ....................................................35

      Item 5      Other Information ..........................................35

      Item 6      Exhibits and Reports on Form 8-K ...........................35

                  Signatures .................................................36

Item 1: Financial Statements

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                              March 31,      December 31,
                                                                                2004             2003
                                                                             ----------      ------------
                                                                            (unaudited)
Assets
Cash and due from banks                                                      $   35,488       $   31,423
Interest earning deposits                                                            11               12
Federal funds sold                                                               20,700               --
                                                                             ----------       ----------
Total cash and cash equivalents                                                  56,199           31,435
                                                                             ----------       ----------
Securities held to maturity at amortized cost (estimated market value of $19,088 and $20,223 for March 31, 2004 and December 31, 2003,
  respectively)                                                                  17,916           19,107
                                                                             ----------       ----------
Securities available for sale at estimated market value (amortized cost of $363,655 and $428,597 for March 31, 2004 and
  December 31, 2003, respectively)                                              370,239          432,953
                                                                             ----------       ----------
Loans and leases (net of unearned income and deferred fees of $5,809 and $6,057 for March 31, 2004 and December 31, 2003,
  respectively)                                                                 831,286          796,581

  Less:  Allowance for loan and lease losses                                      9,635            9,641
                                                                             ----------       ----------
Net loans and leases                                                            821,651          786,940
                                                                             ----------       ----------
Bank owned life insurance                                                        22,114           21,853
Premises and equipment, net                                                      20,217           20,343
Foreclosed real estate and other repossesed assets                                  219              230
Goodwill                                                                         55,952           55,924
Intangible assets                                                                 4,039            4,165
Accrued interest receivable and other assets                                     10,219           12,922
                                                                             ----------       ----------
Total assets                                                                 $1,378,765       $1,385,872
                                                                             ==========       ==========
Liabilities
Deposits
  Non-interest bearing                                                       $  228,547       $  223,745
  Interest bearing                                                              937,579          933,053
                                                                             ----------       ----------
Total deposits                                                                1,166,126        1,156,798
                                                                             ----------       ----------
Securities sold under agreements to repurchase                                   13,242           15,618
Short-term borrowings                                                            10,000           46,491
Long-term borrowings                                                             30,000           10,000
Accrued interest payable and other liabilities                                   14,579           13,772
                                                                             ----------       ----------
Total liabilities                                                             1,233,947        1,242,679
                                                                             ----------       ----------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 22,500,000 shares authorized;
  12,740,407 and 12,810,193 shares issued and outstanding at
  March 31, 2004 and December 31, 2003, respectively                              5,397            5,397
Capital surplus                                                                  73,325           73,231
Retained earnings                                                                77,094           74,710
Accumulated other comprehensive income                                            3,549            2,434
                                                                             ----------       ----------
                                                                                159,365          155,772
Less: Treasury stock                                                             14,547           12,579
                                                                             ----------       ----------
Total stockholders' equity                                                      144,818          143,193
                                                                             ----------       ----------
Total liabilities and stockholders' equity                                   $1,378,765       $1,385,872
                                                                             ==========       ==========

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31,
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)

                                                                   2004        2003
                                                                  -------     -------
Interest income
Interest and fees on loans                                        $12,707     $10,857
Interest on federal funds sold                                          6          63
Interest on interest earning deposits                                  --          12
Interest and dividends on securities
  Taxable interest income                                           2,650       2,283
  Interest income exempt from federal income taxes                    269         179
  Dividends                                                            39          56
                                                                  -------     -------
Total interest income                                              15,671      13,450
                                                                  -------     -------
Interest expense
Interest on deposits                                                2,827       3,407
Interest on securities sold under agreements to repurchase             42          86
Interest on short-term borrowings                                      70          --
Interest on long-term borrowings                                      198         105
                                                                  -------     -------
Total interest expense                                              3,137       3,598
                                                                  -------     -------
Net interest income                                                12,534       9,852
Provision for loan and lease losses                                   375         265
                                                                  -------     -------
Net interest income after provision for loan and lease losses      12,159       9,587
                                                                  -------     -------
Non-interest income
Service fees on deposit accounts                                      842         653
Net gain on sale of securities                                        514          --
Net gain on sale of loans and leases                                   76         198
Bank owned life insurance                                             261         278
Commissions on sale of annuities and mutual funds                     212         213
Other                                                                 610         502
                                                                  -------     -------
Total non-interest income                                           2,515       1,844
                                                                  -------     -------
Non-interest expense
Salaries and benefits                                               4,848       3,628
Occupancy                                                           1,365         928
Furniture and equipment                                               334         253
Advertising and promotion                                             393         315
Amortization of intangible assets                                     126          19
Other                                                               1,851       1,384
                                                                  -------     -------
Total non-interest expense                                          8,917       6,527
                                                                  -------     -------
Income before income taxes                                          5,757       4,904
Income taxes                                                        1,771       1,548
                                                                  -------     -------
Net income                                                        $ 3,986     $ 3,356
                                                                  =======     =======

Basic earnings per common share                                   $  0.31     $  0.34
                                                                  =======     =======
Diluted earnings per common share                                 $  0.31     $  0.34
                                                                  =======     =======

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31,
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)

                                                                                              Accumulated
                                                                                                Other
                                                               Comprehensive    Retained     Comprehensive     Common
                                                                  Income        Earnings        Income          Stock
                                                                 --------       --------     -------------    --------
Balance at January 1, 2003                                                      $ 63,314       $  3,596       $  5,397
Comprehensive income
  Net Income                                                     $  3,356          3,356
  Other comprehensive income, net of taxes
     Unrealized gains on AFS debt securities                          143
  Minimum pension liability adjustment                                (19)
                                                                 --------
  Other comprehensive income                                          124                           124
                                                                 --------
Comprehensive income                                             $  3,480
                                                                 ========
Dividends on common stock                                                         (1,082)
Issued 20,833 shares of common stock in connection
  with Executive Compensation Plan
Exercised 3,740 option shares
                                                                                --------       --------       --------
Balance at March 31, 2003                                                         65,588          3,720          5,397

Comprehensive income
  Net Income                                                     $ 13,010         13,010
  Other comprehensive income, net of taxes
     Unrealized  gains on AFS debt securities                        (617)
     Less: realized gains on disposition of securities               (820)
     Unrealized  gains on equity securities                           137
  Minimum pension liability adjustment                                 14
                                                                 --------
  Other comprehensive income                                       (1,286)                       (1,286)
                                                                 --------
Comprehensive income                                             $ 11,724
                                                                 ========
Dividends on common stock                                                         (3,888)
Exercised 55,955 option shares
Issued 2,949,719 shares of common stock in connection with
  the acquisition of Bridge View Bancorp
Reacquired 35,959 shares in lieu of non-performing asset
                                                                                --------       --------       --------
Balance at December 31, 2003                                                      74,710          2,434          5,397

Comprehensive income
  Net Income                                                     $  3,986          3,986
  Other comprehensive income, net of taxes
     Unrealized gains on AFS debt securities                        1,402
     Less: realized gains on disposition of securities               (287)
                                                                 --------
  Other comprehensive income                                        1,115                         1,115
                                                                 --------
Comprehensive income                                             $  5,101
                                                                 ========
Dividends on common stock                                                         (1,602)
Issued 7,793 shares of common stock in connection
       with Executive Compensation Plan
Exercised 7,207 option shares
Purchased 84,786 shares of common stock
                                                                                --------       --------       --------
Balance at March 31, 2004                                                       $ 77,094       $  3,549       $  5,397
                                                                                ========       ========       ========

                                                                  Capital       Treasury
                                                                  Surplus        Stock          Total
                                                                 ---------      --------       --------
Balance at January 1, 2003                                       $ 21,097       $(12,724)      $ 80,680
Comprehensive income
  Net Income                                                                                      3,356
  Other comprehensive income, net of taxes
     Unrealized gains on AFS debt securities
  Minimum pension liability adjustment
  Other comprehensive income                                                                        124
Comprehensive income
Dividends on common stock                                                                        (1,082)
Issued 20,833 shares of common stock in connection
  with Executive Compensation Plan                                    109            245            354
Exercised 3,740 option shares                                         (28)            38             10
                                                                 --------       --------       --------
Balance at March 31, 2003                                          21,178        (12,441)        83,442

Comprehensive income
  Net Income                                                                                     13,010
  Other comprehensive income, net of taxes
     Unrealized  gains on AFS debt securities
     Less: realized gains on disposition of securities
     Unrealized  gains on equity securities
  Minimum pension liability adjustment
  Other comprehensive income                                                                     (1,286)
Comprehensive income
Dividends on common stock
Exercised 55,955 option shares                                       (127)           555            428
Issued 2,949,719 shares of common stock in connection with
  the acquisition of Bridge View Bancorp                           52,180                        52,180
Reacquired 35,959 shares in lieu of non-performing asset                            (693)          (693)

                                                                 --------       --------       --------
Balance at December 31, 2003                                       73,231        (12,579)       143,193

Comprehensive income
  Net Income                                                                                      3,986
  Other comprehensive income, net of taxes
     Unrealized gains on AFS debt securities
     Less: realized gains on disposition of securities
  Other comprehensive income                                                                      1,115
Comprehensive income

Dividends on common stock                                                                        (1,602)
Issued 7,793 shares of common stock in connection
  with Executive Compensation Plan                                    103            102            205
Exercised 7,207 option shares                                          (9)            84             75
Purchased 84,786 shares of common stock                                           (2,154)        (2,154)
                                                                 --------       --------       -------
Balance at March 31, 2004                                        $ 73,325       $(14,547)      $144,818
                                                                 ========       ========       =======

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
--------------------------------------------------------------------------------
(dollars in thousands)
(unaudited)

                                                                             2004         2003
                                                                          --------      --------
Cash flows from operating activities
Net income                                                                $  3,986      $  3,356
Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization                                           498           357
       Amortization of securities premiums                                   1,590           776
       Accretion of securities discounts                                       (58)          (77)
       Amortization of premiums in connection with acquisition                 375            18
       Provision for loan losses                                               375           265
       Increase in cash surrender value of Bank Owned Life Insurance          (261)         (277)
       Origination of Loans available for sale                                (880)       (4,068)
       Sale of loans available for sale                                        941         4,173
       Net gain on sale of securities                                         (514)           --
       Net gain on sale of loans                                               (76)         (198)
       Net gain on sale of fixed assets                                         --            10
       Net gain on sale of foreclosed assets                                   (14)           --
Decrease (increase) in operating assets
       Accrued interest receivable                                             425          (209)
       Other                                                                 1,074          (725)
(Decrease) increase in operating liabilities
       Accrued interest payable                                                (29)           12
       Other                                                                   836           (49)
                                                                          --------      --------
Cash provided by operating activities                                        8,268         3,364
                                                                          --------      --------
Cash flows from investing activities
(Payments for) proceeds from
       Purchase of loans                                                   (20,608)           --
       Net repayments (originations) of loans                              (15,005)        7,499
       Sale of loans                                                           282         1,196
       Purchase of securities available-for-sale                            (2,799)      (12,947)
       Maturities of securities available-for-sale                          21,990        13,893
       Sale of securities available-for-sale                                44,793            --
       Maturities of securities held-to-maturity                             1,119         1,311
       Purchase of fixed assets                                               (328)         (413)
       Sale of reposessed assets                                                59            33
                                                                          --------      --------
Cash used in investing activities                                           29,503        10,572
                                                                          --------      --------
Cash flows from financing activities
Proceeds from (payments for)
       Deposits in excess of withdrawals                                     9,336        25,243
       Decrease in short-term debt                                         (18,867)       (1,433)
       Minimum pension liability, net of taxes                                  --           (19)
       Dividends                                                            (1,602)       (1,082)
       Treasury stock                                                       (2,154)           --
       Common stock issued                                                     205           354
       Exercise of option shares                                                75            10
                                                                          --------      --------
Cash provided by financing activities                                      (13,007)       23,073
                                                                          --------      --------
Increase in cash and cash equivalents                                       24,764        37,009
Cash and cash equivalents, beginning of year                                31,435        33,916
                                                                          --------      --------
Cash and cash equivalents, end of period                                  $ 56,199      $ 70,925
                                                                          ========      ========
Supplemental disclosure of cash flow information: Cash paid for:
       Interest                                                           $  3,168      $  3,586
       Income taxes                                                             --            45

Supplemental disclosure of non-cash investing activities:
       Loans transferred to foreclosed real estate and other
         repossessed assets                                                     34            54


--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                   (Unaudited)

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of Interchange Financial Services Corporation and its wholly owned subsidiaries (on a consolidated basis, the "Company") including its principal operating subsidiary, Interchange Bank (the "Bank"), and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and schedules thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2003.

     The consolidated financial data for the three month periods ended March 31, 2004 and 2003, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates pertain to the allowance for loan and lease losses, the fair value of financial instruments, goodwill, intangibles and retirement benefits.

Stock Based Compensation: The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and diluted earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, " Accounting for Stock-Based Compensation," to stock-based compensation for the three months ended March 31, 2004 and 2003: (in thousands, except share data) (unaudited)

                                             --------------------------
                                             For the three months ended
                                                      March 31,
                                                 2004           2003
                                             -----------     ----------
Net Income
   As reported                                $    3,986     $    3,356

   Less: Total stock-based
   compensation expense determined
   under the fair value method for all
   rewards, net of related tax effects               128             84
                                              ----------     ----------
   Pro-forma                                  $    3,858     $    3,272
                                              ==========     ==========
Earnings per share:
Basic:
   As reported                                      0.31           0.34
   Pro forma                                        0.30           0.33
Diluted:
   As reported                                      0.31           0.34
   Pro forma                                        0.30           0.33

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants issued during the three months ended March 31, 2004: dividend yield of 2.22%; expected volatility of 24.92%; risk-free interest rate of 3.34%; and expected lives of 7 years. Prior period assumptions are described in Note 13 "Stock Option and Incentive Plan" in the Notes to Condensed Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K. The effects of applying these assumptions in determining the pro-forma net income may not be representative of the effects on pro-forma net income for future years.

2. Acquisition and Pro Forma Disclosure

      On April 30, 2003 the Company completed its acquisition of 100% of the common stock of Bridge View Bancorp ("Bridge View"), a Bergen County-based bank holding company with eleven locations, which expanded the Company's presence into eastern Bergen County. The results of Bridge View's operations have been included in the consolidated financial statements since that date. At April 30, 2003, Bridge View had approximately $291 million of total assets, $184 million of loans and $259 million of deposits. The aggregate purchase price paid to Bridge View shareholders was approximately $85.7 million and consisted of approximately 2.9 million shares of the Company's common stock with an approximate market value of $52.2 million, based upon the average closing price over the periods three days prior to and after the acquisition date, and $33.5 million in cash. The transaction was accounted for as a purchase and the cost in excess of net assets acquired of approximately $58.7 million was allocated to net identified intangibles of approximately $4.3 million and goodwill of approximately $54.4 million.

      The following pro forma condensed consolidated statements of income for the three months ended March 31, 2003 give effect to the merger as if the merger had been consummated on January 1, 2003.

      The unaudited pro forma information is not necessarily indicative of the results of operations in the future or the results of operations, which would have been realized had the merger been consummated during the periods or as of the dates for which the unaudited pro forma information is presented.

           Interchange Financial Services Corporation and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                             Three Months Ended
                                                  March 31,
                                           ----------------------
                                             2004          2003
                                           -------       -------
                                                        Pro Forma

Interest income                            $15,671       $16,637
Interest expense                             3,137         4,197
                                           -------       -------
     Net interest income                    12,534        12,440
                                           -------       -------
Provision for loan and lease losses            375           280
                                           -------       -------
Net interest income after provision
  for loan and lease losses                 12,159        12,160

Non-interest income                          2,515         2,395

Non-interest expense
   Salaries and benefits                     4,848         4,644
   Occupancy and FF&E                        1,699         1,630
   Other expenses                            2,370         2,256
                                           -------       -------
                                             8,917         8,530

     Net income before taxes                 5,757         6,025

Income Taxes                                 1,771         1,991
                                           -------       -------
     Net income                            $ 3,986       $ 4,034
                                           =======       =======
Earnings per common share:
     Basic                                    0.31          0.32
     Diluted                                  0.31          0.32

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

Commitments to Extend Credit

      At March 31, 2004, the Company had commitments of approximately $260.3 million to extend credit, of which approximately $2.5 million represents standby letters of credit.

5. Goodwill and Other Intangibles

      With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002, goodwill is no longer amortized to expense, but rather is tested for impairment periodically. Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Impairment, if any, is measured on a discounted future cash flow basis. Goodwill is reviewed for impairment annually and on an interim basis when conditions require. If necessary an impairment charge is recognized in the period that goodwill has been deemed to be impaired. At the date of adoption, there was no unamortized goodwill.

      At March 31, 2004 and December 31, 2003, gross intangible assets amounted to $4.6 million at the end of each period while accumulated amortization amounted to $556 thousand and $430 thousand, respectively. Amortization of intangible assets as a result of acquisitions, which is included in non-interest expense, amounted to $126 thousand, and $19 thousand for the three months ended March 31, 2004 and 2003, respectively. During the second quarter of 2003, the Company recorded a core deposit intangible of $4.3 million in connection with the Bridge View merger. The core deposit intangible has an estimated life of 10 years and the Company amortized $107 thousand for the three months ended March 31, 2004. The core deposit intangible will be periodically reviewed for impairment. In addition, the Company recorded goodwill of $54.4 million in connection with the Bridge View merger. The goodwill will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

The estimated aggregate annual amortization expense for core deposit intangible is summarized as follows: (in thousands)

2005                  $ 430
2006                    430
2007                    430
2008                    430
2009                    430
thereafter            1,429
                    --------
Total               $ 3,579
                    ========

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

7. Recent Accounting Pronouncements

      On December 23, 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). The revised SFAS 132 retains the disclosure requirements in the original statement and requires additional disclosures about pension plan assets, benefit obligations, benefit costs and other relevant information. The Company has included the new interim disclosures that are required for financial statements for periods ending after December 15, 2003.

8. Cash Dividend

      The Company paid a cash dividend of $0.125 per share on February 20, 2004 to holders of record as of January 30, 2004.

9.  Securities Held-to-Maturity and Securities Available-for-Sale

      Securities held-to-maturity ("HTM") and securities available-for-sale ("AFS") consist of the following: (in thousands)

                                                      ------------------------------------------------
                                                                     March 31, 2004
                                                      ------------------------------------------------
                                                                       (unaudited)
                                                                     Gross       Gross       Estimated
                                                      Amortized   Unrealized   Unrealized       Fair
                                                        Cost         Gains       Losses         Value
                                                      ---------   ----------   ----------    ---------
Securities HTM
  Mortgage-backed securities                          $  8,824      $  318      $      1      $  9,141
  Obligations of states & political subdivisions         9,092         855            --         9,947
                                                      --------      ------      --------      --------
                                                      $ 17,916      $1,173      $      1      $ 19,088
                                                      --------      ------      --------      --------
Securities AFS
  Mortgage-backed securities                          $101,439      $1,752      $     23      $103,168
  Obligations of U.S. agencies                         223,768       3,716            67       227,417
  Obligations of states & political subdivisions        34,034       1,099            30        35,103
  Other debt securities                                     --          --            --            --
  Equity securities                                      4,414         137            --         4,551
                                                      --------      ------      --------      --------
                                                       363,655       6,704           120       370,239
                                                      --------      ------      --------      --------
       Total securities                               $381,571      $7,877      $    121      $389,327
                                                      ========      ======      ========      ========

                                                      ------------------------------------------------
                                                                    December 31, 2003
                                                      ------------------------------------------------
                                                                     Gross       Gross       Estimated
                                                      Amortized   Unrealized   Unrealized       Fair
                                                        Cost         Gains       Losses         Value
                                                      ---------   ----------   ----------    ---------
Securities HTM
  Mortgage-backed securities                          $  9,850      $  330      $      1      $ 10,179
  Obligations of states & political subdivisions         9,257         787            --        10,044
                                                      --------      ------      --------      --------
                                                      $ 19,107      $1,117      $      1      $ 20,223
                                                      --------      ------      --------      --------
Securities AFS
  Obligations of U.S. Treasury                        $  6,032      $    5      $      2      $  6,035
  Mortgage-backed securities                           112,981       1,363           157       114,187
  Obligations of U.S. agencies                         271,339       2,583           762       273,160
  Obligations of states & political subdivisions        33,849       1,257            68        35,038
  Equity securities                                      4,396         137            --         4,533
                                                      --------      ------      --------      --------
                                                       428,597       5,345           989       432,953
                                                      --------      ------      --------      --------
       Total securities                               $447,704      $6,462      $    990      $453,176
                                                      ========      ======      ========      ========


At March 31, 2004, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands) (unaudited)

                                     Securities                Securities
                                         HTM                       AFS
                                --------------------     ----------------------
                                            Estimated                  Estimated
                               Amortized       Fair      Amortized        Fair
                                  Cost        Value        Cost          Value
                               ----------------------    -----------------------
Within 1 year                   $ 1,150      $ 1,190     $ 19,474      $ 19,510
After 1 but within 5 years       10,130       10,606      296,481       301,833
After 5 but within 10 years       5,667        6,217       31,167        31,786
After 10 years                      969        1,075       12,119        12,559
Equity securities                    --           --        4,414         4,551
                                --------------------     ----------------------
                       Total    $17,916      $19,088     $363,655      $370,239
                                ====================     ======================

      Proceeds from the sale of securities AFS amounted to $44.8 million for the three months ended March 31, 2004, which resulted in gross realized gains of $520 thousand and gross realized losses of $6 thousand. These amounts are included in net gain on sale of securities in the Consolidated Statements of Income. There were no sales of securities for the three months ended March 31, 2003.

      The investment portfolio is evaluated at least quarterly to determine if there are any securities with losses that are other than temporary. One criteria in assessing for an other than temporary impairment charge is if a security has an unrealized loss that exceeds one year. At March 31, 2004, the Company had $2.8 million of securities with unrealized losses of $8 thousand that were in excess of one year. It is expected that the Company will recover all amounts due under the contractual obligations of those securities and as such, no other than temporary impairment charge was necessary. The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at March 31, 2004: (in thousands) (unaudited)

                                 ---------------------    ---------------------    ---------------------
                                   12 months or less       12 months or longer             Totals
                                 ---------------------    ---------------------    ---------------------
                                    Fair    Unrealized      Fair     Unrealized       Fair    Unrealized
                                   Value      Losses       Value       Losses        Value      Losses
                                 ---------------------    ---------------------    ---------------------
AVAILABLE-FOR-SALE
Obligations of U.S. agencies      $39,091     $   67           --         --        $39,091      $ 67
Mortgage-backed securities          4,467         15       $2,808     $    8          7,275        23
Obligations of states and
  political subdivisions            3,372         30           --         --          3,372        30
                                 ---------------------    ---------------------    ---------------------
                                  $46,930     $  112       $2,808     $    8        $49,738      $120
                                 =====================    =====================    =====================
HELD-TO-MATURITY

Mortgage-backed securities        $   229     $    1           --         --        $   229      $  1
                                 ---------------------    ---------------------    ---------------------
                                  $   229     $    1       $    0     $    0        $   229      $  1
                                 =====================    =====================    =====================

      Securities with carrying amounts of $51.1 million and $46.1 million at March 31, 2004 and December 31, 2003, respectively, were pledged for public deposits, Federal Home Loan Bank advances, securities sold under repurchase agreements and other purposes required by law.

10. Loans

      The composition of the loan portfolio is summarized as follows: (in thousands)

                                     -----------    -----------
                                      March 31,     December 31,
                                        2004           2003
                                     -----------    -----------
                                     (unaudited)
Amount of loans by type
  Real estate-mortgage
     1-4 family residential
        First liens                   $119,224       $100,286
        Junior liens                     3,722          4,138
        Home equity                    145,085        136,477
     Commercial                        333,212        330,040
     Construction                       26,253         31,077
                                      --------       --------
                                       627,496        602,018
                                      --------       --------
  Commercial loans
     Commercial and financial          160,497        149,462
     Lease financing                    29,737         28,440
                                      --------       --------
                                       190,234        177,902
                                      --------       --------
  Consumer loans
     Lease financing                     9,794         12,416
     Installment                         3,762          4,245
                                      --------       --------
                                        13,556         16,661
                                      --------       --------
           Total                      $831,286       $796,581
                                      ========       ========

Nonperforming Assets

      Nonperforming loans include loans that are accounted for on a nonaccrual basis and troubled debt restructurings. Nonperforming loans are as follows: (in thousands)

                                        -----------    ------------
                                          March 31,    December 31,
                                            2004           2003
                                        -----------    ------------
                                        (unaudited)
Nonaccrual loans
  Residential real estate                  $1,502         $1,364
  Commercial real estate                    1,685          1,603
  Commercial and financial                  2,808          2,858
  Commercial lease financing                1,848          2,365
  Consumer                                    622            380
                                           ------         ------
                                           $8,465         $8,570
                                           ======         ======

11. Allowance for Loan and Lease Losses

      The Company's recorded investment in impaired loans is as follows: (in thousands)

                                                   ---------------------   ---------------------
                                                          March 31,            December 31,
                                                            2004                    2003
                                                   ---------------------   ---------------------
                                                         (unaudited)
                                                   Investment   Related    Investment   Related
                                                       in      Allowance       in      Allowance
                                                    Impaired    for Loan    Impaired   for Loan
                                                      Loans      Losses       Loans      Losses
                                                   ---------------------   ----------  ---------
Impaired loans
    With a related allowance for loan losses
           Commercial and financial                  $2,820      $  429      $2,864      $463
           Commercial real estate                     1,685          42       1,603        40
           Residential mortgages                        824         124         816       122
           Consumer                                     205           5          --        --
    Without a related allowance for loan losses          --          --          --        --
                                                     ------      ------      ------      ----
                                                     $5,534      $  600      $5,283      $625
                                                     ======      ======      ======      ====

--------------------------------------------------------------------------------
The impairment of the above loans was measured based on the fair value of collateral.

Changes in the  allowance  for loan and lease losses are  summarized as follows:
(in thousands)

                                                   -----------------------------
                                                   Three months ended March 31,
                                                   -----------------------------
                                                       2004            2003
                                                   -------------   -------------
                                                            (unaudited)
Balance at beginning of period                           $9,641          $7,207
Additions (deductions)
     Provision for loan and lease losses                    375             265
     Recoveries on loans previously charged off              36               1
     Loans charged off                                     (417)           (247)
                                                   -------------   -------------
Balance at end of year                                   $9,635          $7,226
                                                   =============   =============

12.  Other Non-interest Expense

    Expenses included in other non-interest expense which exceed one percent of the aggregate of total interest income and non-interest income for the periods noted, are as follows: (in thousands) (unaudited)

                                              --------------------------
                                                      Three months
                                                     ended March 31,
                                              --------------------------
                                                  2004             2003
                                              -----------         ------
                                                        (unaudited)
Professional fees                                $  317           $  204
Data processing                                     281              193
Directors's fees, retirement
  and travel                                        216              128
Legal Fees                                          210               80
Other                                               827              779
                                                 ------           ------
                                                 $1,851           $1,384
                                                 ======           ======

13. Long-term Borrowings

      Long-term   borrowings  consist  of  the  following  FHLB  advances:   (in
thousands)

  Maturity                         March 31,     December 31,
    Date               Rate          2004            2003
---------------      -------     -----------     ------------
                                 (unaudited)
January 2006           2.09%       $10,000              --

January 2007(a)        4.22         10,000         $10,000

January 2007           2.69         10,000              --
                     ------        -------         -------
                       3.00%       $30,000         $10,000
                     ======        =======         =======

(a) The FHLB has an option to call this advance on a quarterly basis if the 3-month LIBOR resets above 7.50%.

14. Benefit Plans

      In 1993, the Bank established a non-contributory defined benefit pension plan covering all eligible employees (the "Pension Plan"). In 1994, the Bank established a supplemental plan covering all eligible employees (the "Supplemental Plan") that provides for income that would have been paid out but for the limitation under the qualified Pension Plan. Also in 1994, the Company established a retirement plan for all directors of the Bank who are not employees of Interchange or of any subsidiary or affiliate of Interchange (the "Directors' Plan").

      The following table shows the aggregated components of net periodic benefit costs for the periods noted: (in thousands) (unaudited)

                                      ------------------
                                      Three Months Ended
                                            March 31,
                                      ------------------
                                        2004       2003
                                      -------    -------
Service Cost                           $ 166      $ 151
Interest Cost                             95         79
Expected return on plan assets           (39)       (31)
Amortization of prior service cost         1          1
Amortization of net (gain) loss           --         --
                                      ------     ------
Net periodic benefit cost              $ 223      $ 200
                                      ======     ======

      For the year ended December 31, 2004, the Bank anticipates contributing approximately $775 thousand to the Pension Plan.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three month periods ended March 31, 2004 and 2003, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's 2003 Annual Report on Form 10-K.

      On April 30, 2003, the Company completed its acquisition of Bridge View Bancorp ("Bridge View"). Accordingly the results of operations for the three month period ending March 31, 2004 include the results of Bridge View.

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

Critical Accounting Policies and Judgments

      The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 "Accounting Policies in the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations: Critical Accounting Policies and Judgements" in our 2003 Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Allowance for Loan and Lease Losses: The ALLL is generally established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

      The Company considers the ALLL of $9.6 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's periodic evaluations of the loan portfolio and other relevant factors. The evaluations are inherently subjective as it requires material estimates including such factors as potential loss factors, changes in trend of non-performing loans, current state of local and national economy, value of collateral changes in the composition and volume of the loan portfolio, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends.

Business Combinations: Business combinations are accounted for using the purchase method of accounting, the net assets of the companies acquired are recorded at their estimated fair value at the date of acquisition and include the results of operations of the acquired business from the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is recognized as goodwill.

Goodwill: With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002, goodwill is no longer amortized to expense, but rather is tested for impairment periodically. Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Impairment, if any, is measured on a discounted future cash flow basis. Goodwill is reviewed for impairment annually and on an interim basis when conditions require. If necessary, an impairment charge is recognized in the period that goodwill has been deemed to be impaired. At the date of adoption, there was no unamortized goodwill.

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                              RESULTS OF OPERATIONS

Summary

      On April 30, 2003, the Company completed its acquisition of Bridge View. Accordingly the results of operations for the three month period ending March 31, 2004 include the results of Bridge View.

Net income for the three months ended March 31, 2004 was approximately $4.0 million, an increase of $0.6 million, or 18.8%, over the same period last year. The increase in earnings resulted from the acquisition of Bridge View during the second quarter of 2003 and an increase in non-interest income. For the first quarter of 2004, the Company reported earnings per diluted common share of $0.31, as compared to $0.34 for the same period in 2003. The decline in diluted earnings per share was a result of a compression in the net interest margin as compared to the first quarter in 2003 and an increase in average diluted shares outstanding as a result of the Bridge View transaction.

      For the three months ended March 31, 2004 and 2003, the Company's Return on Average Assets ("ROA") was 1.16% and 1.42%, respectively. The change in ROA for the quarter was a result of a decline in net interest margin. Return on Average Equity ("ROE") was 11.13% a decline from 16.38% when compared to the same period last year. ROE declined principally due to an increase in equity as a result of the acquisition of Bridge View and, to a lesser extent, compression in net interest margin.

Net Interest Income

      Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest income exempt from federal taxation has been restated to a fully tax-equivalent basis using the corporate federal tax rate of 34% for the three months ended March 31, 2004 and 2003. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

      Net interest income on a tax-equivalent basis increased $2.7 million, or 27.5%, to $12.7 million for the quarter ended March 31, 2004 as compared to the same quarter in 2003. The tax equivalent basis adjustments for the quarters ended March 31, 2004 and 2003, were $160 thousand and $108 thousand, respectively. The increase in net interest income was due mostly to a 40.0% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 40.4% on average for the first quarter of 2004 as compared to the same quarter in 2003. The growth in interest earning assets and deposits were primarily attributed to the acquisition and the Company's internal growth. The Company's average deposits grew 11.0% organically. The margin for the first quarter of 2004 was 4.11%, a decline of 40 basis points as compared to the same quarter in 2003 due to earning asset yields declining faster than the Company's cost of funds. The decline in asset yields was mainly attributable to maturities and prepayments in the loan and securities portfolio, while the Company's deposit pricing reached historical lows and appears to have become inelastic. However, we would anticipate that as market interest rates rise we would experience assets repricing more quickly, at least in the short-term, as deposit pricing typically lags increases in market rates.

      Interest income, on a tax-equivalent basis, totaled $15.8 million for the first quarter of 2004, an increase of $2.3 million, or 16.8%, as compared to the same quarter in 2003. The increase was mostly attributed to a $352.9 million, or 40.0%, growth in interest earning assets. The growth in interest earning assets was the result of increases in average loans and average investments of $192.1 million and $184.2 million, respectively. The increase in interest income was partly offset by a 101 basis point decline in interest earning asset yields for the first quarter of 2004 as compared to the same quarter in 2003. The decline in interest earning asset yields was largely attributed to the historically low market interest rate environment.

      Interest expense, which totaled $3.1 million for the first quarter of 2004, decreased $461 thousand, or 12.8%, as compared to the same period in 2003. The decrease in interest expense was a byproduct of the decline in market interest rates, particularly short-term rates, during 2003. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition below, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 71 basis points to 1.26% for the quarter ended March 31, 2004 as compared to the same period in 2003. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the positive growth of deposits. Interest bearing deposits grew on average $227.6 million, or 32.2%, for the first quarter of 2004 as compared to the same period in 2003.

--------------------------------------------------------------------------------
Analysis of Net Interest Income
--------------------------------------------------------------------------------
for the quarter ended March 31,
(dollars in thousands)
(unaudited)

                                                                2004                                2003
                                                 -----------------------------------    ----------------------------
                                                   Average                   Average    Average              Average
                                                   Balance        Interest     Rate     Balance    Interest   Rate
                                                 -----------     ---------   -------   --------    --------  -------
                     Assets
Interest earning assets:
Loans (1)                                        $   806,387     $  12,748     6.32%   $614,301    $10,897    7.10%
Taxable securities (4)                               397,591         2,689     2.71     221,386      2,339    4.23
Tax-exempt securities (2) (4)                         28,898           388     5.37      20,940        247    4.72
Interest earning deposits                                 12            --       --       4,333         12    1.11
Federal funds sold                                     2,507             6     0.96      21,585         63    1.17
                                                 -----------     ---------     ----    --------    -------    ----
  Total interest-earning assets                    1,235,395        15,831     5.13     882,545     13,558    6.14
                                                                 ---------                         -------

Non-interest earning assets:
Cash and due from banks                               35,547                             22,167
Allowance for loan and lease losses                   (9,636)                            (7,207)
Other assets                                         118,933                             47,958
                                                 -----------                           --------
  Total assets                                   $ 1,380,239                           $945,463
                                                 ===========                           ========
     Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                        $   933,522         2,827     1.21    $705,960      3,407    1.93
Borrowings                                            65,364           310     1.90      26,229        191    2.90
                                                 -----------     ---------     ----    --------    -------    ----
  Total interest-bearing liabilities                 998,886         3,137     1.26     732,189      3,598    1.97
                                                                 ---------                         -------
Non-interest bearing liabilities
Demand deposits                                      224,100                            118,779
Other liabilities                                     14,013                             12,521
                                                 -----------                           --------
  Total liabilities (3)                            1,236,999                            863,489
Stockholders' equity                                 143,240                             81,974
                                                 -----------                           --------
  Total liabilities and stockholders' equity     $ 1,380,239                           $945,463
                                                 ===========                           ========
Net interest income (tax-equivalent basis)                          12,694     3.87                  9,960    4.17
Tax-equivalent basis adjustment                                       (160)                           (108)
                                                                 ---------                         -------
  Net interest income                                            $  12,534                         $ 9,852
                                                                 =========                         =======
Net interest income as a percent of interest-
  earning assets (tax-equivalent basis)                                        4.11%                          4.51%


--------------------------------------------------------------------------------

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

Provision for Loan and Lease Losses

      The provision for loan and lease losses represents management's calculation of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgements:
Allowance for Loan and Lease Losses" above. In the first quarter of 2004 and 2003, the Company's provision for loan and lease losses was $375 thousand and $265 thousand, respectively.

Non-interest Income

      For the quarter ended March 31, 2004, non-interest income totaled $2.5 million, an increase of $671 thousand, or 36.4%, as compared to the same period in 2003. The improvement in non-interest income, excluding net gains from the sales of securities, was mostly due to increases in service charges on deposits and "other" non-interest income of $189 thousand and $108 thousand, respectively. The growth in service charges on deposits was mostly due to the acquisition.

      During the quarter, the Company recognized net gains on the sale of securities of $514 thousand while there were no gains recorded for the same period in 2003. The funds generated from the sales of securities were mainly utilized to fund loan growth.

Non-interest Expense

     For the quarter ended March 31, 2004, non-interest expense was $8.9 million an increase of $2.4 million, or 36.6%, when compared to the same period one year ago. The increase was due largely to the additional operating costs resulting from the merger with Bridge View. Also contributing to the increase were normal increases related to salaries, benefits and occupancy expense.

Income Taxes

      Income tax expense as a percentage of pre-tax income was 30.8% for the three months ended March 31, 2004 as compared to 31.6% for the first quarter of 2003.

                               FINANCIAL CONDITION

Cash and Cash Equivalents

      At March 31, 2004, cash and cash equivalents increased $24.8 million to $56.2 million as compared to December 31, 2003. This was primarily attributed to federal funds sold increasing to $20.7 million while the Company was in a net borrowing position at December 31, 2003.

Securities Portfolio

      Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), each security is classified as either trading, available for sale ("AFS"), or held to maturity ("HTM"). The Company has no securities held in a trading account. The securities AFS are recorded at their estimated fair value. The after-tax difference between amortized cost and estimated fair value of securities AFS is recorded as "accumulated other comprehensive income" in the equity section of the balance sheet. The tax impact of such adjustment is recorded as an adjustment to the amount of the deferred tax liability. The securities HTM are carried at cost adjusted for the amortization of premiums and accretion of discounts, which are recognized as an adjustment to income. Under SFAS No. 115, securities HTM, with some exceptions, may only be sold within three months of maturity.

      The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, provide a source of income, ensure collateral is available for pledging requirements and manage asset quality diversification. At March 31, 2004, investment securities totaled $388.2 million and represented 28.2% of total assets, as compared to $452.1 million and 32.6%, respectively, at December 31, 2003. Securities AFS comprised 95.4% of the total securities portfolio at March 31, 2004 as compared to 95.8% at December 31, 2003. During the first quarter of 2004, the Company sold securities with a book value of approximately $44.3 million and recognized $520 thousand in gross gains and $6 thousand in gross losses. There were no sales of securities during the first quarter of 2003.

      The following table reflects the composition of the securities  portfolio:
(dollars in thousands)

                                        ----------------------------------------------
                                                     March 31, 2004
                                        ----------------------------------------------
                                                        (unaudited)
                                                      Gross      Gross       Estimated
                                        Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains       Losses        Value
                                        ---------  ----------  ----------    ---------
Securities HTM
  Mortgage-backed securities            $  8,824     $  318     $      1     $  9,141
  Obligations of states & political
   subdivisions                            9,092        855           --        9,947
                                        --------     ------     --------     --------
                                        $ 17,916     $1,173     $      1     $ 19,088
                                        ========     ======     ========     ========
Securities AFS
  Mortgage-backed securities            $101,439     $1,752     $     23     $103,168
  Obligations of U.S. agencies           223,768      3,716           67      227,417
  Obligations of states & political
   subdivisions                           34,034      1,099           30       35,103
  Equity securities                        4,414        137           --        4,551
                                        --------     ------     --------     --------
                                         363,655      6,704          120      370,239
                                        --------     ------     --------     --------
     Total securities                   $381,571     $7,877     $    121     $389,327
                                        ========     ======     ========     ========

                                        ----------------------------------------------
                                                    December 31, 2003
                                        ----------------------------------------------
                                                        (unaudited)
                                                      Gross      Gross       Estimated
                                        Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains       Losses        Value
                                        ---------  ----------  ----------    ---------
Securities HTM
  Mortgage-backed securities            $  9,850     $  330     $      1     $ 10,179
  Obligations of states & political
   subdivisions                            9,257        787           --       10,044
                                        --------     ------     --------     --------
                                        $ 19,107     $1,117     $      1     $ 20,223
                                        ========     ======     ========     ========
Securities AFS
  Obligations of U.S. Treasury          $  6,032     $    5     $      2     $  6,035
  Mortgage-backed securities             112,981      1,363          157      114,187
  Obligations of U.S. agencies           271,339      2,583          762      273,160
  Obligations of states & political
   subdivisions                           33,849      1,257           68       35,038
  Equity securities                        4,396        137           --        4,533
                                        --------     ------     --------     --------
                                         428,597      5,345          989      432,953
                                        --------     ------     --------     --------
     Total securities                   $447,704     $6,462     $    990     $453,176
                                        ========     ======     ========     ========

      At March 31, 2004, the contractual maturities of securities HTM and securities AFS are as follows: (dollars in thousands) (unaudited)

                                       Securities             Securities
                                           HTM                   AFS
                                  --------------------   --------------------
                                             Estimated              Estimated
                                  Amortized     Fair     Amortized     Fair
                                     Cost      Value       Cost       Value
                                  --------------------   --------------------
Within 1 year                      $ 1,150    $ 1,190    $ 19,474    $ 19,510
After 1 but within 5 years          10,130     10,606     296,481     301,833
After 5 but within 10 years          5,667      6,217      31,167      31,786
After 10 years                         969      1,075      12,119      12,559
Equity securities                       --         --       4,414       4,551
                                   ------------------    --------------------
                          Total    $17,916    $19,088    $363,655    $370,239
                                   ==================    ====================

Loans

      Total loans amounted to $831.3 million at March 31, 2004, an increase of $34.7 million from $796.6 million at December 31, 2003. The growth was predominately in residential mortgage loans which increased $27.1 million. Also contributing to the increase were commercial and financial loans and commercial mortgages which increased $11.0 million and $3.2 million, respectively for the three month period ended March 31, 2004. Somewhat offsetting the aforementioned increases were decreases in construction loans and consumer leases of $4.8 million and $2.6 million, respectively.

      The following table reflects the composition of the loan and lease portfolio: (dollars in thousands)

                                  -----------   ------------
                                   March 31,    December 31,
                                     2004           2003
                                  -----------   ------------
                                  (unaudited)
Amount of loans by type
  Real estate-mortgage
      Residential                  $268,031       $240,901
      Commercial                    333,212        330,040
      Construction                   26,253         31,077
                                   --------       --------
                                    627,496        602,018
                                   --------       --------
  Commercial loans
      Commercial and financial      160,497        149,462
      Lease financing                29,737         28,440
                                   --------       --------
                                    190,234        177,902
                                   --------       --------
  Consumer loans
      Lease financing                 9,794         12,416
      Installment                     3,762          4,245
                                   --------       --------
                                     13,556         16,661
                                   --------       --------
          Total                    $831,286       $796,581
                                   ========       ========

Nonperforming Assets

      Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. With the completion of the Bridge View acquisition, the Company's, nonperforming assets at March 31, 2004 amounted to $8.7 million as compared to $8.8 million at December 31, 2003. The ratio of nonperforming assets to total loans and foreclosed real estate and other repossessed assets decreased to 1.04% at March 31, 2004 from 1.10% at December 31, 2003.

      The following table lists nonaccrual loans, restructured loans and foreclosed real estate and other repossessed assets at March 31, 2004, and December 31, 2003: (dollars in thousands)

                                -----------  ------------
                                 March 31,   December 31,
                                   2004          2003
                                -----------  ------------
                                (unaudited)

Nonperforming loans               $8,465        $8,570
Foreclosed real estate and
  other repossessed assets           219           230
                                  ------        ------
                                  $8,684        $8,800
                                  ======        ======

Allowance for Loan and Lease Losses

      The ALLL is generally established through periodic charges to income. During the three months ended March 31, 2004, the ALLL remained relatively stable at $9.6 million. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

      The Company considers the ALLL of $9.6 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's periodic evaluations of the loan portfolio and other relevant factors. The evaluations are inherently subjective as they require material estimates including such factors as potential loss factors, changes in trend of non-performing loans, current state of local and national economy, value of collateral changes in the composition and volume of the loan portfolio, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends.

      The following table presents the provisions for loan and lease losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three months ended March 31, 2004 and 2003: (dollars in thousands) (unaudited)

                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                            2004         2003
                                                          --------     ---------
Average loans outstanding                                 $806,387     $614,301
                                                          ========     ========
Allowance at beginning of period                             9,641        7,207
                                                          --------     --------
Loans charged off
     Real estate                                                67           --
     Commercial and financial                                   55           25
     Commercial lease financing                                277          208
     Consumer loans                                             18           14
                                                          --------     --------
          Total                                                417          247
                                                          --------     --------
Recoveries of loans previously charged off
     Real Estate                                                --           --
     Commercial and financing                                   --           --
     Commercial lease financing                                 36           --
     Consumer loans                                             --            1
                                                          --------     --------
          Total                                                 36            1
                                                          --------     --------
Additions due to merger                                         --           --
Provision for loan and lease losses                            375          265
                                                          --------     --------
Allowance at end of period                                $  9,635     $  7,226
                                                          ========     ========
Allowance to total loans (end of period)                      1.16%        1.19%
Ratio of net charge-offs to average loans (annualized)        0.19%        0.16%

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

      At March 31, 2004, total deposits increased $9.3 million, or 0.8%, remaining relatively stable at $1.2 billion at December 31, 2003. We benefited from a change in the mix as we experienced a growth in core deposits (non time deposits) of $14.9 million, or 1.7%, while time deposits decreased $5.6 million, or 2.0%, respectively, at March 31, 2004 as compared to December 31, 2003. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total
deposits.   At  March  31,  2004,  such  deposits  amounted  to  $661.2 million representing 56.7% of total deposits compared to 56.3% of total deposits at December 31, 2003. The growth in core deposits was due to increases in interest bearing demand, money market savings and non-interest demand of $8.3 million, $4.8 million and $4.8 million, respectively, offset somewhat by a decrease in savings accounts of $3.0 million. Time deposits amounted to $276.4 million, or 23.7%, of total deposits at March 31, 2004, as compared to $282.0 million, or 24.4%, at December 31, 2003.

      For the three months ended March 31, 2004, the Company's overall yield on deposits declined by 72 basis points from 1.93% to 1.21%, as compared to the same period last year. The decrease was attributed predominately to changes in market interest rates and a change in the composition of deposit liabilities.

      The  following  table  reflects the  composition  of deposit  liabilities:
(dollars in thousands)

                           -----------   ---------
                            March 31,    March 31,
                               2004        2003
                           -----------   ---------
                                  (Unaudited)

Non-interest Demand        $  228,547    $118,218
Interest Bearing Demand       455,098     332,322
Savings                       117,121      83,873
Money Market Savings           88,997      65,617
Time Deposits <$100,000       260,446     221,492
Time Deposits >$100,000        15,917      19,393
                           ----------    --------
     Total                 $1,166,126    $840,915
                           ==========    ========

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

      The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during the first three months of 2004. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

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

      The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At March 31, 2004, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment. Based on that simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 5.6%. At March 31, 2004, the Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment: (unaudited)

Net Interest Income Sensitivity Simulation

                       Percentage Change in Estimated Net Interest
                           Income over a twelve month horizon
                       -------------------------------------------
                                       March 31,
                          2004                          2003
                       ------------                  -------------
+200 basis points             -5.6%                           -1.3%
+100 basis points             -1.7                             0.7
-100 basis points             -4.8                            -6.7

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

      The cumulative gap between the Company's interest-rate-sensitive assets and its interest-rate-sensitive liabilities repricing within a one-year period was a negative 11.06% at March 31, 2004. Since the cumulative gap was negative, the Company has a "negative gap" position, which theoretically will cause its assets to reprice more slowly than its deposit liabilities. In a declining interest rate environment, interest costs may be expected to fall faster than the interest received on earning assets, thus increasing the net interest spread. If interest rates increase, a negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities therefore decreasing the net interest spread.

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

      At March 31, 2004, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

      Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At March 31, 2004, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.

      The capital levels of the Company and the Bank at March 31, 2004, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

      The  Company's and the Bank's  capital  amounts and ratios are as follows:
(dollars in thousands)

                                                                                                  To Be "Well
                                                                                              Capitalized" Under
                                                                           For Capital         Prompt Corrective
                                                        Actual          Adequacy Purposes      Action Provisions
                                                 ------------------     ------------------    ------------------
                                                  Amount     Ratio       Amount     Ratio      Amount     Ratio
                                                 -------     -----      --------    ------    -------     -----
As of March 31, 2004: (unaudited)
   Total Capital (to Risk Weighted Assets):
       The Company                               $92,264     10.32%     $71,522     8.00%         N/A       N/A
       The Bank                                   91,411     10.20%      71,680     8.00%      89,600     10.00%
   Tier 1 Capital (to Risk Weighted Assets):
       The Company                                82,489      9.23%     $35,761     4.00%         N/A       N/A
       The Bank                                   81,636      9.11%      35,840     4.00%      53,760      6.00%
   Tier 1 Capital (to Average Assets):
       The Company                                82,489      6.21%     $39,825     3.00%         N/A       N/A
       The Bank                                   81,636      6.20%      39,526     3.00%      65,877      5.00%

As of December 31, 2003:
   Total Capital (to Risk Weighted Assets):
       The Company                               $91,694     10.46%     $70,146     8.00%         N/A       N/A
       The Bank                                   91,358     10.35%      70,637     8.00%     $88,296     10.00%
   Tier 1 Capital (to Risk Weighted Assets):
       The Company                                81,913      9.34%      35,073     4.00%         N/A       N/A
       The Bank                                   81,576      9.24%      35,319     4.00%      52,978      6.00%
   Tier 1 Capital (to Average Assets):
       The Company                                81,913      6.24%      39,367     3.00%         N/A       N/A
       The Bank                                   81,576      6.22%      39,318     3.00%      65,530      5.00%

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

      The Company's most liquid assets are cash and cash equivalents. At March 31, 2004, the total of such assets amounted to $56.2 million, or 4.1%, of total assets, compared to $31.4 million, or 2.3%, of total assets at December 31, 2003. The increase in cash and cash equivalents was due largely to the sales of securities, deposit growth and loan prepayments, which produced funds that were placed in federal funds sold or interest earning deposits pending investment in loans and securities.

      Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 2004 and December 31, 2003, total deposits amounted to $1.2 billion. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At March 31, 2004, advances from the FHLB and REPOS amounted to $40.0 million and $13.2 million, respectively, as compared to $56.5 million and $15.6 million, respectively, at December 31, 2003.

      Net loans and leases at March 31, 2004 amounted to $821.7 million, an increase of $34.7 million, from $786.9 million at December 31, 2003. Another significant liquidity source is the Company's securities portfolio. Total securities at March 31, 2004 amounted to $388.2 million, a decrease of $63.9 million, from $452.1 million at December 31, 2003. At March 31, 2004 securities AFS amounted to $370.2 million, or 95.4%, of total securities compared to $433.0 million, or 95.8%, of total securities at December 31, 2003.

      In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $96.3 million line of credit available through its membership in the FHLB.

      The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the Condensed Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's condensed consolidated balance sheet until the instrument is exercised. At March 31, 2004 outstanding commitments to fund loans totaled $260.3 million and outstanding standby letters of credit totaled $2.5 million.

      The Company historically paid quarterly cash dividends and anticipates continuing paying quarterly dividends in the future. The Company could, if necessary, modify the amount or frequency, of dividends as an additional source of liquidity. There are imposed dividend restrictions on the Bank, which are described in Note 18 "Restrictions of Subsidiary Bank Dividends" in the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit and to maintain proper levels of liquidity.

Item 4. Controls and Procedures

      In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended March 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial
Officer  have  concluded  that  our  disclosure   controls  and  procedures  are
effective.

      The Company maintains internal control over financial reporting. During the quarter ended March 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Reference is also made to Note 4 of the Company's Consolidated Financial Statements in this Form 10-Q.

Item 2. Change in Securities and Use of Proceeds

                                                  Total Number      Maximum
                                                   of Shares       Number of
                                                  Purchased as    Shares That
                                                  Part of the      May Yet Be
                    Total Number    Average        2001 Stock      Purchased
                      of Shares    Price Paid      Repurchase      Under the
    Period            Purchased     per Share         Plan            Plan
--------------------------------------------------------------------------------
2/1/04-2/29/04         84,786        $25.41         256,104         193,896
                       =========================================================

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

            11    Statement re computation of per share earnings

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            During the quarter ended March 31, 2004, the Company filed the following Current Report on Form 8-K:

            Form 8-K filed January 23, 2004, reporting earnings for the year ending December 31, 2003.

            Form 8-K filed March 31, 2004, reporting expected increase in net income for first quarter 2004 versus 2003 and expected decrease in diluted earnings per share for first quarter 2004 versus 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By:   /s/ Charles T. Field
      --------------------------------------
      Charles T. Field
      Senior Vice President and CFO
      (Duly Authorized Officer and Principal
      Financial and Accounting Officer)

Dated: May 10, 2004