Form 10-Q
period 2004-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2004-08-09
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

      The number of outstanding shares of the Registrant's common stock, no par value per share, as of July 31, 2004, was 12,744,282 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

INDEX

PART I       FINANCIAL INFORMATION
                                                                        Page No.
    Item 1   Financial Statements

                Consolidated Balance Sheets as of
                June 30, 2004 (unaudited) and December 31, 2003 ............   1

                Unaudited Consolidated Statements of Income for the three
                and six-month periods ended June 30, 2004 and 2003 .........   2

                Unaudited Consolidated Statements of Changes in
                Stockholders' Equity for the six months ended
                June 30, 2004 and 2003 .....................................   3

                Unaudited Consolidated Statements of Cash Flows for the
                six months ended June 30, 2004 and 2003 ....................   4

                Notes to Unaudited Consolidated Financial Statements .......   5

    Item 2      Management's Discussion and Analysis of Financial
                Condition and Results of Operations ........................  15

    Item 3 Quantitative and Qualitative Disclosures About Market Risk (Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of
                Financial Condition and Results of Operation in the section on Market Risk) ............................................  31

    Item 4      Controls and Procedures ....................................  36

PART II      OTHER INFORMATION

    Item 1      Legal Proceedings ..........................................  37

    Item 2      Changes in Securities and Use of Proceeds. .................  37

    Item 3      Defaults upon Senior Securities ............................  37

    Item 4      Submission of Matters to a Vote of Security Holders ........  37

    Item 5      Other Information ..........................................  37

    Item 6      Exhibits and Reports on Form 8-K ...........................  37

                Signatures .................................................  38

Item 1: Financial Statements

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                                 June 30,      December 31,
                                                                                   2004            2003
                                                                               -----------    -------------
                                                                                (unaudited)
Assets
Cash and due from banks                                                        $    32,343    $    31,423
Interest earning deposits                                                                6             12
                                                                               -----------    -----------
Total cash and cash equivalents                                                     32,349         31,435
                                                                               -----------    -----------
Securities held to maturity at amortized cost (estimated market value of $21,315 and $20,223 for June 30, 2004 and December 31, 2003,
      respectively)                                                                 20,569         19,107
                                                                               -----------    -----------
Securities available for sale at estimated market value (amortized cost of $360,751 and $428,597 for June 30, 2004 and December 31, 2003,
      respectively)                                                                359,363        432,953
                                                                               -----------    -----------
Loans and leases (net of unearned income and deferred fees of $5,116 and
     $6,057 for June 30, 2004 and December 31, 2003, respectively)                 883,266        796,581
     Less:  Allowance for loan and lease losses                                      9,788          9,641
                                                                               -----------    -----------
Net loans and leases                                                               873,478        786,940
                                                                               -----------    -----------
Bank owned life insurance                                                           22,340         21,853
Premises and equipment, net                                                         19,992         20,343
Foreclosed real estate and other repossesed assets                                     201            230
Goodwill                                                                            55,953         55,924
Intangible assets                                                                    3,913          4,165
Accrued interest receivable and other assets                                        15,532         12,922
                                                                               -----------    -----------
Total assets                                                                   $ 1,403,690    $ 1,385,872
                                                                               ===========    ===========
Liabilities
Deposits
    Non-interest bearing                                                       $   238,317    $   223,745
    Interest bearing                                                               948,521        933,053
                                                                               -----------    -----------
Total deposits                                                                   1,186,838      1,156,798
                                                                               -----------    -----------
Securities sold under agreements to repurchase                                      12,320         15,618
Short-term borrowings                                                               16,525         46,491
Long-term borrowings                                                                30,000         10,000
Accrued interest payable and other liabilities                                      14,790         13,772
                                                                               -----------    -----------
Total liabilities                                                                1,260,473      1,242,679
                                                                               -----------    -----------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 22,500,000 shares authorized;
    12,741,782 and 12,810,193 shares issued and outstanding at
    June 30, 2004 and December 31, 2003, respectively                                5,397          5,397
Capital surplus                                                                     73,324         73,231
Retained earnings                                                                   79,857         74,710
Accumulated other comprehensive income                                                (842)         2,434
                                                                               -----------    -----------
                                                                                   157,736        155,772
Less:  Treasury stock                                                               14,519         12,579
                                                                               -----------    -----------
Total stockholders' equity                                                         143,217        143,193
                                                                               -----------    -----------
Total liabilities and stockholders' equity                                     $ 1,403,690    $ 1,385,872
                                                                               ===========    ===========

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(dollars in thousands, except per share data) (unaudited)

                                                                Three Months Ended      Six Months Ended
                                                                     June 30,               June 30,
                                                               --------------------   --------------------
                                                                 2004       2003        2004        2003
                                                               --------   --------    --------    --------
Interest income
Interest and fees on loans                                     $13,125    $12,469      $25,832    $23,326
Interest on federal funds sold                                      31        121           37        184
Interest on interest bearing deposits                                -          9            -         21
Interest and dividends on securities
     Taxable interest income                                     2,561      2,329        5,211      4,612
     Interest income exempt from federal income taxes              279        221          548        400
     Dividends                                                       2         53           41        109
                                                               -------    -------      -------    -------
Total interest income                                           15,998     15,202       31,669     28,652
                                                               -------    -------      -------    -------
Interest expense
Interest on deposits                                             2,760      3,416        5,587      6,823
Interest on securities sold under agreements to repurchase          36         79           78        165
Interest on short-term borrowings                                   41          -          111          -
Interest on long-term borrowings                                   225        107          423        212
                                                               -------    -------      -------    -------
Total interest expense                                           3,062      3,602        6,199      7,200
                                                               -------    -------      -------    -------

Net interest income                                             12,936     11,600       25,470     21,452
Provision for loan and lease losses                                300        530          675        795
                                                               -------    -------      -------    -------
Net interest income after provision
 for loan losses                                                12,636     11,070       24,795     20,657
                                                               -------    -------      -------    -------
Non-interest income
Service fees on deposit accounts                                   935        908        1,777      1,561
Net gain on sale of securities                                     305         19          819         19
Net gain on sale of loans and leases                                57        147          133        345
Bank owned life insurance                                          226        784          487      1,062
Commissions on sale of annuities and mutual funds                  256        175          468        388
Other                                                              913        611        1,523      1,113
                                                               -------    -------      -------    -------
Total non-interest income                                        2,692      2,644        5,207      4,488
                                                               -------    -------      -------    -------
Non-interest expense
Salaries and benefits                                            4,664      4,193        9,512      7,821
Net occupancy                                                    1,287      1,095        2,652      2,023
Furniture and equipment                                            326        353          660        606
Advertising and promotion                                          470        423          863        737
Federal Deposit Insurance Corporation assessment                    45         37           91         71
Foreclosed real estate                                               5          -            5          -
Amortization of intangible assets                                  126         90          252        109
Other                                                            1,875      1,505        3,680      2,856
                                                               -------    -------      -------    -------
Total non-interest expense                                       8,798      7,696       17,715     14,223
                                                               -------    -------      -------    -------
Income before  income taxes                                      6,530      6,018       12,287     10,922
Income taxes                                                     2,175      1,831        3,946      3,379
                                                               -------    -------      -------    -------
Net income                                                     $ 4,355    $ 4,187      $ 8,341    $ 7,543
                                                               =======    =======      =======    =======
Basic earnings per common share                                $  0.34    $  0.35      $  0.65    $  0.70
                                                               =======    =======      =======    =======
Diluted earnings per common share                              $  0.34    $  0.35      $  0.64    $  0.69
                                                               =======    =======      =======    =======

--------------------------------------------------------------------------------
See notes to consolidated financial statements

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30,
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)

                                                                            Accumulated
                                                                               Other
                                                 Comprehensive  Retained   Comprehensive  Common   Capital    Treasury
                                                    Income      Earnings       Income     Stock    Surplus     Stock       Total
                                                 -------------  --------   -------------  ------   -------    --------   ---------
Balance at January 1, 2003                                       $63,314       $3,596     $5,397   $21,097   $ (12,724)  $ 80,680
Comprehensive income
    Net Income                                       $7,543        7,543                                                    7,543
    Other comprehensive income, net of taxes
       Unrealized gains on AFS debt securities          282
       Less: realized gains on disposition
       of securities                                   (206)
    Minimum pension liability adjustment                (19)
                                                     ------
    Other comprehensive income                           57                        57                                          57
                                                     ------
Comprehensive income                                 $7,600
                                                     ======

Dividends on common stock                                         (2,164)                                                  (2,164)
Issued 20,833 shares of common stock in
    connection with Executive Compensation Plan                                                        109         245        354
Exercised 7,141 option shares                                                                          (31)         77         46
Issued 2,949,719 shares of common stock in
    connection with the acquisition of Bridge
    View Bancorp                                                                                    52,180                 52,180
Reacquired 35,959 shares in lieu of
    non-performing asset                                                                                          (693)      (693)
                                                                 -------       ------     ------   -------   ---------   --------
Balance at June 30, 2003                                          68,693        3,653      5,397    73,355     (13,095)   138,003

Comprehensive income
    Net Income                                       $8,823        8,823                                                    8,823
    Other comprehensive income, net of taxes
       Unrealized  gains on AFS debt securities        (756)
       Less: realized gains on disposition of
          securities                                   (614)
       Unrealized  gains on equity securities           137
    Minimum pension liability adjustment                 14
                                                     ------
    Other comprehensive income                       (1,219)                   (1,219)                                     (1,219)
                                                     ------
Comprehensive income                                 $7,604
                                                     ======
Dividends on common stock                                         (2,806)                                                  (2,806)
Exercised 52,554 option shares                                                                        (124)        516        392
                                                                 -------       ------     ------   -------   ---------   --------
Balance at December 31, 2003                                      74,710        2,434      5,397    73,231     (12,579)   143,193

Comprehensive income
    Net Income                                       $8,341        8,341                                                    8,341
    Other comprehensive income, net of taxes
       Unrealized gains on AFS debt securities       (2,624)
       Less: realized gains on disposition of
          securities                                   (652)
                                                     ------
    Other comprehensive income                       (3,276)                   (3,276)                                     (3,276)
                                                     ------
Comprehensive income                                 $5,065
                                                     ======

Dividends on common stock                                         (3,194)                                                  (3,194)
Issued 7,793 shares of common stock in
    connection with Executive Compensation Plan                                                        103         102        205
Exercised 9,332 option shares                                                                          (10)        112        102
Purchased 84,786 shares of common stock                                                                         (2,154)    (2,154)
                                                                 -------       ------     ------   -------   ---------   --------
Balance at June 30, 2004                                         $79,857       $ (842)    $5,397   $73,324   $ (14,519)  $143,217
                                                                 =======       ======     ======   =======   =========   ========

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
--------------------------------------------------------------------------------
(in thousands)
(unaudited)

                                                                                     2004            2003
                                                                                   --------        --------
Cash flows from operating activities
Net income                                                                         $ 8,341         $  7,543
Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                     976              801
     Amortization of securities premiums                                             2,973            1,649
     Accretion of securities discounts                                                (122)            (166)
     Amortization of loan premiums                                                      23                -
     Amortization of premiums in connection with acquisition                           656              250
     Provision for loan and lease losses                                               675              795
     Increase in cash surrender value of Bank Owned Life Insurance                    (487)            (268)
     Origination of loans held for sale                                             (1,437)          (7,549)
     Sale of loans held for sale                                                     1,532            7,775
     Net gain on sale of securities available for sale                                (819)            (475)
     Net gain on sale of loans and leases                                             (130)            (345)
     Net gain on sale of fixed assets                                                    -               10
     Net gain on the sale of repossessed assets                                        (14)              (7)
     Other than temporary impairment of securities                                       -              415
Decrease (increase) in operating assets
     Accrued interest receivable                                                       864             (554)
     Other                                                                          (1,115)          (5,309)
(Decrease) increase in operating liabilities
     Accrued interest payable                                                          (74)            (319)
     Other                                                                           1,092            1,962
                                                                                   -------         --------
Cash provided by operating activities                                               12,934            6,208
                                                                                   -------         --------
Cash flows from investing activities
(Payments for) proceeds from
     Purchase of loans                                                             (36,449)             (53)
     Net repayments (originations) of loans                                        (51,898)          (6,343)
     Sale of loans                                                                     744            1,520
     Purchase of securities available for sale                                     (38,840)        (134,890)
     Maturities of securities available for sale                                    46,525           64,603
     Sale of securities available for sale                                          58,235           13,029
     Purchase of securities held to maturity                                        (6,820)               -
     Maturities of securities held to maturity                                       5,205            3,342
     Purchase of fixed assets                                                         (546)            (560)
     Sale of reposessed assets                                                          77              100
     Net cash proceeds from acquisition of Bridge View Bancorp                           -           20,191
                                                                                   -------         --------
Cash used in investing activities                                                  (23,767)         (39,061)
                                                                                   -------         --------
Cash flows from financing activities
Proceeds from (payments for)
     Deposits in excess of withdrawals                                              30,052           62,272
     Decrease in short term debt                                                   (33,264)          (5,969)
     Increase in long term debt                                                     20,000                -
     Minimum pension liability, net of taxes                                             -              (19)
     Dividends                                                                      (3,194)          (2,164)
     Treasury stock                                                                 (2,154)               -
     Common stock issued                                                               205              354
     Exercise of option shares                                                         102               46
                                                                                   -------         --------
Cash provided by financing activities                                               11,747           54,520
                                                                                   -------         --------
Increase in cash and cash equivalents                                                  914           21,667
Cash and cash equivalents, beginning of year                                        31,435           33,916
                                                                                   -------         --------
Cash and cash equivalents, end of period                                           $32,349         $ 55,583
                                                                                   =======         ========
Supplemental disclosure of cash flow information:
Cash paid for:
     Interest                                                                      $ 6,275         $  7,101
     Income taxes                                                                    4,100            4,365

Supplemental disclosure of non-cash investing activities:
     Loans transferred to foreclosed real estate and other
       repossessed assets                                                               34               89
     Stock issued related to Bridge View acquisition                                     -           52,180

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2004
                                   (Unaudited)

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

      The consolidated financial data for the three and six month periods ended June 30, 2004 and 2003, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates pertain to the allowance for loan and lease losses, the fair value of financial instruments, goodwill, intangibles, taxes and retirement benefits.

Stock Based Compensation: The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and diluted earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, " Accounting for Stock-

Based Compensation," to stock-based compensation for the three and six months ended June 30, 2004 and 2003: (in thousands, except share data) (unaudited)


                                              --------------------------    ------------------------
                                              For the three months ended    For the six months ended
                                                       June 30,                      June 30,
                                                   2004      2003                 2004     2003
                                                  ------    ------               ------   ------
Net Income
      As reported                                 $4,355    $4,187               $8,341   $7,543
      Less: Total stock-based
      compensation expense determined
      under the fair value method for all
      rewards, net of related tax effects            147        90                  273      173
                                                  ------    ------               ------   ------
      Pro-forma                                   $4,208    $4,097               $8,068   $7,370
                                                  ======    ======               ======   ======

Earnings per share:
Basic:
      As reported                                   0.34      0.35                 0.65     0.70
      Pro forma                                     0.33      0.35                 0.63     0.68
Diluted:
      As reported                                   0.34      0.35                 0.64     0.69
      Pro forma                                     0.32      0.34                 0.62     0.67

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants issued during the three months ended June 30, 2004 and March 31, 2004, respectively: dividend yield of 2.09% and 2.22%; expected volatility of 24.00% and 24.92%; risk-free interest rate of 3.83% and 3.34%; and expected lives of 7 years. Prior period assumptions are described in Note 13 "Stock Option and Incentive Plan in the Notes to Consolidated Financial Statements" in the Company's 2003 Annual Report on Form 10-K. The effects of applying these assumptions in determining the pro-forma net income may not be representative of the effects on pro-forma net income for future years.

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

      The following pro forma condensed consolidated statements of income for the three and six months ended June 30, 2003 give effect to the merger as if the merger had been consummated on January 1, 2003.

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

           Interchange Financial Services Corporation and Subsidiaries
                   PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                      ---------------------  -------------------
                                         2004       2003       2004       2003
                                                 Pro Forma             Pro Forma

Interest income                       $ 15,998    $ 16,243   $ 31,669   $ 32,912
Interest expense                         3,062       3,726      6,199      7,743
                                      --------    --------   --------   --------
      Net interest income               12,936      12,517     25,470     25,169
                                      --------    --------   --------   --------
Provision for loan and lease losses        300         530        675        810
                                      --------    --------   --------   --------
Net interest income after provision
for loan and lease losses               12,636      11,987     24,795     24,359

Non-interest income                      2,692       2,877      5,207      5,272

Non-interest expense
   Salaries and benefits                 4,664       4,619      9,512      9,315
   Occupancy and FF&E                    1,613       1,618      3,312      3,246
   Other expenses                        2,521       2,353      4,891      4,773
                                      --------    --------   --------   --------
                                         8,798       8,590     17,715     17,334

     Net income before taxes             6,530       6,274     12,287     12,297

Income Taxes                             2,175       1,936      3,946      3,931
                                      --------    --------   --------   --------
     Net income                       $  4,355    $  4,338   $  8,341   $  8,366
                                      ========    ========   ========   ========

Earnings per common share:
     Basic                            $   0.34    $   0.34   $   0.65   $   0.66
                                      ========    ========   ========   ========
     Diluted                          $   0.34    $   0.33   $   0.64   $   0.65
                                      ========    ========   ========   ========

See Accompanying Notes to the Unaudited Pro Forma Condensed Combined Financial Statements.

3.    Earnings Per Common Share

      Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

4.    Commitments and Contingent Liabilities

Legal Proceedings

      The Company is a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Commitments to Extend Credit

      At June 30, 2004, the Company had commitments of approximately $277.4 million to extend credit, of which approximately $1.9 million represents standby letters of credit.

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

      At June 30, 2004 and December 31, 2003, gross intangible assets amounted to $4.6 million at the end of each period while accumulated amortization amounted to $556 thousand and $430 thousand, respectively. Amortization of intangible assets as a result of acquisitions, which is included in non-interest expense, amounted to $126 thousand, and $90 thousand for the three months ended June 30, 2004 and 2003, respectively. During the second quarter of 2003, the Company recorded a core deposit intangible of $4.3 million in connection with the Bridge View merger. The core deposit intangible has an estimated life of 10 years and the Company amortized $107 thousand for the three months ended June 30, 2004. The core deposit intangible will be periodically reviewed for impairment. In addition, the Company recorded goodwill of $54.4 million in connection with the Bridge View merger. The goodwill will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

      At June 30, 2004 the scheduled amortization of the core deposit intangible is as follows (in thousands):

2005                                     $   430
2006                                         430
2007                                         430
2008                                         430
2009 and thereafter                        1,859
                                         -------
                                         $ 3,579
                                         =======

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

      In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue 03-1 is effective for all annual or interim financial statements for periods beginning after June 15, 2004. EITF Issue 03-1 addresses the identification of other than temporarily impaired investments, and requires that an impairment charge be recognized for other than temporarily impaired investments for which there is neither the ability nor intent to hold either until maturity or until the market value of the investment recovers. Management is evaluating what effect, if any, EITF Issue No. 03-1 will have on the Company's consolidated financial statements.

8.    Cash Dividend

      The Company paid a cash dividend of $0.125 per share on May 21, 2004 to holders of record as of May 3, 2004.

9.    Securities Held-to-Maturity and Securities Available-for-Sale

      Securities held-to-maturity ("HTM") and securities available-for-sale ("AFS") consist of the following: (in thousands)


                                                        -------------------------------------------------
                                                                          June 30, 2004
                                                        -------------------------------------------------
                                                                           (unaudited)
                                                                       Gross         Gross      Estimated
                                                        Amortized    Unrealized    Unrealized     Fair
                                                           Cost         Gains        Losses       Value
                                                        ----------   ----------    ----------   ---------
Securities HTM
   Mortgage-backed securities                            $   7,643     $   234       $     -    $   7,877
   Obligations of U.S. agencies                              3,000           -             -        3,000
   Obligations of states & political subdivisions            9,926         512             -       10,438
                                                         ---------     -------       -------    ---------
                                                         $  20,569     $   746       $     -    $  21,315
                                                         ---------     -------       -------    ---------
Securities AFS
   Mortgage-backed securities                            $ 104,222     $ 1,070       $   576    $ 104,716
   Obligations of U.S. agencies                            221,304         777         2,964      219,117
   Obligations of states & political subdivisions           30,638         581           372       30,847
   Equity securities                                         4,587          96             -        4,683
                                                         ---------     -------       -------    ---------
                                                           360,751       2,524         3,912      359,363
                                                         ---------     -------       -------    ---------
     Total securities                                    $ 381,320     $ 3,270       $ 3,912    $ 380,678
                                                         =========     =======       =======    =========

                                                        -------------------------------------------------
                                                                        December 31, 2003
                                                        -------------------------------------------------
                                                                       Gross         Gross      Estimated
                                                        Amortized    Unrealized    Unrealized     Fair
                                                           Cost        Gains         Losses       Value
                                                        ----------   ----------    ----------   ---------
Securities HTM
   Mortgage-backed securities                            $   9,850     $   330       $     1    $  10,179
   Obligations of states & political subdivisions            9,257         787             -       10,044
                                                         ---------     -------       -------    ---------
                                                         $  19,107     $ 1,117       $     1    $  20,223
                                                         ---------     -------       -------    ---------
Securities AFS
   Obligations of U.S. Treasury                          $   6,032     $     5       $     2    $   6,035
   Mortgage-backed securities                              112,981       1,363           157      114,187
   Obligations of U.S. agencies                            271,339       2,583           762      273,160
   Obligations of states & political subdivisions           33,849       1,257            68       35,038
   Equity securities                                         4,396         137             -        4,533
                                                         ---------     -------       -------    ---------
                                                           428,597       5,345           989      432,953
                                                         ---------     -------       -------    ---------
     Total securities                                    $ 447,704     $ 6,462       $   990    $ 453,176
                                                         =========     =======       =======    =========


      At June 30, 2004, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands) (unaudited)

                                        Securities              Securities
                                           HTM                     AFS
                                  ----------------------   --------------------
                                               Estimated              Estimated
                                  Amortized       Fair     Amortized     Fair
                                    Cost         Value        Cost      Value
                                  ----------------------   --------------------
Within 1 year                     $ 4,307       $ 4,339    $ 29,825   $ 29,621
After 1 but within 5 years          9,679        10,005     290,761    289,510
After 5 but within 10 years         5,505         5,831      22,208     22,320
After 10 years                      1,078         1,140      13,370     13,230
Equity securities                       -             -       4,587      4,682
                                  ---------------------    -------------------
                            Total $20,569       $21,315    $360,751   $359,363
                                  =====================    ===================

      Proceeds from the sale of securities AFS amounted to $58.2 million and $13.0 million for the six months ended June 30, 2004 and 2003, which resulted in gross realized gains of $913 thousand and $478 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $94 thousand and $44 thousand for the six months ended June 30, 2004 and 2003, respectively. These amounts are included in net gain on sale of securities in the Consolidated Statements of Income.

      During the first half of 2003, the Company realized gross losses resulting from an acceleration of premium amortization on certain collateralized mortgage obligations of $415 thousand. The acceleration of premium amortization was largely driven by the historically high mortgage prepayment speeds due to the low interest rate environment.

      The investment portfolio is evaluated at least quarterly to determine if there are any securities with losses that are other than temporary. One criteria in assessing for an other than temporary impairment charge is if a security has an unrealized loss that exceeds one year. At June 30, 2004, the Company had $12.9 million of securities with unrealized losses of $269 thousand that were in excess of one year. It is expected that the Company will recover all amounts due under the contractual obligations of those securities and as such, no other than temporary impairment charge was necessary. The Company did not have any unrealized losses in its' HTM portfolio. The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at June 30, 2004: (in thousands) (unaudited)

                                                     12 months or less       12 months or longer            Totals
                                                  ----------------------    ---------------------     -------------------
                                                    Fair      Unrealized     Fair      Unrealized      Fair    Unrealized
                                                    Value       Losses      Value        Losses       Value      Losses
                                                  ----------------------    ---------------------     -------------------
Securities AFS
Mortgage-backed securities                        $ 52,761      $  544      $ 3,216       $ 32       $ 55,977    $  576
Obligations of U.S. agencies                       187,518       2,755        9,292        209        196,810     2,964
Obligations of states & political subdivisions      10,504         344          441         28         10,945       372
                                                  --------------------      ------------------       ------------------
                                                  $250,783      $3,643      $12,949       $269       $263,732    $3,912
                                                  ====================      ==================       ==================

      Securities with carrying amounts of $46.6 million and $46.1 million at June 30, 2004 and December 31, 2003, respectively, were pledged for public deposits, Federal Home Loan Bank advances, securities sold under repurchase agreements and other purposes required by law.

10.   Loans

      The composition of the loan portfolio is summarized as follows: (in thousands)

                                                      June 30,     December 31,
                                                        2004           2003
                                                     -----------   ------------
                                                     (unaudited)
Amount of loans by type
    Real estate-mortgage
       1-4 family residential
          First liens                                 $141,948       $100,286
          Junior liens                                   3,191          4,138
          Home equity                                  146,313        136,477
       Commercial                                      353,878        330,040
       Construction                                     29,557         31,077
                                                      --------       --------
                                                       674,887        602,018
                                                      --------       --------
    Commercial loans
       Commercial and financial                        174,498        149,462
       Lease financing                                  24,315         28,440
                                                      --------       --------
                                                       198,813        177,902
                                                      --------       --------
    Consumer loans
       Lease financing                                   4,624         12,416
       Installment                                       4,942          4,245
                                                      --------       --------
                                                         9,566         16,661
                                                      --------       --------
                      Total                           $883,266       $796,581
                                                      ========       ========

Nonperforming Assets

      Nonperforming loans include loans that are accounted for on a nonaccrual basis and troubled debt restructurings. Nonperforming loans are as follows: (in thousands)


                                                      June 30,     December 31,
                                                        2004           2003
                                                     --------------------------
                                                     (unaudited)
Nonaccrual loans
     Residential real estate                           $1,469            $1,364
     Commercial real estate                               747             1,603
     Commercial and financial                           2,176             2,858
     Commercial lease financing                         1,760             2,365
     Consumer                                             421               380
                                                       ------------------------
                                                       $6,573            $8,570
                                                       ========================

11.   Allowance for Loan and Lease Losses

      The Company's recorded investment in impaired loans is as follows: (in thousands)


                                   ----------------------  ---------------------
                                          June 30,               December 31,
                                            2004                    2003
                                   ----------------------  ---------------------
                                       (unaudited)
                                   Investment    Related   Investment   Related
                                       in       Allowance      in      Allowance
                                    Impaired     for Loan   Impaired   for Loan
                                     Loans        Losses     Loans      Losses
                                   ----------   ---------  ---------   ---------
Impaired loans
   With a related allowance for
      loan losses
      Commercial and financial       $1,963        $381       $2,864     $463
      Commercial real estate            747          19        1,603       40
      Residential mortgages             821         123          816      122
      Consumer                          201           5            -        -
   Without a related allowance for
      loan losses                         -           -            -        -
                                     ------        ----       ------     ----
                                     $3,732        $528       $5,283     $625
                                     ======        ====       ======     ====

--------------------------------------------------------------------------------
The impairment of the above loans was estimated based on the fair value of collateral.

Changes in the  allowance  for loan and lease losses are  summarized as follows:
(in thousands)

                                         ------------------   ----------------
                                         Three months ended   Six months ended
                                                June 30,          June 30,
                                         ------------------   ----------------
                                           2004       2003     2004      2003
                                          ------     ------   ------    ------
                                             (unaudited)        (unaudited)
Balance at beginning of period            $9,635     $7,226   $9,641    $7,207
Additions (deductions)
     Provision for loan and lease
       losses                                300        530      675       795
     Recoveries on loans previously
       charged off                            24          4       60         5
     Loans charged off                      (171)      (152)    (588)     (399)
     Additions due to merger                   -      1,929        -     1,929
                                          ------     ------   ------    ------
Balance at end of year                    $9,788     $9,537   $9,788    $9,537
                                          ======     ======   ======    ======

12.  Other Non-interest Expense

    Expenses included in other non-interest expense that exceed one percent of the aggregate of total interest income and non-interest income for the periods noted, are as follows: (in thousands) (unaudited)

                                       ----------------   ---------------
                                         Three months       Six months
                                        ended June 30,    ended June 30,
                                       ----------------   ---------------
                                        2004      2003     2004     2003
                                       ------    ------   ------   ------
 Professional fees                     $  361    $  329   $  677   $  533
 Data processing                          283       308      564      523
 Directors's fees, retirement
   and travel                             194       181      410      309
 Legal fees                               240        98      450      178
 All other                                797       589    1,579    1,313
                                       ------    ------   ------   ------
                                       $1,875    $1,505   $3,680   $2,856
                                       ======    ======   ======   ======

13. Long-term Borrowings

Long-term borrowings consist of the following FHLB advances: (in thousands) (unaudited)


   Maturity                            June 30,    December 31,
     Date                      Rate      2004          2003
----------------               ----    --------    ------------
                                      (unaudited)
January 2006                   2.09%    $10,000             -

January 2007 (a)               4.22      10,000       $10,000

January 2007                   2.69      10,000             -
                               ----     -------       -------
                               3.00%    $30,000       $10,000
                               ====     =======       =======

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



                                        ------------------   -----------------
                                        Three Months Ended   Six Months Ended
                                             June 30,             June 30,
                                        ------------------   -----------------
                                          2004      2003      2004       2003
                                        -------   --------   ------     ------
Service cost                             $166      $151       $333       $302
Interest cost                              95        79        190        158
Expected return on plan assets            (39)      (31)       (79)       (62)
Amortization of prior service cost          1         1          2          2
                                         ----      ----       ----       ----
Net periodic benefit cost                $223      $200       $446       $400
                                         ====      ====       ====       ====

      For the year ended December 31, 2004, the Bank anticipates contributing approximately $775 thousand to the Pension Plan.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 2004 and 2003, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's 2003 Annual Report on Form 10-K.

      On April 30, 2003, the Company completed its acquisition of Bridge View Bancorp ("Bridge View"). Accordingly the results of operations for the three and six month periods ending June 30, 2004 include the results of Bridge View.

Forward Looking Information

      In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company which are not historical facts may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan and lease portfolio, the quality of the loan and lease portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; (vi) expected revenue synergies from the Company's acquisition of Bridge View may not be fully realized or realized within the expected time frame; (vii) revenues following the Company's acquisition of Bridge View may be lower than expected; (viii) deposit attrition, operating costs, customer loss and business disruption following the Company's acquisition of Bridge View, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected and (ix) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

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

Critical Accounting Policies and Judgments

      The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 "Accounting Policies in the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations: Critical Accounting Policies and Judgments" in our 2003 Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

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

      The Company considers the ALLL of $9.8 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's periodic evaluations of the loan portfolio and other relevant factors. The evaluations are inherently subjective as it requires material estimates including such factors as potential loss factors, changes in trend of non-performing loans, current state of local and national economy, value of collateral changes in the composition and volume of the loan portfolio, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends.

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

                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                              RESULTS OF OPERATIONS

Summary

      Net income for the three months ended June 30, 2004 was approximately $4.4 million, an increase of $168 thousand, or 4.0%, over the same period last year. The increase in earnings resulted from an increase in our interest earning assets during the quarter of approximately $179.4 million, which was partly offset by an 18 basis point decline in our net interest margin. The increase in interest earning assets was partly attributed to the acquisition of Bridge View during the second quarter of 2003. For the second quarter of 2004, the Company reported earnings per diluted common share of $0.34, as compared to $0.35 for the same period in 2003. The decline in diluted earnings per share was a result of a compression in the net interest margin as compared to the second quarter in 2003 and an increase in average diluted shares outstanding as a result of the Bridge View transaction.

      For the three months ended June 30, 2004 and 2003, the Company's Return on Average Assets ("ROA") was 1.25% and 1.40%, respectively. The change in ROA for the quarter was a result of a decline in net interest margin. Return on Average Equity ("ROE") was 12.08% a decline from 14.03% when compared to the same period last year. ROE declined principally due to an increase in equity as a result of the acquisition of Bridge View and, to a lesser extent, compression in net interest margin.

Net Interest Income

      Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest income exempt from federal taxation has been restated to a fully tax-equivalent basis using the corporate federal tax rate of 34% for the quarter ended June 30, 2004 and 2003. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

      Net interest income on a tax-equivalent basis increased $1.4 million, or 11.8%, to $13.1 million for the quarter ended June 30, 2004 as compared to the same quarter in 2003. The tax equivalent basis adjustments for the quarters ended June 30, 2004 and 2003 were $162 thousand and $112 thousand, respectively. The increase in net interest income was due mostly to a 16.8% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 14.1% on average for the second quarter of 2004 as compared to the same quarter in 2003. The growth in interest earning assets and deposits were attributed to the Company's internal growth and to a lesser extent, the Bridge View acquisition. The margin for the second quarter of 2004 was 4.20%, a decline of

18 basis points as compared to the same quarter in 2003 due to earning asset yields declining faster than the Company's cost of funds. The decline in asset yields was mainly attributable to maturities and prepayments in the loan and securities portfolio, while the Company's deposit pricing reached historical lows and appears to have become inelastic. During the quarter, the Company did experience expansion in its net interest margin as a shift in asset mix benefited the overall net interest margin.

      Interest income, on a tax-equivalent basis, totaled $16.2 million for the second quarter of 2004, an increase of $846 thousand, or 5.5%, as compared to the same quarter in 2003. The increase was mostly attributed to a $179.4 million, or 16.8%, growth in interest earning assets. The growth in interest earning assets was the result of increases in average loans and average investments of $113.2 million and $98.4 million, respectively. The increase in interest income was partly offset by a 55 basis point decline in interest earning asset yields for the second quarter of 2004 as compared to the same quarter in 2003.

      Interest expense, which totaled $3.1 million for the second quarter of 2004, decreased $540 thousand, or 15.0%, as compared to the same period in 2003. The decrease in interest expense was a byproduct of the decline in market interest rates, particularly short-term rates, during 2003. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 42 basis points to 1.22% for the quarter ended June 30, 2004 as compared to the same period in 2003. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the positive growth of deposits. Interest bearing deposits grew on average $91.6 million, or 10.7%, for the second quarter of 2004 as compared to the same period in 2003.

------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
------------------------------------------------------------------------------------------------------------------------
for the quarter ended June 30,
(dollars in thousands)                                                  2004                            2003
(unaudited)                                              -------------------------------  ------------------------------
                                                           Average               Average    Average              Average
                                                           Balance    Interest    Rate      Balance    Interest   Rate
                                                         -----------  --------   -------  -----------  --------  -------
                           Assets
Interest earning assets:
Loans (1)                                                $  845,747    $13,160    6.22%   $  732,516   $12,499    6.83%
Taxable securities (4)                                      363,281      2,563    2.82       265,753     2,381    3.58
Tax-exempt securities (2) (4)                                26,930        406    6.03        26,095       304    4.66
Interest earning deposits                                         6          -       -         3,846         9    0.94
Federal funds sold                                           12,848         31    0.97        41,180       121    1.18
                                                         ----------    -------    ----    ----------   -------    ----
     Total interest-earning assets                        1,248,812     16,160    5.18     1,069,390    15,314    5.73
                                                                       -------                         -------
Non-interest earning assets:
Cash and due from banks                                      36,326                           37,642
Allowance for loan and lease losses                          (9,818)                          (8,606)
Other assets                                                118,411                           97,087
                                                         ----------                       ----------
     Total assets                                        $1,393,731                       $1,195,513
                                                         ==========                       ==========
            Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                                $  946,834      2,760    1.17    $  855,189     3,416    1.60
Borrowings                                                   54,862        302    2.20        25,035       186    2.96
                                                         ----------    -------    ----    ----------   -------    ----
     Total interest-bearing liabilities                   1,001,696      3,062    1.22       880,224     3,602    1.64
                                                                       -------                         -------
Non-interest bearing liabilities
Demand deposits                                             232,734                          178,434
Other liabilities                                            15,129                           17,463
                                                         ----------                       ----------
     Total liabilities (3)                                1,249,559                        1,076,121
Stockholders' equity                                        144,172                          119,392
                                                         ----------                       ----------
     Total liabilities and stockholders' equity          $1,393,731                       $1,195,513
                                                         ==========                       ==========
Net interest income (tax-equivalent basis)                              13,098    3.96                  11,712    4.09
Tax-equivalent basis adjustment                                           (162)                           (112)
                                                                       -------                         -------
     Net interest income                                               $12,936                         $11,600
                                                                       =======                         =======
Net interest income as a percent of interest-earning
   assets (tax-equivalent basis)                                                  4.20%                           4.38%

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

Provision for Loan and Lease Losses

      The provision for loan and lease losses represents management's calculation of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments:
Allowance for Loan and Lease Losses" above. In the second quarter of 2004 and 2003, the Company's provision for loan and lease losses was $300 thousand and $530 thousand, respectively.

Non-interest Income

      For the quarter ended June 30, 2004, non-interest income totaled $2.7 million, an increase of $48 thousand, or 1.8%, as compared to the same period in 2003. The increase was largely due to growth in "other" non-interest income, net gains on the sale of securities and commissions on sale of annuities and mutual funds of $302 thousand, $286 thousand and $81 thousand, respectively. The growth in "other" non-interest income was largely attributed to an increase in commercial loan prepayment penalties of $171 thousand. The Company experienced strong loan growth during 2004 that was funded by deposit growth and security sales, which contributed to the improvement in non-interest income. The improvement in non-interest income was partly offset by a decrease in Bank Owned Life Insurance

("BOLI") income and a decline in net gain on sale of loans and leases of $558 thousand and $90 thousand, respectively. The decline in BOLI income was attributed to a claim on insurance policies in 2003 of $499 thousand, while the decrease in net gain on sale of loans and leases was due to lower demand for thirty-year residential mortgage loans.

Non-interest Expense

      For the quarter ended June 30, 2004, non-interest expense was $8.8 million, an increase of $1.1 million, or 14.3%, when compared to the same period one year ago. The increase was due largely to the additional operating costs resulting from the merger with Bridge View. Also contributing to the increase were higher salary and benefits, legal and advertising expenses.

Income Taxes

      Income tax expense as a percentage of pre-tax income was 33.3% for the three months ended June 30, 2004 as compared to 30.4% for the same period of 2003. The increase in percentage of income tax expense was in part due to the effect of a decline in non-taxable BOLI income.

                SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                              RESULTS OF OPERATIONS

Summary

      Net income for the six months ended June 30, 2004 was approximately $8.3 million, an increase of $798 thousand, or 10.6%, over the same period last year. The increase in earnings resulted from an increase in interest earning assets from organic growth and the acquisition of Bridge View during the second quarter of 2003. The improvement in earnings was partly offset by a 29 basis point decline in the net interest margin. For the first six months of 2004, the Company reported earnings per diluted common share of $0.64, as compared to $0.69 for the same period in 2003. The decline in diluted earnings per share was a result of a compression in the net interest margin as compared to the same period in 2003 and an increase in average diluted shares outstanding as a result of the Bridge View transaction.

      For the six months ended June 30, 2004 and 2003, the Company's Return on Average Assets ("ROA") was 1.20% and 1.41%, respectively. The change in ROA for the period was a result of a decline in net interest margin. Return on Average Equity ("ROE") was 11.61% a decline from 14.97% when compared to the same period last year. ROE declined principally due to an increase in equity as a result of the acquisition of Bridge View and, to a lesser extent, compression in net interest margin.

Net Interest Income

      Net interest income on a tax-equivalent basis increased $4.1 million, or 19%, to $25.8 million for the six months ended June 30, 2004 as compared to the same quarter in 2003. The tax equivalent basis adjustments for the six months ended June 30, 2004 and 2003 were $322 thousand and $220 thousand, respectively. The increase in net interest income was due mostly to a 27.2% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 25.7% on average for the six months of 2004 as compared to the same period in 2003. The increase in interest earning assets and deposits were attributed to the Company's internal growth and the Bridge View acquisition. The aforementioned improvement in net interest income was partly offset by a 29 basis point decline in the net interest margin for the six months ended June 30, 2004 as compared to the same period in 2003. The decrease in the net interest margin was due to earning asset yields declining faster than the Company's cost of funds. The decline in asset yields was mainly attributable to maturities and prepayments in the loan and securities portfolio, while the Company's deposit pricing reached historical lows and appears to have become inelastic.

      Interest income, on a tax-equivalent basis, totaled $32.0 million for the six months ended June 30, 2004, an increase of $3.1 million, or 10.8%, as compared to the same period in 2003. The increase was mostly attributed to a $265.6 million, or 27.2%, growth in interest earning assets. The growth in interest earning assets was the result of increases in average loans and average investments of $152.3 million and $141.1 million, respectively. The increase in interest income was partly offset by a 76 basis point decline in interest earning asset yields for the six months ended June 30, 2004 as compared to the same period in 2003.

      Interest expense, which totaled $6.2 million for the six months ended June 30, 2004, decreased $1 million, or 13.9%, as compared to the same period in 2003. The decrease in interest expense was a byproduct of the decline in market interest rates, particularly short-term rates, during 2003. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition below, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 55 basis points to 1.24% for the six months ended June 30, 2004 as compared to the same period in 2003. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the positive growth of deposits. Interest bearing deposits grew on average 159.2 million, or 20.4%, for the second quarter of 2004 as compared to the same period in 2003.


----------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
----------------------------------------------------------------------------------------------------------------------------
for the six months ended June 30,
(dollars in thousands)                                                    2004                             2003
(unaudited)                                                 ----------------------------------------------------------------
                                                              Average             Average      Average               Average
                                                              Balance   Interest    Rate       Balance    Interest     Rate
                                                            ----------  --------  -------      -------    --------   -------
                           Assets
Interest earning assets
Loans (1)                                                   $  826,067  $25,908      6.27%     $673,735    $23,395     6.94%
Taxable securities (4)                                         383,388    5,252      2.74       240,454      4,721     3.93
Tax-exempt securities (2) (4)                                   24,964      794      6.36        26,770        551     4.12
Interest earning deposits                                            9        -         -         4,088         21     1.03
Federal funds sold                                               7,677       37      0.96        31,436        184     1.17
                                                            ----------  -------               ---------    -------
     Total interest-earning assets                           1,242,105   31,991      5.15       976,483     28,872     5.91
                                                                        -------                            -------

Non-interest earning assets
Cash and due from banks                                         35,937                           29,947
Allowance for loan and lease losses                             (9,727)                          (7,910)
Other assets                                                   118,672                           72,658
                                                            ----------                        ---------
     Total assets                                           $1,386,987                        1,071,178
                                                            ==========                        =========

              Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                                     $940,178    5,588      1.19    $  780,986      6,823     1.75
Borrowings                                                      60,112      611      2.03        25,629        377     2.94
                                                            ----------  -------               ---------    -------
     Total interest-bearing liabilities                      1,000,290    6,199      1.24    $  806,615      7,200     1.79
                                                                        -------                            -------

Non-interest bearing liabilities
Demand deposits                                                228,417                          148,771
Other liabilities                                               14,575                           15,006
                                                            ----------                        ---------
     Total liabilities (3)                                   1,243,282                          970,392
Stockholders' equity                                           143,705                          100,786
                                                            ----------                        ---------
     Total liabilities and stockholders' equity             $1,386,987                        1,071,178
                                                            ==========                        =========

Net interest income (tax-equivalent basis)                               25,792      3.91                   21,672     4.12
Tax-equivalent basis adjustment                                            (322)                              (220)
                                                                        -------                            -------
     Net interest income                                                $25,470                             21,452
                                                                        =======                            =======

Net interest income as a percent of interest-earning
   assets (tax-equivalent basis)                                                     4.15%                             4.44%

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

Provision for Loan and Lease Losses

      The provision for loan and lease losses represents management's calculation of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments:
Allowance for Loan and Lease Losses" above. In the first six months of 2004 and 2003, the Company's provision for loan and lease losses was $675 thousand and $795 thousand, respectively.

Non-interest Income

      For the six months ended June 30, 2004, non-interest income totaled $5.2 million, an increase of $719 thousand, or 16.0%, as compared to the same period in 2003. The improvement in non-interest income was mostly due to increases in net gains on the sale of securities, "other" non-interest income and service charges on deposits of $800 thousand, $410 thousand and $216 thousand, respectively. Net gains on the sale of securities for the six months ended June 30, 2004 and 2003, were $819 thousand and $19 thousand, respectively. The Company experienced strong loan growth during 2004 that was funded by deposit growth and security sales, which contributed to the improvement in non-interest income. The growth in "other" non-interest income was largely attributed to an increase in commercial loan prepayment penalties of $249 thousand. The improvement in non-interest income was partly offset by a decrease in BOLI income and a decline in net gain on sale of loans and leases of $575 thousand and $212 thousand, respectively. The decline in BOLI income was attributed to a claim on insurance policies in 2003 of $499 thousand, while the decrease in net gain on sale of loans and leases was due to lower demand for thirty-year residential mortgage loans.

Non-interest Expense

      For the six months ended June 30, 2004, non-interest expense was $17.7 million, an increase of $3.5 million, or 24.5%, when compared to the same period one year ago. The increase was due largely to the additional operating costs resulting from the addition of eleven branch locations and the staffing of those branches acquired as part of the merger with Bridge View. Also contributing to the increase were normal increases related to salaries, benefits and occupancy expense.

Income Taxes

      Income tax expense as a percentage of pre-tax income was 32.1% for the six months ended June 30, 2004 as compared to 30.9% for the same period of 2003. The increase in percentage of income tax expense was in part due to the effect of a decline in non-taxable BOLI income.

                               FINANCIAL CONDITION

Cash and Cash Equivalents

      At June 30, 2004, cash and cash equivalents increased $914 thousand to $32.3 million as compared to December 31, 2003.

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

      The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, provide a source of income, ensure collateral is available for pledging requirements and manage asset quality diversification. At June 30, 2004, investment securities totaled $379.9 million and represented 27.1% of total assets, as compared to $452.1 million and 32.6%, respectively, at December 31, 2003. Securities AFS comprised 94.6% of the total securities portfolio at June 30, 2004 as compared to 95.8% at December 31, 2003. At June 30, 2004, the Company had an unrealized loss of $642 thousand as compared to a net unrealized gain of $5.5 million at December 31, 2003. The decrease was attributed to a decline in market interest rates during that period.

      During the first half of 2004, the Company sold securities with a book value of approximately $57.4 million and recognized $913 thousand in gross gains and $94 thousand in gross losses. During 2003, the Company sold securities with a book value of approximately $13.0 million and recognized $478 thousand in gross gains and $44 thousand in gross losses. In addition during the first half of 2003, the Company realized gross losses resulting from an acceleration of premium amortization on certain collateralized mortgage obligations of $415 thousand. The acceleration of premium amortization was largely driven by the historically high mortgage prepayment speeds due to the low interest rate environment.

      The following table reflects the composition of the securities  portfolio:
(in thousands)

                                                                         ----------------------------------------------
                                                                                         June 30, 2004
                                                                         ----------------------------------------------
                                                                                          (unaudited)
                                                                                       Gross       Gross     Estimated
                                                                         Amortized   Unrealized  Unrealized     Fair
                                                                            Cost       Gains       Losses       Value
                                                                         ---------   ----------  ----------  ---------
Securities HTM
   Mortgage-backed securities                                            $  7,643      $  234      $    -     $  7,877
   Obligations of U.S. agencies                                             3,000           -           -        3,000
   Obligations of states & political subdivisions                           9,926         512           -       10,438
                                                                         --------      ------      ------     --------
                                                                         $ 20,569      $  746      $    -     $ 21,315
                                                                         ========      ======      ======     ========
Securities AFS
   Mortgage-backed securities                                            $104,222      $1,070      $  576     $104,716
   Obligations of U.S. agencies                                           221,304         777       2,964      219,117
   Obligations of states & political subdivisions                          30,638         581         372       30,847
   Equity securities                                                        4,587          96           -        4,683
                                                                         --------      ------      ------     --------
                                                                          360,751       2,524       3,912      359,363
                                                                         --------      ------      ------     --------

     Total securities                                                    $381,320      $3,270      $3,912     $380,678
                                                                         ========      ======      ======     ========

                                                                         ----------------------------------------------
                                                                                        December 31, 2003
                                                                         ----------------------------------------------
                                                                                          (unaudited)
                                                                                       Gross       Gross     Estimated
                                                                         Amortized   Unrealized  Unrealized     Fair
                                                                            Cost       Gains       Losses       Value
                                                                         ---------   ----------  ----------  ---------
Securities HTM
   Mortgage-backed securities                                            $  9,850      $  330       $  1     $ 10,179
   Obligations of states & political subdivisions                           9,257         787          -       10,044
                                                                         --------      ------       ----     --------
                                                                         $ 19,107      $1,117       $  1     $ 20,223
                                                                         --------      ------       ----     --------
Securities AFS
   Obligations of U.S. Treasury                                          $  6,032      $    5       $  2     $  6,035
   Mortgage-backed securities                                             112,981       1,363        157      114,187
   Obligations of U.S. agencies                                           271,339       2,583        762      273,160
   Obligations of states & political subdivisions                          33,849       1,257         68       35,038
   Equity securities                                                        4,396         137          -        4,533
                                                                         --------      ------       ----     --------
                                                                          428,597       5,345        989      432,953
                                                                         --------      ------       ----     --------
     Total securities                                                    $447,704      $6,462       $990     $453,176
                                                                         ========      ======       ====     ========

      At June 30, 2004, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands) (unaudited)



                                        Securities             Securities
                                           HTM                    AFS
                                 ----------------------  ----------------------
                                              Estimated               Estimated
                                 Amortized       Fair    Amortized       Fair
                                   Cost         Value      Cost         Value
                                 ----------------------  ----------------------
Within 1 year                    $ 4,307      $ 4,339    $ 29,825     $ 29,621
After 1 but within 5 years         9,679       10,005     290,761      289,510
After 5 but within 10 years        5,505        5,831      22,208       22,320
After 10 years                     1,078        1,140      13,370       13,230
Equity securities                      -            -       4,587        4,682
                                 --------------------    ---------------------
   Total                         $20,569      $21,315    $360,751     $359,363
                                 ====================    =====================

Loans

      Total loans amounted to $883.3 million at June 30, 2004, an increase of $86.7 million from $796.6 million at December 31, 2003. The growth was attributed to increases in commercial loans of $43.2 million and residential mortgage loans of $50.6 million. The increase in commercial loans was largely in commercial and financial loans and commercial mortgages, which increased $25.0 million and $23.8 million, respectively, for the six month period ended June 30, 2004. The growth in residential mortgage loans was due in part to purchases of $36.4 million. These loans were subjected to the Company's independent credit analysis prior to purchase. Somewhat offsetting the aforementioned increases were decreases in consumer and commercial leases of $7.8 million and $4.1 million, respectively.

                                                       -----------  ------------
                                                        June 30,    December 31,
(in thousands)                                            2004          2003
                                                       -----------  ------------
                                                       (unaudited)
Amount of loans by type
    Real estate-mortgage
       1-4 family residential
          First liens                                   $141,948      $100,286
          Junior liens                                     3,191         4,138
          Home equity                                    146,313       136,477
       Commercial                                        353,878       330,040
       Construction                                       29,557        31,077
                                                        --------      --------
                                                         674,887       602,018
                                                        --------      --------
    Commercial loans
       Commercial and financial                          174,498       149,462
       Lease financing                                    24,315        28,440
                                                        --------      --------
                                                         198,813       177,902
                                                        --------      --------
    Consumer loans
       Lease financing                                     4,624        12,416
       Installment                                         4,942         4,245
                                                        --------      --------
                                                           9,566        16,661
                                                        --------      --------
                      Total                             $883,266      $796,581
                                                        ========      ========

Nonperforming Assets

      Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. The Company's nonperforming assets at June 30, 2004 amounted to $6.8 million as compared to $8.8 million at December 31, 2003. The ratio of nonperforming assets to total loans and foreclosed real estate and other repossessed assets decreased to 0.77% at June 30, 2004 from 1.10% at December 31, 2003.

      The following table lists nonaccrual loans, restructured loans and foreclosed real estate and other repossessed assets at June 30, 2004, and December 31, 2003: (in thousands)

                                               -----------         ------------
                                                June 30,           December 31,
                                                  2004                 2003
                                               -----------         ------------
                                               (unaudited)
Nonperforming loans                              $6,573             $8,570
Foreclosed real estate and other
    repossessed assets                              201                230
                                                 ------             ------
    Total nonperforming assets                   $6,774             $8,800
                                                 ======             ======

Allowance for Loan and Lease Losses

      The ALLL is generally established through periodic charges to income. During the six months ended June 30, 2004, the ALLL remained relatively stable at $9.8 million. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

      The Company considers the ALLL of $9.8 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's periodic evaluations of the loan portfolio and other relevant factors. The evaluations are inherently subjective as they require material estimates including such factors as potential loss factors, changes in trend of non-performing loans, current state of local and national economy, value of collateral changes in the composition and volume of the loan portfolio, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends.

      The following table presents the provisions for loan and lease losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three months ended June 30, 2004 and 2003: (dollars in thousands) (unaudited)

                                                                 Three months ended          Six months ended
                                                                      June 30,                    June 30,
                                                               ---------------------      ---------------------
                                                                 2004         2003          2004         2003
                                                               --------     --------      --------     --------
Average loans outstanding                                      $845,747     $732,516      $826,067     $673,735
                                                               ========     ========      ========     ========
Allowance at beginning of period                                  9,635        7,226         9,641        7,207
                                                               --------     --------      --------     --------
Loans charged off
     Real estate                                                      9            -            76            -
     Commercial and financial                                         2            -            57           25
     Commercial lease financing                                     134          147           411          355
     Consumer loans                                                  26            5            44           19
                                                               --------     --------      --------     --------
          Total                                                     171          152           588          399
                                                               --------     --------      --------     --------
Recoveries of loans previously charged off
     Real estate                                                      4            -             4            -
     Commercial and financial                                         6            -             6            -
     Commercial lease financing                                      12            2            48            2
     Consumer loans                                                   2            2             2            3
                                                               --------     --------      --------     --------
          Total                                                      24            4            60            5
                                                               --------     --------      --------     --------
Additions due to merger                                               -        1,929             -        1,929
Provision for loan and lease losses                                 300          530           675          795
                                                               --------     --------      --------     --------
Allowance at end of period                                       $9,788       $9,537        $9,788       $9,537
                                                               ========     ========      ========     ========
Allowance to total loans (end of period)                           1.11%        1.18%         1.11%        1.17%
Ratio of net charge-offs to average loans (annualized)             0.07%        0.08%         0.13%        0.12%

Deposits

      Deposits,  which  include   non-interest-bearing   demand  deposits,  time
deposits and other interest-bearing deposits, are an essential and cost-effective funding source for the Company. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total deposits. At June 30, 2004, such deposits amounted to $666.2 million representing 56.1% of total deposits compared to 56.3% of total deposits at December 31, 2003. The Company attributes its success in growing deposits to the emphasis it places on building core customer relationships by offering a variety of products designed to meet the financial needs of its customers based on their identifiable "life stages".

      At June 30, 2004, total deposits increased $30.0 million, or 2.5%, remaining relatively stable at $1.2 billion. We benefited, however from a change in the mix as we experienced growth in core deposits (non time deposits) of $29.7 million, or 3.4% and time deposits increased $309 thousand, or 0.1%, respectively, at June 30, 2004 as compared to December 31, 2003. The growth in core deposits was due to increases in interest bearing demand and non-interest demand of $14.8 million and $14.6 million, respectively. Time deposits amounted to $282.3 million, or 23.8%, of total deposits at June 30, 2004, as compared to $282.0 million, or 24.4%, at December 31, 2003.

      For the six months ended June 30, 2004, the Company's overall yield on deposits declined by 51 basis points from 1.47% to 0.96%, as compared to the same period last year. The decrease was attributed predominately to changes in market interest rates and a change in the composition of deposit liabilities.

      The  following  table  reflects the  composition  of deposit  liabilities:
(dollars in thousands)

                                         -----------          ------------
                                           June 30,           December 31,
                                            2004                 2003
                                         -----------          ------------
                                         (unaudited)
Non-interest Demand                      $  238,317            $  223,745
Interest Bearing Demand                     461,559               446,786
Savings                                     116,613               120,136
Money Market Savings                         88,071                84,162
Time Deposits <$100,000                     261,004               265,356
Time Deposits >$100,000                      21,274                16,613
                                         ----------            ----------
     Total                               $1,186,838            $1,156,798
                                         ==========            ==========

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

      The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during the first six months of 2004. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

Interest Rate Risk

      Interest rate risk is generally described as the exposure to potentially adverse changes in current and future net interest income resulting from: fluctuations in interest rates; product spreads; and imbalances in the repricing opportunities of interest-rate-sensitive assets and liabilities. Therefore, managing the Company's interest rate sensitivity is a primary objective of the Company's senior management. The Company's Asset/Liability Committee ("ALCO") manages our exposure to changes in market interest rates. ALCO attempts to maintain stable net interest margins by periodically evaluating the relationship between interest-rate-sensitive assets and liabilities. The evaluation, which is performed at least quarterly and presented to the board of directors, attempts to determine the impact on net interest margin from current and prospective changes in market interest rates.

      The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At June 30, 2004, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment. Based on that simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 7.1%. At June 30, 2004, the Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment: (unaudited)


Net Interest Income Sensitivity Simulation

                           Percentage Change in Estimated Net Interest
                               Income over a twelve month horizon
                           -------------------------------------------
                                           June 30,
                                  2004                 2003
                                  ----                 ----
     +200 basis points            -7.1 %               -1.3 %
     +100 basis points            -2.6                  0.6
     -100 basis points            -3.4                 -6.6
     -200 basis points          *                    *      %

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

      In addition to the above-mentioned techniques, the Company utilizes sensitivity gap analysis as an interest rate risk measurement. The sensitivity gap analysis is determined by analyzing the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same period of time. Sensitivity gap analysis provides an indication of the extent to which the Company's net interest income may be affected by future changes in market interest rates. The cumulative gap position expressed as a percentage of total assets provides one relative measure of the Company's interest rate exposure.

      The cumulative gap between the Company's interest-rate-sensitive assets and its interest-rate-sensitive liabilities repricing within a one-year period was a negative 14.8% at June 30, 2004. Since the cumulative gap was negative, the Company has a "negative gap" position, which theoretically will cause its assets to reprice more slowly than its deposit liabilities. In a declining interest rate environment, interest costs may be expected to fall faster than the interest received on earning assets, thus increasing the net interest spread. If interest rates increase, theoretically a negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities therefore decreasing the net interest spread.

Capital Adequacy

      The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System (the "Federal Reserve"); and the Bank is subject to similar capital adequacy requirements imposed by the Federal Deposit Insurance Corporation (the "FDIC"). The Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off balance sheet items.

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

      At June 30, 2004, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

      Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At June 30, 2004, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.

      The capital levels of the Company and the Bank at June 30, 2004, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

      The  Company's and the Bank's  capital  amounts and ratios are as follows:
(dollars in thousands)

                                                                                                 To Be "Well
                                                                                              Capitalized" Under
                                                                            For Capital       Prompt Corrective
                                                        Actual           Adequacy Purposes    Action Provisions
                                                   ----------------      -----------------    -----------------
                                                   Amount     Ratio      Amount    Ratio      Amount      Ratio
                                                   ------     -----      ------    -----      ------      -----

As of June 30, 2004: (unaudited)
  Total Capital (to Risk Weighted Assets):
   The Company                                     $95,294    10.16%     $74,998   8.00%         N/A        N/A
   The Bank                                         95,073    10.14       74,973   8.00      $93,717      10.00%
  Tier 1 Capital (to Risk Weighted Assets):
   The Company                                      85,366     9.11      $37,499   4.00          N/A        N/A
   The Bank                                         85,146     9.09       37,487   4.00       56,230       6.00
  Tier 1 Capital (to Average Assets):
   The Company                                      85,366     6.40      $40,012   3.00          N/A        N/A
   The Bank                                         85,146     6.40       39,886   3.00       66,476       5.00

As of December 31, 2003:
  Total Capital (to Risk Weighted Assets):
   The Company                                     $91,694    10.46%     $70,146   8.00%         N/A        N/A
   The Bank                                         91,358    10.35       70,637   8.00      $88,296      10.00%
  Tier 1 Capital (to Risk Weighted Assets):
   The Company                                      81,913     9.34       35,073   4.00          N/A        N/A
   The Bank                                         81,576     9.24       35,319   4.00       52,978       6.00
  Tier 1 Capital (to Average Assets):
   The Company                                      81,913     6.24       39,367   3.00          N/A        N/A
   The Bank                                         81,576     6.22       39,318   3.00       65,530       5.00

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

      The Company's most liquid assets are cash and cash equivalents. At June 30, 2004, the total of such assets amounted to $32.3 million, or 2.3%, of total assets, compared to $31.4 million, or 2.3%, of total assets at December 31, 2003. Fluctuations in cash and cash equivalents are largely due to sales of securities, deposit growth and loan prepayments, which produce funds that are placed in federal funds sold or interest earning deposits pending investment in loans and securities.

      Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At June 30, 2004 and December 31, 2003, total deposits amounted to $1.2 billion. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At June 30, 2004, advances from the FHLB and REPOS amounted to $46.5 million and $12.3 million, respectively, as compared to $56.5 million and $15.6 million, respectively, at December 31, 2003.

      Net loans and leases at June 30, 2004 amounted to $873.5 million, an increase of $86.6 million, from $786.9 million at December 31, 2003. Another significant liquidity source is the Company's securities portfolio. Total securities at June 30, 2004 amounted to $379.9 million, a decrease of $72.2 million, from $452.1 million at December 31, 2003. At June 30, 2004 securities AFS amounted to $359.4 million, or 94.6%, of total securities compared to $433.0 million, or 95.8%, of total securities at December 31, 2003.

      In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $100.0 million line of credit available through its membership in the FHLB.

      The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the Condensed Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's condensed consolidated balance sheet until the instrument is exercised. At June 30, 2004 outstanding commitments to fund loans totaled $277.4 million and outstanding standby letters of credit totaled $1.9 million.

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

Item 4.     Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended June 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

The Company maintains internal control over financial reporting. During the quarter ended June 30, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Reference is also made to Note 4 of the Company's Consolidated Financial Statements in this Form 10-Q.

Item 2.     Change in Securities and Use of Proceeds

            Set forth below is certain information regarding repurchases of our common stock during the quarter.

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) The company held its Annual Meeting of Shareholders on April 22, 2004.

            (b) Each of the persons nominated for director was elected; and the selection of Deloitte & Touche LLP as the Company's independent auditors for 2004 was ratified. The following are the voting results on each of these matters:

                                                                           Against
                                                                             Or
                                                                 For       Withheld   Abstentions
                                                              ----------  ----------  -----------
           (1)    ELECTION OF DIRECTORS
                  Anthony D. Andora                            9,927,737   857,088          0
                  Gerald A. Calabrese, Jr.                    10,512,611   272,214          0
                  David R. Ficca                              10,658,661   126,164          0
                  Nicholas R. Marcalus                        10,455,293   329,532          0
                  Benjamin Rosenzweig                          9,844,587   940,238          0
                  John A. Schepisi                            10,655,228   129,597          0
                  Joseph C. Parisi                            10,327,941   456,884          0

           (2)    Ratification of the selection of Deloitte &
                  Touche LLP as the Company's independent
                  Auditors for 2004.                          10,663,599    33,267     87,958

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   The following exhibits are furnished herewith:

                  Exhibit.
                  --------
                  11    Statement re computation of per share earnings

                  31.1  Certification  of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes- Oxley Act of 2002

                  31.2  Certification  of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes- Oxley Act of 2002

                  32    Certifications   Pursuant   to   Section   906   of  the
                        Sarbanes-Oxley Act of 2002

            (b)   Reports on Form 8-K

                  During the quarter ended June 30, 2004, the Company filed the following Current Report on Form 8-K:

                  Form 8-K filed April 21, 2004, declaring a dividend for the second quarter of 2004.

                  Form 8-K filed April 3, 2004, reporting earnings for the period ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interchange Financial Services Corporation

By:      /s/ Charles T. Field
         -----------------------------------
         Charles T. Field
         Senior Vice President and CFO
         (Duly Authorized Officer and Principal
         Financial and Accounting Officer)

Dated: August 9, 2004