Form 10-Q
period 2004-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2004-11-09
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO ____

                         Commission File number 1-10518

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

          New Jersey                                             22-2553159
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                           07663
----------------------------------------                         ----------
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

      The number of outstanding shares of the Registrant's common stock, no par value per share, as of October 29, 2004, was 12,745,735 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

INDEX

PART I    FINANCIAL INFORMATION
                                                                        Page No.

   Item 1   Financial Statements

            Consolidated Balance Sheets as of
            September 30, 2004 (unaudited) and December 31, 2003...............1

            Unaudited Consolidated Statements of Income for the three
            and nine month periods ended September 30, 2004 and 2003...........2

            Unaudited Consolidated Statements of Changes in
            Stockholders' Equity for the nine months ended
            September 30, 2004 and 2003........................................3

            Unaudited Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2004 and 2003......................4

            Notes to Unaudited Condensed Consolidated Financial Statements.....5

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................16

   Item 3   Quantitative and Qualitative Disclosures About Market Risk........32

   Item 4   Controls and Procedures...........................................36

PART II   OTHER INFORMATION

   Item 1   Legal Proceedings.................................................37

   Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.......37

   Item 3   Defaults upon Senior Securities...................................37

   Item 4   Submission of Matters to a Vote of Security Holders...............37

   Item 5   Other Information.................................................37

   Item 6   Exhibits and Reports on Form 8-K..................................37

                Signatures....................................................38

Item 1: FINANCIAL STATEMENTS

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                    September 30,      December 31,
                                                                        2004               2003
                                                                    -------------      ------------
                                                                     (unaudited)
Assets
Cash and due from banks                                              $   36,347         $   31,423
Interest earning deposits                                                     2                 12
Federal funds sold                                                       17,300                  -
                                                                     ----------         ----------
Total cash and cash equivalents                                          53,649             31,435
                                                                     ----------         ----------
Securities held to maturity at amortized cost
   (estimated market value of $17,571 and $20,223 for
   September 30, 2004 and December 31, 2003, respectively)               16,692             19,107
                                                                     ----------         ----------
Securities available for sale at estimated market value
   (amortized cost of $355,009 and $428,597 for
   September 30, 2004 and December 31, 2003, respectively)              356,065            432,953
                                                                     ----------         ----------

Loans and leases (net of unearned income and deferred fees
   of $5,316 and $6,057 for September 30, 2004 and
   December 31, 2003, respectively)                                     927,154            796,581
   Less: Allowance for loan and lease losses                              9,797              9,641
                                                                     ----------         ----------
Net loans and leases                                                    917,357            786,940
                                                                     ----------         ----------

Bank owned life insurance                                                22,585             21,853
Premises and equipment, net                                              17,878             20,343
Foreclosed real estate and other repossesed assets                          246                230
Goodwill                                                                 55,952             55,924
Intangible assets                                                         3,787              4,165
Accrued interest receivable and other assets                             17,023             12,922
                                                                     ----------         ----------
Total assets                                                         $1,461,234         $1,385,872
                                                                     ==========         ==========

Liabilities
Deposits
   Non-interest bearing                                              $  230,198         $  223,745
   Interest bearing                                                   1,015,116            933,053
                                                                     ----------         ----------
Total deposits                                                        1,245,314          1,156,798
                                                                     ----------         ----------
Securities sold under agreements to repurchase                            9,756             15,618
Short-term borrowings                                                    14,000             46,491
Long-term borrowings                                                     30,000             10,000
Accrued interest payable and other liabilities                           14,387             13,772
                                                                     ----------         ----------
Total liabilities                                                     1,313,457          1,242,679
                                                                     ----------         ----------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 22,500,000 shares authorized;
   12,745,735 and 12,810,193 shares issued and outstanding at
   September 30, 2004 and December 31, 2003, respectively                 5,397              5,397
Capital surplus                                                          73,326             73,231
Retained earnings                                                        82,924             74,710
Accumulated other comprehensive income                                      618              2,434
                                                                     ----------         ----------
                                                                        162,265            155,772
Less: Treasury stock                                                     14,488             12,579
                                                                     ----------         ----------
Total stockholders' equity                                              147,777            143,193
                                                                     ----------         ----------
Total liabilities and stockholders' equity                           $1,461,234         $1,385,872
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

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(dollars in thousands, except per share data) (unaudited)

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                     ------------------               -----------------
                                                                      2004         2003               2004         2003
                                                                    -------      -------            -------      -------
Interest income
Interest and fees on loans                                          $13,877      $13,044            $39,709      $36,370
Interest on federal funds sold                                           33           68                 70          252
Interest on interest bearing deposits                                     -           36                  -           57
Interest and dividends on securities
     Taxable interest income                                          2,630        2,507              7,841        7,119
     Interest income exempt from federal income taxes                   303          254                851          654
     Dividends                                                           33           56                 74          165
                                                                    -------      -------            -------      -------
Total interest income                                                16,876       15,965             48,545       44,617
                                                                    -------      -------            -------      -------

Interest expense
Interest on deposits                                                  3,085        3,204              8,672       10,027
Interest on securities sold under agreements to repurchase               34           58                112          223
Interest on short-term borrowings                                        60            1                171            1
Interest on long-term borrowings                                        237          108                660          320
                                                                    -------      -------            -------      -------
Total interest expense                                                3,416        3,371              9,615       10,571
                                                                    -------      -------            -------      -------

Net interest income                                                  13,460       12,594             38,930       34,046
Provision for loan and lease losses                                     300          485                975        1,280
                                                                    -------      -------            -------      -------
Net interest income after provision
 for loan losses                                                     13,160       12,109             37,955       32,766
                                                                    -------      -------            -------      -------

Non-interest income
Service fees on deposit accounts                                      1,001          998              2,778        2,559
Net gain on sale of securities                                          163          501                982          520
Net gain on sale of loans and leases                                    273          222                406          567
Bank owned life insurance                                               245          692                732        1,754
Commissions on sale of annuities and mutual funds                       266          270                734          658
Other                                                                   929          652              2,452        1,765
                                                                    -------      -------            -------      -------
Total non-interest income                                             2,877        3,335              8,084        7,823
                                                                    -------      -------            -------      -------

Non-interest expense
Salaries and benefits                                                 5,029        4,707             14,541       12,528
Net occupancy                                                         1,325        1,282              3,977        3,305
Furniture and equipment                                                 327          373                987          979
Advertising and promotion                                               346          401              1,209        1,137
Federal Deposit Insurance Corporation assessment                         43           45                134          116
Foreclosed real estate                                                    -            1                  5            1
Amortization of intangible assets                                       126          125                378          234
Other                                                                 2,071        1,824              5,751        4,681
                                                                    -------      -------            -------      -------
Total non-interest expense                                            9,267        8,758             26,982       22,981
                                                                    -------      -------            -------      -------

Income before income taxes                                            6,770        6,686             19,057       17,608
Income taxes                                                          2,109        2,175              6,055        5,554
                                                                    -------      -------            -------      -------

Net income                                                          $ 4,661      $ 4,511            $13,002      $12,054
                                                                    =======      =======            =======      =======
Basic earnings per common share                                       $0.37        $0.35              $1.02        $1.05
                                                                    =======      =======            =======      =======
Diluted earnings per common share                                     $0.36        $0.35              $1.00        $1.04
                                                                    =======      =======            =======      =======

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30,
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)

                                                                            Accumulated
                                                                              Other
                                                Comprehensive   Retained   Comprehensive   Common   Capital   Treasury
                                                   Income       Earnings      Income       Stock    Surplus     Stock      Total
                                                -------------   --------   -------------   ------   -------   --------    --------

Balance at January 1, 2003                                      $63,314      $ 3,596       $5,397   $21,097   $(12,724)   $ 80,680
Comprehensive income
   Net Income                                      $12,054       12,054                                                     12,054
   Other comprehensive income, net of taxes
      Unrealized gains on AFS debt securities          375
      Less: realized gains on disposition
         of securities                                (594)
   Minimum pension liability adjustment                (19)
                                                   -------
   Other comprehensive income                         (238)                     (238)                                         (238)
                                                   -------
Comprehensive income                               $11,816
                                                   =======

Dividends on common stock                                        (3,567)                                                    (3,567)
Issued 20,833 shares of common stock
   in connection with Executive
   Compensation Plan                                                                                    109        245         354
Exercised 52,423 option shares                                                                         (186)       445         259
Issued 2,949,719 shares of common stock
   in connection with the acquisition of
   Bridge View Bancorp                                                                               52,180                 52,180
Reacquired 35,959 shares in lieu of
   non-performing asset                                                                                           (693)       (693)
                                                                -------      -------       ------   -------   --------    --------
Balance at September 30, 2003                                    71,801        3,358        5,397    73,200    (12,727)    141,029

Comprehensive income
   Net Income                                      $ 4,312        4,312                                                      4,312
   Other comprehensive income, net of taxes
      Unrealized losses on AFS debt securities        (849)
      Less: realized gains on disposition
         of securities                                (226)
      Unrealized  gains on equity securities           137
   Minimum pension liability adjustment                 14
                                                   -------
   Other comprehensive income                         (924)                     (924)                                         (924)
                                                   -------
Comprehensive income                               $ 3,388
                                                   =======

Dividends on common stock                                        (1,403)                                                    (1,403)
Exercised 52,554 option shares                                                                           31        148         179
                                                                -------      -------       ------   -------   --------    --------
Balance at December 31, 2003                                     74,710        2,434        5,397    73,231    (12,579)    143,193

Comprehensive income
   Net Income                                      $13,002       13,002                                                     13,002
   Other comprehensive income, net of taxes
      Unrealized losses on AFS debt securities      (1,087)
      Less: realized gains on disposition
         of securities                                (729)
                                                   -------
   Other comprehensive income                       (1,816)                   (1,816)                                       (1,816)
                                                   -------
Comprehensive income                               $11,186
                                                   =======
Dividends on common stock                                        (4,788)                                                    (4,788)
Issued 7,793 shares of common stock
   in connection with Executive
   Compensation Plan                                                                                    103        102         205
Exercised 13,410 option shares                                                                           (8)       143         135
Purchased 84,786 shares of common stock                                                                         (2,154)     (2,154)
                                                                -------      -------       ------   -------   --------    --------
Balance at September 30, 2004                                   $82,924      $   618       $5,397   $73,326   $(14,488)   $147,777
                                                                =======      =======       ======   =======   ========    ========

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
--------------------------------------------------------------------------------
(dollars in thousands) (unaudited)

                                                                                2004            2003
                                                                              --------       ---------
Cash flows from operating activities
Net income                                                                    $ 13,002       $  12,054
Non-cash items included in earnings
   Depreciation and amortization                                                 1,438           1,260
   Amortization of securities premiums                                           4,121           2,869
   Accretion of securities discounts                                              (200)           (246)
   Amortization of loan premiums                                                    36               -
   Amortization of premiums in connection with acquisition                         877             617
   Provision for loan losses                                                       975           1,280
   Increase in cash surrender value of Bank Owned Life Insurance                  (732)           (315)
   Net gain on sale of securities                                                 (982)           (935)
   Origination of loans held for sale                                           (6,077)        (14,500)
   Sale of loans held for sale                                                   6,433          15,266
   Acceleration of premium amortization on certain collateralized
      mortgage obligations                                                           -             415
   Net gain on sale of loans and leases                                           (406)           (567)
   Net loss (gain) on sale of fixed assets                                         (16)             10
   Net gain on sale of foreclosed real estate and repossessed assets               (14)             (7)
Decrease (increase) in operating assets
   Accrued interest receivable                                                     380            (868)
   Goodwill                                                                        (28)            (90)
   Deferred taxes                                                                2,549          (1,221)
   Other                                                                        (5,678)         (1,345)
Increase (decrease) in operating liabilities
   Accrued interest payable                                                         61            (378)
   Other                                                                           554             863
                                                                              --------       ---------
Cash provided by operating activities                                           16,293          14,162
                                                                              --------       ---------

Cash flows from investing activities
(Payments for) proceeds from
   Net (originations) amortization of loans                                    (92,659)         12,182
   Purchase of loans                                                           (40,459)            (53)
   Sale of loans and leases                                                      1,193           3,102
   Purchase of securities available for sale                                   (71,960)       (283,373)
   Maturities of securities available for sale                                  79,126         125,644
   Sale of securities available for sale                                        63,612          29,732
   Purchase of securities held to maturity                                      (6,820)              -
   Maturities of securities held to maturity                                     9,059           7,524
   Sale of foreclosed real estate and other repossessed assets                      77             100
   Purchase of fixed assets                                                     (1,591)           (879)
   Sale of fixed assets                                                          2,766               -
   Net cash proceeds from acquisition of Bridge View Bancorp                         -          19,748
                                                                              --------       ---------
Cash used in investing activities                                              (57,656)        (86,273)
                                                                              --------       ---------

Cash flows from financing activities
Proceeds from (payments for)
   Net increase in deposits                                                     88,532          90,307
   Increase (decrease) in short-term debt                                      (38,353)          1,230
   Increase in long-term debt                                                   20,000               -
   Dividends                                                                    (4,788)         (3,567)
   Common stock issued                                                             205             354
   Treasury stock                                                               (2,154)              -
   Exercise of option shares from Treasury                                         135             259
                                                                              --------       ---------
Cash provided by financing activities                                           63,577          88,583
                                                                              --------       ---------

Increase (decrease) in cash and cash equivalents                                22,214          16,472
Cash and cash equivalents, beginning of year                                    31,435          33,916
                                                                              --------       ---------
Cash and cash equivalents, end of period                                      $ 53,649       $  50,388
                                                                              ========       =========

Supplemental disclosure of cash flow information:
Cash paid for:
      Interest                                                                $  9,556       $  10,673
      Income taxes                                                               8,150           6,840

Supplemental disclosure of non-cash investing activities:
      Loans transferred to foreclosed real estate and repossessed assets      $     79       $     168
      Stock issued related to Bridge View acquisition                                -          52,180

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004
                                   (Unaudited)

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

      The consolidated financial data for the three and nine month periods ended September 30, 2004 and 2003, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

Stock Based Compensation: The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and diluted earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for the three and nine months ended September 30, 2004 and 2003: (in thousands, except share data) (unaudited)

                                            For the three months ended      For the nine months ended
                                                   September 30,                   September 30,
                                                 2004        2003                2004         2003
                                                ------      ------              -------      -------
Net Income
      As reported                              $ 4,661      $4,511              $13,002      $12,054

      Less: Total stock-based
      compensation expense determined
      under the fair value method for all
      rewards, net of related tax effects          148          92                  420          265
                                               -------      ------              -------      -------
      Pro-forma                                $ 4,513      $4,419              $12,582      $11,789
                                               =======      ======              =======      =======

Earnings per share:
Basic:
      As reported                                 0.37        0.35                 1.02         1.05
      Pro forma                                   0.35        0.35                 0.99         1.03
Diluted:
      As reported                                 0.36        0.35                 1.00         1.04
      Pro forma                                   0.35        0.34                 0.97         1.01

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants issued during the nine months ended September 30, 2004, respectively: dividend yield of 2.21%, expected volatility of 24.83%; risk-free interest rate of 3.39%; and expected lives of 7 years. There were no option grants for the three month period ended September 30, 2004. Prior period assumptions are described in Note 13 "Stock Option and Incentive Plan in the Notes to Consolidated Financial Statements" in the Company's 2003 Annual Report on Form 10-K. The effects of applying these assumptions in determining the pro-forma net income may not be representative of the effects on pro-forma net income for future years.

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

      The following pro forma condensed consolidated statements of income for the nine months ended September 30, 2003 give effect to the merger as if the merger had been consummated on January 1, 2003.

      The unaudited pro forma information is not necessarily indicative of the results of operations in the future or the results of operations, which would have been realized had the merger been consummated during the periods or as of the dates for which the unaudited pro forma information is presented.

                                               Nine Months Ended
                                                 September 30,
                                             ---------------------
                                               2004         2003
                                                         Pro Forma

Interest income                              $48,545      $48,894
Interest expense                               9,615       11,183
                                             -------      -------
      Net interest income                     38,930       37,711
                                             -------      -------
Provision for loan and lease losses              975        1,295
                                             -------      -------
Net interest income after provision for
loan and lease losses                         37,955       36,416

Non-interest income                            8,084        8,607

Non-interest expense
   Salaries and benefits                      14,541       14,023
   Occupancy and FF&E                          4,964        4,901
   Other expenses                              7,477        7,169
                                             -------      -------
                                              26,982       26,093

     Net income before taxes                  19,057       18,930

Income Taxes                                   6,055        6,089
                                             -------      -------
     Net income                              $13,002      $12,841
                                             =======      =======

Earnings per common share:
     Basic                                      1.02         1.00
     Diluted                                    1.00         0.99

3. Earnings Per Common Share

      Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. At September 30, 2004 and 2003 the weighted average shares outstanding for the nine months were approximately 13.0 million and 11.6 million.

4. Commitments and Contingent Liabilities

Legal Proceedings

      The Company is a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Commitments to Extend Credit

      At September 30, 2004, the Company had commitments of approximately $273.3 million to extend credit, of which approximately $2.6 million represents standby letters of credit.

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

      At September 30, 2004 and December 31, 2003, gross intangible assets amounted to $4.6 million at the end of each period while accumulated amortization amounted to $808 thousand and $430 thousand, respectively. Amortization of intangible assets as a result of acquisitions, which is included in non-interest expense, amounted to $126 thousand, and $125 thousand for the three months ended September 30, 2004 and 2003, respectively. During the second quarter of 2003, the Company recorded a core deposit intangible of $4.3 million in connection with the Bridge View merger. The core deposit intangible has an estimated life of 10 years and the Company amortized $107 thousand for the three month period ended September 30, 2004 and 2003. The core deposit intangible will be periodically reviewed for impairment. In addition, the Company recorded goodwill of $54.4 million in connection with the Bridge View merger. The goodwill will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

At September 30, 2004 the scheduled amortization of the core deposit intangible is as follows (in thousands):

2005                     $  505
2006                        436
2007                        430
2008                        430
2009 and thereafter       1,859
                         ------
                         $3,660
                         ======

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

      In September 2004, the FASB also issued FSP EITF Issue 03-1-1, which delayed the effective date of paragraphs 10-20 of EITF Issue No. 03-1. Paragraphs 10-20 of EITF Issue No. 03-1 give guidance on how to evaluate and recognize an impairment loss that is other than temporary. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1-a.

      In September 2004, the FASB issued proposed FSP EITF Issue 03-1-a to address the application of EITF Issue No. 03-1 to debt securities that are impaired solely because of interest-rate and/or sector-spread increases, and analyzed for impairment under paragraph 16 of EITF Issue No. 03-1. The proposed FSP would be effective for other-than-temporary impairment evaluations of interest-rate impaired and sector-spread impaired debt securities that are analyzed under paragraph 16 of EITF Issue

No. 03-1 on the last reporting date of reporting periods ending after the final FSP is posted to the FASB Web site.

      The company has adopted the provisions of EITF Issue 03-1 applicable at September 30, 2004. The company will evaluate the other provisions of EITF issue 03-1 when finalized.

8. Cash Dividend

      The Company paid a cash dividend of $0.125 per share on August 20, 2004 to holders of record as of August 2, 2004.

9. Securities Held-to-Maturity and Securities Available-for-Sale

      Securities held-to-maturity ("HTM") and securities available-for-sale ("AFS") consist of the following: (in thousands)

                                                      -------------------------------------------------
                                                                      September 30, 2004
                                                      -------------------------------------------------
                                                                          (unaudited)
                                                                      Gross        Gross      Estimated
                                                      Amortized    Unrealized   Unrealized       Fair
                                                         Cost         Gains       Losses        Value
                                                      -------------------------------------------------
Securities HTM
   Mortgage-backed securities                          $  6,756      $  169            -      $  6,925
   Obligations of states & political subdivisions         9,936         710            -        10,646
                                                       --------      ------       ------      --------
                                                       $ 16,692      $  879            -      $ 17,571
                                                       --------      ------       ------      --------

Securities AFS
   Mortgage-backed securities                          $103,391      $  938       $  361      $103,968
   Obligations of U.S. agencies                         212,555         652        1,301       211,906
   Obligations of states & political subdivisions        34,476       1,068           28        35,516
   Equity securities                                      4,587          88            -         4,675
                                                       --------      ------       ------      --------
                                                        355,009       2,746        1,690       356,065
                                                       --------      ------       ------      --------
     Total securities                                  $371,701      $3,625       $1,690      $373,636
                                                       ========      ======       ======      ========

                                                      -------------------------------------------------
                                                                      December 31, 2003
                                                      -------------------------------------------------
                                                                      Gross        Gross      Estimated
                                                      Amortized    Unrealized   Unrealized       Fair
                                                         Cost         Gains       Losses        Value
                                                      -------------------------------------------------
Securities HTM
   Mortgage-backed securities                          $  9,850      $  330       $    1      $ 10,179
   Obligations of states & political subdivisions         9,257         787            -        10,044
                                                       --------      ------       ------      --------
                                                       $ 19,107      $1,117       $    1      $ 20,223
                                                       --------      ------       ------      --------

Securities AFS
   Obligations of U.S. Treasury                        $  6,032      $    5       $    2      $  6,035
   Mortgage-backed securities                           112,981       1,363          157       114,187
   Obligations of U.S. agencies                         271,339       2,583          762       273,160
   Obligations of states & political subdivisions        33,849       1,257           68        35,038
   Equity securities                                      4,396         137            -         4,533
                                                       --------      ------       ------      --------
                                                        428,597       5,345          989       432,953
                                                       --------      ------       ------      --------

     Total securities                                  $447,704      $6,462       $  990      $453,176
                                                       ========      ======       ======      ========

      At September 30, 2004, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands) (unaudited)

                                     Securities                 Securities
                                         HTM                        AFS
                               ----------------------     ----------------------
                                            Estimated                  Estimated
                               Amortized       Fair       Amortized      Fair
                                 Cost         Value          Cost        Value
                               ----------------------     ----------------------
Within 1 year                   $ 3,514      $ 3,562       $ 44,092    $ 44,139
After 1 but within 5 years        7,185        7,520        282,410     282,634
After 5 but within 10 years       4,806        5,195         10,394      10,605
After 10 years                    1,187        1,294         13,526      14,012
Equity securities                     -            -          4,587       4,675
                                -------      -------       --------    --------
                      Total     $16,692      $17,571       $355,009    $356,065
                                =======      =======       ========    ========

      Proceeds from the sale of securities AFS amounted to $63.6 million and $29.7 million for the nine months ended September 30, 2004 and 2003, which resulted in gross realized gains of $1.1 million and $981 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $94 thousand and $46 thousand for the nine months ended September 30, 2004 and 2003, respectively. These amounts are included in net gain on sale of securities in the Consolidated Statements of Income.

      During the first nine months of 2003, the Company realized gross losses resulting from an acceleration of premium amortization on certain collateralized mortgage obligations of $415 thousand. The acceleration of premium amortization was largely driven by the historically high mortgage prepayment speeds due to the low interest rate environment.

      The investment portfolio is evaluated at least quarterly to determine if there are any securities with losses that are other than temporary. One criteria in assessing for an other than temporary impairment charge is if a security has an unrealized loss that exceeds one year. At September 30, 2004, the Company had $39.3 million of securities AFS with unrealized losses of $524 thousand that were in excess of one year. It is expected that the Company will recover all amounts due under the contractual obligations of those securities and, as such, no other than temporary impairment charge was necessary. The Company did not have any unrealized losses in the HTM portfolio. The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at September 30, 2004: (in thousands) (unaudited)

                                                    -----------------------     ---------------------     ----------------------
                                                        12 months or less        12 months or longer             Totals
                                                    -----------------------     ---------------------     ----------------------
                                                      Fair       Unrealized     Fair       Unrealized      Fair       Unrealized
                                                      Value        Losses       Value        Losses        Value        Losses
                                                    -----------------------     ---------------------     ----------------------
Securities AFS
Mortgage-backed securities                          $ 49,551       $  361      $   192           -        $ 49,743      $  361
Obligations of U.S. agencies                         149,402          802       36,707        $499         186,109       1,301
Obligations of states & political subdivisions           367            3        2,399          25           2,766          28
                                                    --------       ------      -------        ----        --------      ------

                                                    $199,320       $1,166      $39,298        $524        $238,618      $1,690
                                                    ========       ======      =======        ====        ========      ======

      Securities with carrying amounts of $65.5 million and $46.1 million at September 30, 2004 and December 31, 2003, respectively, were pledged for public deposits, Federal Home Loan Bank advances, securities sold under repurchase agreements and other purposes required by law.

10. Loans

      The composition of the loan portfolio is summarized as follows: (in thousands)

                                     -------------     ------------
                                     September 30,     December 31,
(in thousands)                            2004             2003
                                     -------------     ------------
                                      (unaudited)
Amount of loans by type
    Real estate mortgage
       14 family residential
          First liens                   $153,984         $100,286
          Junior liens                     2,859            4,138
          Home equity                    147,536          136,477
       Commercial                        372,926          330,040
       Construction                       37,449           31,077
                                        --------         --------
                                         714,754          602,018
                                        --------         --------
    Commercial loans
       Commercial and financial          181,776          149,462
       Lease financing                    23,968           28,440
                                        --------         --------
                                         205,744          177,902
                                        --------         --------
    Consumer loans
       Lease financing                     2,260           12,416
       Installment                         4,396            4,245
                                        --------         --------
                                           6,656           16,661
                                        --------         --------
                      Total             $927,154         $796,581
                                        ========         ========

Nonperforming Assets

      Nonperforming loans include loans that are accounted for on a nonaccrual basis and troubled debt restructurings. Nonperforming loans are as follows: (in thousands)

                                        -----------       ------------
                                         Sept. 30,        December 31,
                                            2004              2003
                                        -----------       ------------
                                        (unaudited)
Nonaccrual loans
     Residential real estate               $1,666            $1,364
     Commercial real estate                 2,406             1,603
     Commercial and financial               3,173             2,858
     Commercial lease financing             1,734             2,365
     Consumer                                 394               380
                                           ------            ------
                                           $9,373            $8,570
                                           ======            ======


11.  Allowance for Loan and Lease Losses

      The Company's recorded investment in impaired loans is as follows: (in thousands)

                                                     -------------------------      -------------------------
                                                           September 30,                   December 31,
                                                               2004                            2003
                                                     -------------------------      -------------------------
                                                            (unaudited)
                                                     Investment       Related       Investment       Related
                                                         in          Allowance          in          Allowance
                                                      Impaired        for Loan       Impaired       for Loan
                                                       Loans           Losses          Loans         Losses
                                                     ----------      ---------      ----------      ---------
Impaired loans
With a related allowance for loan losses
       Commercial and financial                        $1,942          $  325         $2,864          $463
       Commercial real estate                             763              19          1,603            40
       Residential mortgages                              836             124            816           122
Without a related allowance for loan losses                 -               -              -             -
                                                       ------          ------         ------          ----
                                                       $3,541          $  468         $5,283          $625
                                                       ======          ======         ======          ====

--------------------------------------------------------------------------------
The impairment of the above loans was estimated based on the fair value of collateral.

Changes in the  allowance  for loan and lease losses are  summarized as follows:
(in thousands) (unaudited)

                                                        -------------------          --------------------
                                                         Three months ended            Nine months ended
                                                           September 30,                 September 30,
                                                        -------------------          --------------------
                                                         2004         2003            2004          2003
                                                        ------       ------          ------       -------
Balance at beginning of period                          $9,788       $9,537          $9,641       $ 7,207
Additions (deductions)
     Provision for loan and lease losses                   300          485             975         1,280
     Recoveries on loans previously charged off             16           39              76            44
     Loans charged off                                    (307)        (706)           (895)       (1,105)
     Additions due to merger                                 -            -               -         1,929
                                                        ------       ------          ------       -------
Balance at end of year                                  $9,797       $9,355          $9,797       $ 9,355
                                                        ======       ======          ======       =======

12. Other Non-interest Expense

      Expenses included in other non-interest expense that exceed one percent of the aggregate of total interest income and non-interest income for the periods noted, are as follows: (in thousands) (unaudited)

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                 ------------------       -----------------
                                  2004        2003        2004        2003
                                  ----        ----        ----        ----
Professional fees                $  385      $  334      $1,062      $  867
Data processing                     284         275         848         797
Directors' fees, retirement
  and travel                        198         199         609         508
Legal fees                          310         141         760         320
All other                           894         875       2,472       2,189
                                 ------      ------      ------      ------
                                 $2,071      $1,824      $5,751      $4,681
                                 ======      ======      ======      ======

13. Long-term Borrowings

Long-term borrowings consist of the following FHLB advances: (in thousands)

  Maturity                           September 30,      December 31,
    Date                 Rate            2004               2003
----------------         ----        -------------      ------------
                                      (unaudited)
January 2006             2.09 %         $10,000                 -

January 2007 (a)         4.22            10,000           $10,000

January 2007             2.69            10,000                 -
                         ----           -------           -------
                         3.00 %         $30,000           $10,000
                         ====           =======           =======

(a) The FHLB has an option to call this advance on a quarterly basis if the 3month LIBOR resets above 7.50%.

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

      The following table shows the aggregated components of net periodic benefit costs for the periods noted: (in thousands) (unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------    -----------------
                                          2004    2003          2004    2003
                                          ----    ----          ----    ----
Service cost                              $166    $151         $ 499    $453
Interest cost                               95      79           286     237
Expected return on plan assets             (39)    (31)         (118)    (93)
Amortization of prior service cost           1       1             4       2
                                          ----    ----         -----    ----
Net periodic benefit cost                 $223    $200         $ 671    $599
                                          ====    ====         =====    ====

      For the year ended December 31, 2004, the Bank anticipates contributing approximately $775 thousand to the Pension Plan.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion is an analysis of the consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2004 and 2003, and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's 2003 Annual Report on Form 10-K.

      On April 30, 2003, the Company completed its acquisition of Bridge View Bancorp ("Bridge View"). Accordingly the results of operations for the Company include the results of Bridge View from April 30, 2003.

Forward Looking Information

      In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company which are not historical facts may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan and lease portfolio, the quality of the loan and lease portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) disruptions caused by terrorism, such as the events of September 11, 2001, or military actions in the Middle East or other areas; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; and (vi) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

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

     Allowance for Loan and Lease Losses: The allowance for loan and lease losses ("ALLL") is generally established through periodic charges to income through the provision of loan and lease losses. Loan losses are charged against the ALLL when management believes that the probablefuture collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs orchanges in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

     The Company considers the ALLL of $9.8 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's periodic evaluations of the loan portfolio and other relevant factors. The evaluations are inherently subjective as it requires material estimates including, potential loss factors, changes in trend of non-performing loans, current state of local and national economy, value of collateral; changes in the composition and volume of the loan portfolio, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends.

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

                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              RESULTS OF OPERATIONS

Summary

      For the third quarter of 2004, the Company reported earnings per diluted common share of $0.36, as compared to $0.35 for the same period in 2003. Net income for the three months ended September 30, 2004 was approximately $4.7 million, an increase of $150 thousand, or 3.3%, over the same period last year. The increase in earnings resulted from an increase in our interest earning assets during the quarter of approximately $97.2 million, which was partly offset by a 5 basis point decline in our net interest margin.

      For the three months ended September 30, 2004 and 2003, the Company's Return on Average Assets ("ROA") was 1.31% and 1.34%, respectively. Return on Average Equity ("ROE") for the three months ended September 30, 2004 was 12.90% versus 12.93% for the same period in the prior year.

Net Interest Income

      Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest income exempt from federal taxation has been restated to a fully tax-equivalent basis using a corporate federal tax rate of 34% for the quarter ended September 30, 2004 and 2003. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

      Net interest income on a tax-equivalent basis increased $1.0 million, or 6.9%, to $13.6 million for the quarter ended September 30, 2004 as compared to the same quarter in 2003. The tax equivalent basis adjustments for the quarters ended September 30, 2004 and 2003 were $177 thousand and $161 thousand, respectively. The increase in net interest income was due mostly to an 8.2% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 4.0% on average for the third quarter of 2004 as compared to the same quarter in 2003. The margin for the third quarter of 2004 was 4.24%, a decline of 5 basis points as compared to the same quarter in 2003 due to earning asset yields declining faster than the Company's cost of funds. The decline in asset yields was mainly attributable to maturities and prepayments in the loan and securities portfolio, while the Company's deposit pricing reached historical lows and appears to have become inelastic. During the quarter, the Company did experience expansion in its net interest margin as a result of a favorable shift in asset mix.

      Interest income, on a tax-equivalent basis, totaled $17.1 million for the third quarter of 2004, an increase of $927 thousand, or 5.7%, as compared to the same quarter in 2003. The increase was mostly attributed to a $97.2 million, or 8.2%, growth in interest earning assets. The growth in interest earning assets was the result of increases in average loans and average investments of $114.4 million and $18.5 million, respectively. The increase in interest income was partly offset by a 12 basis point decline in interest earning asset yields for the third quarter of 2004 as compared to the same quarter in 2003.

     Interest expense, which totaled $3.4 million for the third quarter of 2004, decreased $45 thousand, or 1.3%, as compared to the same period in 2003. The decrease in interest expense was a byproduct of the decline in market interest rates, particularly short-term rates, during 2003 and through June of 2004. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 5 basis points to 1.33% for the quarter ended September 30, 2004 as compared to the same period in 2003. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the growth of deposits. Interest bearing deposits grew on average $22.2 million, or 2.3%, for the third quarter of 2004 as compared to the same period in 2003.

      From June 30 through September 30, 2004 the Federal Reserve has raised the overnight borrowing rate by 75 basis points which directly affected other indices such as the prime rate. Some of the effects of the rate rise will likely cause our overall interest costs to rise on interest bearing deposits and short term borrowings. It is unlikely that we will need to reprice our liabilities to absorb the 75 basis point rate rise. The projected increase in funding costs is anticipated in large par to be offset by the repricing of assets linked to indices and interest earning asset growth.

--------------------------------------------------------------------------------
Analysis of Net Interest Income
--------------------------------------------------------------------------------

for the quarter ended September 30,
(dollars in thousands)                                                    2004                                  2003
                                                           ----------------------------------    -----------------------------------
(unaudited)                                                  Average                  Average      Average                   Average
                                                             Balance      Interest      Rate       Balance      Interest       Rate
                                                             -------      --------    -------      -------      --------     -------
                   Assets
Interest earning assets:
Loans (1)                                                  $  903,113     $13,913      6.16 %    $  788,705     $13,094       6.64 %
Taxable securities (4)                                        346,836       2,663      3.07         325,435       2,562       3.15
Tax-exempt securities (2) (4)                                  26,930         444      6.59          29,873         365       4.89
Interest earning deposits                                          12           -         -          13,996          36       1.03
Federal funds sold                                              8,899          33      1.48          30,571          69       0.90
                                                           ----------     -------      ----      ----------     -------       ----
     Total interest-earning assets                          1,285,790      17,053      5.31       1,188,580      16,126       5.43
                                                                          -------                               -------

Non-interest earning assets:
Cash and due from banks                                        36,837                                42,652
Allowance for loan and lease losses                            (9,981)                               (9,704)
Other assets                                                  114,422                               120,090
                                                           ----------                            ----------
     Total assets                                          $1,427,068                            $1,341,618
                                                           ==========                            ==========

        Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                                    $969,217       3,085      1.27        $946,970       3,204       1.35
Borrowings                                                     61,043         331      2.17          27,436         167       2.43
                                                           ----------     -------      ----      ----------     -------       ----
     Total interest-bearing liabilities                     1,030,260       3,416      1.33         974,406       3,371       1.38
                                                                          -------                               -------

Noninterest bearing liabilities
Demand deposits                                               235,869                               211,765
Other liabilities                                              16,427                                15,901
                                                           ----------                            ----------
     Total liabilities (3)                                  1,282,556                             1,202,072
Stockholders' equity                                          144,512                               139,546
                                                           ----------                            ----------
     Total liabilities and stockholders' equity            $1,427,068                            $1,341,618
                                                           ==========                            ==========

Net interest income (tax-equivalent basis)                                 13,637      3.98                      12,755       4.05
Tax-equivalent basis adjustment                                              (177)                                 (161)
                                                                          -------                               -------
     Net interest income                                                  $13,460                               $12,594
                                                                          =======                               =======

Net interest income as a percent of interest-earning
assets (tax-equivalent basis)                                                          4.24 %                                 4.29 %

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

Provision for Loan and Lease Losses
      The provision for loan and lease losses represents management's calculation of the amount necessary to bring the ALLL to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments: Allowance for Loan and Lease Losses" above. In the third quarter of 2004 and 2003, the Company's provision for loan and lease losses was $300 thousand and $485 thousand, respectively.

Non-interest Income
     For the quarter ended September 30, 2004, non-interest income totaled $2.9 million, a decrease of $458 thousand, or 13.7%, as compared to the same period in 2003. The change was largely due to a decline in Bank Owned Life Insurance ("BOLI"), and net gains on sales of securities of $447 thousand and $338 thousand, respectively. The decline in BOLI income was attributed to a claim of $422 thousand on insurance policies in 2003. This was offset by growth in "other" non-interest income of $277 thousand and gains on sales of loans and leases of $51 thousand. The growth in "other" non-interest income occurred through loan fees and service charges of $307 thousand, primarily resulting from loan prepayments. The increase in gains on sales of loans arose out of an increase in sales of SBA originated loans.

Non-interest Expense

      For the quarter ended September 30, 2004, non-interest expense was $9.3 million, an increase of $509 thousand, or 5.8%. Contributing to the increase was an increase in salaries and benefits, and legal fees, which increased $322 thousand and $169 thousand, respectively, as compared to the same period in 2003.

Income Taxes

      Income tax expense as a percentage of pre-tax income was 31.2% for the three months ended September 30, 2004 as compared to 32.5% for the same period of 2003. The change in percentage of income tax expense was, in part, due to the effect of non-taxable BOLI income offset by the increase of income tax expense during the third quarter of 2003 from 34% to 35% as a result of the acquisition of Bridge View.

           NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                              RESULTS OF OPERATIONS

Summary

      Net income for the nine months ended September 30, 2004 was approximately $13.0 million, an increase of $948 thousand, or 7.9%, over the same period last year. The increase in earnings resulted from an increase in interest earning assets from organic growth and the acquisition of Bridge View during the second quarter of 2003. The improvement in earnings was partly offset by a 20 basis point decline in the net interest margin. For the first nine months of 2004, the Company reported earnings per diluted common share of $1.00, as compared to $1.04 for the same period in 2003. The decline in diluted earnings per share was a result of a compression in the net interest margin as compared to the same period in 2003 and an increase in average diluted shares outstanding as a result of the Bridge View transaction.

      For the nine months ended September 30, 2004 and 2003, the Company's ROA was 1.24% and 1.38%, respectively. The change in ROA for the period was a result of a decline in net interest margin. ROE was 12.04% a decline from 14.12% when compared to the same period last year. ROE declined principally due to an increase in equity as a result of the acquisition of Bridge View and, to a lesser extent, compression in net interest margin.

Net Interest Income

      Net interest income on a tax-equivalent basis increased $5.0 million, or 14.5%, to $39.4 million for the nine months ended September 30, 2004 as compared to the same quarter in 2003. The tax equivalent basis adjustments for the nine months ended September 30, 2004 and 2003 were $499 thousand and $381 thousand, respectively. The increase in net interest income was due mostly to a 19.9% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 17.3% on average for the nine months of 2004 as compared to the same period in 2003. The increase in interest earning assets and deposits were attributed to the Company's internal growth and the Bridge View acquisition. The aforementioned improvement in net interest income was partly offset by a 20 basis point decline in the net interest margin for the nine months ended September 30, 2004 as compared to the same period in 2003. The decrease in the net interest margin was due to earning asset yields declining faster than the Company's cost of funds. The decline in asset yields was mainly attributable to maturities and prepayments in the loan and securities portfolio, while the Company's deposit pricing reached historical lows and appears to have become inelastic.

      Interest income, on a tax-equivalent basis, totaled $49.0 million for the nine months ended September 30, 2004, an increase of $4.0 million, or 9.0%, as compared to the same period in 2003. The increase was mostly attributed to a $208.8 million, or 19.9%, growth in interest earning assets. The growth in interest earning assets was the result of increases in average loans and average investments of $139.5 million and $99.8 million, respectively. The increase in interest income was partly offset by a

53 basis point decline in interest earning asset yields for the nine months ended September 30, 2004 as compared to the same period in 2003.

         Interest expense, which totaled $9.6 million for the nine months ended September 30, 2004, decreased $1.0 million, or 9.0%, as compared to the same period in 2003. The decrease in interest expense was a byproduct of the decline in market interest rates, particularly short-term rates, during 2003. In addition, a beneficial shift in the composition of the Company's deposits, which is discussed further in the analysis of financial condition below, also had a favorable impact on the Company's interest expense. The improved deposit mix combined with lower short-term interest rates reduced the average rate paid on interest bearing liabilities by 36 basis points to 1.27% for the nine months ended September 30, 2004 as compared to the same period in 2003. The magnitude of the benefit derived from the decrease in rates paid on interest bearing liabilities was partially reduced by the positive growth of deposits. Interest bearing deposits grew on average $113.0 million, or 13.5%, for the third quarter of 2004 as compared to the same period in 2003.

--------------------------------------------------------------------------------
Analysis of Net Interest Income
--------------------------------------------------------------------------------

for the year to date ended September 30,
(dollars in thousands)                                                    2004                                  2003
                                                           ----------------------------------    -----------------------------------
(unaudited)                                                  Average                  Average      Average                   Average
                                                             Balance      Interest      Rate       Balance      Interest       Rate
                                                             -------      --------    -------      -------      --------     -------
                   Assets
Interest earning assets
Loans (1)                                                  $  851,936     $39,821      6.23 %    $  712,480     $36,489       6.83 %
Taxable securities (4)                                        371,774       7,915      2.84         270,379       7,284       3.59
Tax-exempt securities (2) (4)                                  24,964       1,238      6.61          26,529         916       4.60
Interest earning deposits                                          10           -         -           7,427          57       1.02
Federal funds sold                                              8,088          70      1.15          31,145         253       1.08
                                                           ----------     -------                ----------     -------
     Total interest-earning assets                          1,256,772      49,044      5.20       1,047,960      44,999       5.73
                                                                          -------                               -------

Non-interest earning assets
Cash and due from banks                                        36,239                                34,229
Allowance for loan and lease losses                            (9,812)                               (8,515)
Other assets                                                  117,245                                88,642
                                                           ----------                             ---------
     Total assets                                          $1,400,444                             1,162,316
                                                           ==========                             =========

        Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                                    $949,929       8,672      1.22        $836,922      10,027       1.60
Borrowings                                                     60,426         943      2.08          26,238         544       2.76
                                                           ----------     -------                ----------     -------
     Total interest-bearing liabilities                     1,010,355       9,615      1.27        $863,160      10,571       1.63
                                                                          -------                               -------

Non-interest bearing liabilities
Demand deposits                                               230,919                               170,000
Other liabilities                                              15,194                                15,308
                                                           ----------                             ---------
     Total liabilities (3)                                  1,256,468                             1,048,468
Stockholders' equity                                          143,976                               113,848
                                                           ----------                             ---------
     Total liabilities and stockholders' equity            $1,400,444                             1,162,316
                                                           ==========                             =========

Net interest income (tax-equivalent basis)                                 39,429      3.93                      34,428       4.10
Tax-equivalent basis adjustment                                              (499)                                 (381)
                                                                          -------                               -------
     Net interest income                                                  $38,930                               $34,047
                                                                          =======                               =======

Net interest income as a percent of interest-earning
assets (tax-equivalent basis)                                                          4.18 %                                 4.38 %

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

Provision for Loan and Lease Losses

      The provision for loan and lease losses represents management's calculation of the amount necessary to bring the ALLL to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments: Allowance for Loan and Lease Losses" above. In the first nine months of 2004 and 2003, the Company's provision for loan and lease losses was $975 thousand and $1.3 million, respectively.

Non-interest Income

      For the nine months ended September 30, 2004, non-interest income totaled $8.1 million, an increase of $261 thousand, or 3.3%, as compared to the same period in 2003. The improvement in non-interest income was primarily a result of increases in "other" non-interest income, net gain on sales of securities, and service charges on deposits of $687 thousand, $462 thousand and $219 thousand. The increase in "other" non-interest income was primarily the result of loan fees and services charges of $492 thousand as a result of loan prepayments. The improvement in non-interest income was partly offset by a decrease in BOLI income and a decline in net gain on sale of loans and leases of $1.0 million and $161 thousand, respectively. The decline in BOLI income was attributed to a claim on insurance policies in 2003 of $921 thousand. Net gain on sale of loans and leases declined due to lower revenue from the sale of thirty-year residential mortgage loans offset by an increase in the sale of SBA originated loans.

Non-interest Expense

      For the nine months ended September 30, 2004, non-interest expense was $27.0 million, an increase of $4.0 million, or 17.4%, when compared to the same period one year ago. The increase was due largely to the additional operating costs resulting from the addition of eleven branch locations and the staffing of those branches acquired as part of the merger with Bridge View. The costs associated with the eleven additional branches are only included, from the date of acquisition of Bridge View, for five months in 2003 as compared to nine months for 2004. Also contributing to the increase were normal increases related to salaries, benefits and occupancy expense.

Income Taxes

      Income tax expense as a percentage of pre-tax income was 31.8% for the nine months ended September 30, 2004 as compared to 31.5% for the same period of 2003.

                               FINANCIAL CONDITION

Cash and Cash Equivalents

      At September 30, 2004, cash and cash equivalents increased $22.2 million to $53.6 million as compared to December 31, 2003. This was primarily attributed to federal funds sold increasing to $17.3 million while the Company was in a net borrowing position at December 31, 2003.

Securities Portfolio

      Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), each security is classified as either trading, AFS, or HTM. The Company has no securities held in a trading account. The securities AFS are recorded at their estimated fair value. The after-tax difference between amortized cost and estimated fair value of securities AFS is recorded as "accumulated other comprehensive income" in the equity section of the balance sheet. The tax impact of such adjustment is recorded as an adjustment to the amount of the deferred tax liability. The securities HTM are carried at cost adjusted for the amortization of premiums and accretion of discounts, which are recognized as an adjustment to income. Under SFAS No. 115, securities HTM, with some exceptions, may only be sold within three months of maturity.

      The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, provide a source of income, ensure collateral is available for pledging requirements and manage asset quality diversification. At September 30, 2004, investment securities totaled $372.8 million and represented 25.5% of total assets, as compared to $452.1 million and 32.6%, respectively, at December 31, 2003. Securities AFS comprised 95.5% of the total securities portfolio at September 30, 2004 as compared to 95.8% at December 31, 2003. At September 30, 2004, the Company had a net unrealized gain of $1.9 million as compared to a net unrealized gain of $5.5 million at December 31, 2003. The decrease was mostly attributed to a decline in market interest rates during that period.

      During 2004, the Company sold securities with a book value of approximately $62.6 million and recognized $1.1 million in gross gains and $94 thousand in gross losses. During 2003, the Company sold securities with a book value of approximately $29.7 million and recognized $981 thousand in gross gains and $46 thousand in gross losses. In addition during the first half of 2003, the Company realized gross losses resulting from an acceleration of premium amortization on certain collateralized mortgage obligations of $415 thousand. The acceleration of premium amortization was largely driven by the historically high mortgage prepayment speeds due to the low interest rate environment.

      The following table reflects the composition of the securities  portfolio:
(in thousands)

                                                      -------------------------------------------------
                                                                      September 30, 2004
                                                      -------------------------------------------------
                                                                          (unaudited)
                                                                      Gross        Gross      Estimated
                                                      Amortized    Unrealized   Unrealized       Fair
                                                         Cost         Gains       Losses        Value
                                                      ---------    ----------   ----------    ---------
Securities HTM
   Mortgage-backed securities                          $  6,756      $  169            -      $  6,925
   Obligations of states & political subdivisions         9,936         710            -        10,646
                                                       --------      ------      -------      --------
                                                       $ 16,692      $  879            -      $ 17,571
                                                       --------      ------      -------      --------

Securities AFS
   Mortgage-backed securities                          $103,391      $  938      $   361      $103,968
   Obligations of U.S. agencies                         212,555         652        1,301       211,906
   Obligations of states & political subdivisions        34,476       1,068           28        35,516
   Equity securities                                      4,587          88            -         4,675
                                                       --------      ------      -------      --------
                                                        355,009       2,746        1,690       356,065
                                                       --------      ------      -------      --------

     Total securities                                  $371,701      $3,625      $ 1,690      $373,636
                                                       ========      ======      =======      ========

                                                      -------------------------------------------------
                                                                      December 31, 2003
                                                      -------------------------------------------------
                                                                      Gross        Gross      Estimated
                                                      Amortized    Unrealized   Unrealized       Fair
                                                         Cost         Gains       Losses        Value
                                                      ---------    ----------   ----------    ---------
Securities HTM
   Mortgage-backed securities                          $  9,850      $  330      $     1      $ 10,179
   Obligations of states & political subdivisions         9,257         787            -        10,044
                                                       --------      ------      -------      --------
                                                       $ 19,107      $1,117      $     1      $ 20,223
                                                       --------      ------      -------      --------

Securities AFS
   Obligations of U.S. Treasury                        $  6,032      $    5      $     2      $  6,035
   Mortgage-backed securities                           112,981       1,363          157       114,187
   Obligations of U.S. agencies                         271,339       2,583          762       273,160
   Obligations of states & political subdivisions        33,849       1,257           68        35,038
   Equity securities                                      4,396         137            -         4,533
                                                       --------      ------      -------      --------
                                                        428,597       5,345          989       432,953
                                                       --------      ------      -------      --------

     Total securities                                  $447,704      $6,462      $   990      $453,176
                                                       ========      ======      =======      ========

      At September 30, 2004, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands) (unaudited)

                                     Securities                 Securities
                                         HTM                        AFS
                               ----------------------     ----------------------
                                            Estimated                  Estimated
                               Amortized       Fair       Amortized      Fair
                                 Cost         Value          Cost        Value
                               ----------------------     ----------------------
Within 1 year                   $ 3,514      $ 3,562      $ 44,092     $ 44,139
After 1 but within 5 years        7,185        7,520       282,410      282,634
After 5 but within 10 years       4,806        5,195        10,394       10,605
After 10 years                    1,187        1,294        13,526       14,012
Equity securities                     -            -         4,587        4,675
                                -------     --------      --------     --------
                      Total     $16,692     $ 17,571      $355,009     $356,065
                                =======     ========      ========     ========

Loans

      Total loans amounted to $927.2 million at September 30, 2004, an increase of $130.6 million from $796.6 million at December 31, 2003. The growth was attributable to increases in residential mortgage loans, commercial mortgage loans and commercial and financial loans of $53.7 million, $42.9 million, and $32.3 million, respectively. The growth in residential mortgages was due, in part, to purchases of $36.4 million. These loans were subject to the Company's independent credit analysis prior to purchase. Somewhat offsetting the aforementioned increases were decreases in consumer and commercial leases of $10.2 million and $4.5 million, respectively.

                                        September 30,      December 31,
(in thousands)                              2004               2003
                                        -------------      ------------
                                         (unaudited)
Amount of loans by type
    Real estate-mortgage
       1-4 family residential
          First liens                     $153,984           $100,286
          Junior liens                       2,859              4,138
          Home equity                      147,536            136,477
       Commercial                          372,926            330,040
       Construction                         37,449             31,077
                                          --------           --------
                                           714,754           $602,018
                                          --------           --------
    Commercial loans
       Commercial and financial            181,776            149,462
       Lease financing                      23,968             28,440
                                          --------           --------
                                           205,744            177,902
                                          --------           --------
    Consumer loans
       Lease financing                       2,260             12,416
       Installment                           4,396              4,245
                                          --------           --------
                                             6,656             16,661
                                          --------           --------
                      Total               $927,154           $796,581
                                          ========           ========

Nonperforming Assets

      Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. The Company's nonperforming assets at September 30, 2004 amounted to $9.6 million as compared to $8.8 million at December 31, 2003. The ratio of nonperforming assets to total loans and foreclosed real estate and other repossessed assets decreased to 1.04% at September 30, 2004 from 1.10% at December 31, 2003.

      The following table lists nonaccrual loans, restructured loans and foreclosed real estate and other repossessed assets at September 30, 2004, and December 31, 2003: (in thousands)


                                                     September 30,  December 31,
                                                          2004          2003
                                                     -------------  ------------
                                                      (Unaudited)
Nonperforming loans                                      $9,373        $8,570
Foreclosed real estate and other repossessed assets         246           230
                                                         ------        ------
    Total nonperforming assets                           $9,619        $8,800
                                                         ======        ======

Allowance for Loan and Lease Losses

     The ALLL is generally established through periodic charges to income through the provision for loan and lease losses. During the nine months ended September 30, 2004, the ALLL increased $150 thousand to $9.8 million. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

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

      The following table presents the provisions for loan and lease losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three months ended September 30, 2004 and 2003: (dollars in thousands) (unaudited)

                                                            ----------------------      ----------------------
                                                              Three months ended           Nine months ended
                                                                 September 30,               September 30,
                                                              2004          2003          2004          2003
                                                            ----------------------      ----------------------

Average loans outstanding                                   $903,113      $788,705      $851,936      $712,480
                                                            ========      ========      ========      ========

Allowance at beginning of period                               9,788         9,537         9,641         7,207
                                                            --------      --------      --------      --------
Loans charged off
     Real estate                                                 202             4           278             4
     Commercial and financial                                     30             -            87            25
     Commercial lease financing                                   67           686           478         1,041
     Consumer loans                                                8            16            52            35
                                                            --------      --------      --------      --------
          Total                                                  307           706           895         1,105
                                                            --------      --------      --------      --------

Recoveries of loans previously charged off
     Real estate                                                  15            35            19            35
     Commercial and financial                                      -             -             6             -
     Commercial lease financing                                    -             1            48             3
     Consumer loans                                                1             3             3             6
                                                            --------      --------      --------      --------
          Total                                                   16            39            76            44
                                                            --------      --------      --------      --------

Additions due to merger                                            -             -             -         1,929
Provision for loan and lease losses                              300           485           975         1,280
                                                            --------      --------      --------      --------
Allowance at end of period                                  $  9,797      $  9,355      $  9,797      $  9,355
                                                            ========      ========      ========      ========

Allowance to total loans (end of period)                        1.06  %       1.19  %       1.06  %       1.21  %
Ratio of net charge-offs to average loans (annualized)          0.13  %       0.34  %       0.13  %       0.20  %

Deposits

      Deposits,  which  include   non-interest-bearing   demand  deposits,  time
deposits and other interest-bearing deposits, are an essential and cost-effective funding source for the Company. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total deposits. At September 30, 2004, such deposits amounted to $693.4 million representing 55.8% of total deposits compared to 56.3% of total deposits at December 31, 2003. The Company attributes its success in growing deposits to the emphasis it places on building core customer relationships by offering a variety of products designed to meet the financial needs of its customers based on their identifiable "life stages".

      At September 30, 2004, total deposits increased $88.5 million, or 7.7%, as compared to December 31, 2003. We experienced growth in both core deposits (non time deposits) of $48.8 million, or 5.6% and time deposits increased $39.8 million, or 14.1%, respectively, at September 30, 2004 as compared to December 31, 2003. The growth in core deposits was due to increases in interest bearing demand and non-interest demand of $41.5 million and $6.5 million, respectively. Time deposits amounted to $321.7 million, or 25.8%, of total deposits at September 30, 2004, as compared to $282.0 million, or 24.4%, at December 31, 2003.

      For the nine months ended September 30, 2004, the Company's overall yield on deposits declined by 35 basis points from 1.33% to 0.98%, as compared to the same period last year. The decrease was attributed predominately to changes in market interest rates and a change in the composition of deposit liabilities.

      The  following  table  reflects the  composition  of deposit  liabilities:
(dollars in thousands)

                                     -------------       ------------
                                     September 30,       December 31,
                                          2004                 2003
                                     -------------       ------------
                                      (Unaudited)
Non-interest Demand                     $230,198            $223,745
Interest Bearing Demand                  488,328             446,786
Savings                                  115,820             120,136
Money Market Savings                      89,242              84,162
Time Deposits <$100,000                  288,815             265,356
Time Deposits >$100,000                   32,911              16,613
                                      ----------          ----------
     Total                            $1,245,314          $1,156,798
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

      The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during the first nine months of 2004. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

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

      The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At September 30, 2004, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment. Based on that simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 5.3% At September 30, 2004, the

Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment: (unaudited)

                                    ------------------------------
                                    Percentage Change in Estimated
                                      Net Interest Income over a
                                         twelve month horizon
                                    ------------------------------
                                             September 30,
                                        2004              2003
                                        ----              ----
+200 basis points                      -5.3 %            -3.9 %
+100 basis points                      -2.5              -0.3
-100 basis points                      -2.0              -6.0
-200 basis points                        *                 *

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

      At September 30, 2004, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

      Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2004, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.

     The capital levels of the Company and the Bank at September 30, 2004, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table. The change in the Company's risk weighted capital ratios during the nine month period ending September 30, 2004 was primarily a result of a shift from securities which had a lower risk rating basis into loans.

      The  Company's and the Bank's  capital  amounts and ratios are as follows:
(dollars in thousands)

                                                                                                           To Be "Well
                                                                                                        Capitalized" Under
                                                                                 For Capital            Prompt Corrective
                                                           Actual             Adequacy Purposes         Action Provisions
                                                     -----------------        -----------------         -----------------
                                                     Amount      Ratio        Amount      Ratio         Amount      Ratio
                                                     ------      -----        ------      -----         ------      -----
As of September 30, 2004: (unaudited)
   Total Capital (to Risk Weighted Assets):
      The Company                                   $98,540      10.09 %      $78,115      8.00 %          N/A        N/A
      The Bank                                       98,068      10.04         78,123      8.00         97,654      10.00 %
   Tier 1 Capital (to Risk Weighted Assets):
      The Company                                    88,603       9.07        $39,057      4.00            N/A        N/A
      The Bank                                       88,131       9.02         39,062      4.00         58,592       6.00
   Tier 1 Capital (to Average Assets):
      The Company                                    88,603       6.43        $41,318      3.00            N/A        N/A
      The Bank                                       88,131       6.38         41,417      3.00         69,029       5.00
As of December 31, 2003:
   Total Capital (to Risk Weighted Assets):
      The Company                                   $91,694      10.46 %      $70,146      8.00 %          N/A        N/A
      The Bank                                       91,358      10.35         70,637      8.00        $88,296      10.00 %
   Tier 1 Capital (to Risk Weighted Assets):
      The Company                                    81,913       9.34         35,073      4.00            N/A        N/A
      The Bank                                       81,576       9.24         35,319      4.00         52,978       6.00
   Tier 1 Capital (to Average Assets):
      The Company                                    81,913       6.24         39,367      3.00            N/A        N/A
      The Bank                                       81,576       6.22         39,318      3.00         65,530       5.00

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

      The Company's most liquid assets are cash and cash equivalents. At September 30, 2004, the total of such assets amounted to $53.6 million, or 3.7%, of total assets, compared to $31.4 million, or 2.3%, of total assets at December 31, 2003. Fluctuations in cash and cash equivalents are largely due to sales of securities, deposit growth and loan prepayments, which produce funds that are placed in federal funds sold or interest earning deposits pending investment in loans and securities.

      Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At September 30, 2004 and December 31, 2003, total deposits amounted to $1.2 billion. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At September 30, 2004, advances from the FHLB and REPOS amounted to $44.0 million and $9.8 million, respectively, as compared to $56.5 million and $15.6 million, respectively, at December 31, 2003.

      Another significant liquidity source is the Company's securities portfolio. Total securities at September 30, 2004 amounted to $372.8 million, a decrease of $79.3 million, from $452.1 million at December 31, 2003. At September 30, 2004 securities AFS amounted to $356.1 million, or 95.5%, of total securities compared to $433.0 million, or 95.8%, of total securities at December 31, 2003.

      In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $100.0 million line of credit available through its membership in the FHLB.

      The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the Condensed Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's condensed consolidated balance sheet until the instrument is exercised. At September 30, 2004 outstanding commitments to fund loans totaled $273.3 million and outstanding standby letters of credit totaled $2.6 million.

      The Company has historically paid quarterly cash dividends and anticipates continuing paying quarterly dividends in the future. The Company could, if necessary, modify the amount or frequency, of dividends as an additional source of liquidity. There are imposed dividend restrictions on the Bank, which are described in Note 18 "Restrictions of Subsidiary Bank Dividends" in the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit and to maintain proper levels of liquidity.

Item 4: Controls and Procedures

      In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended September 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial
Officer  have  concluded  that  our  disclosure   controls  and  procedures  are
effective.

      The Company maintains internal control over financial reporting. During the quarter ended September 30, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Reference is also made to Note 4 of the Company's Consolidated Financial Statements in this Form 10-Q.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds

      Set forth below is certain information regarding repurchases of our common stock during the quarter.

                    Total Number         Average
                      of Shares        Price Paid
    Period            Purchased         per Share
    ------          ------------       ----------

8/1/04-8/31/04           875             $24.72
                         ===             ======

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

Dated: November 9, 2004