Form 10-K
period 2004-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2005-03-16
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K
                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Yes  _X_   No ___

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

Yes  _X_   No ___

      The aggregate market value of registrant's voting stock held by non-affiliates of the registrant computed June 30, 2004 based on the average bid and asked price for such stock on that date was approximately $315,241,000.

         The number of outstanding shares of the Registrant's common stock, no par value per share, as of February 28, 2005, was as follows:

    Class                                         Number of Outstanding Shares
    -----                                         ----------------------------
Common Stock
(No par value)                                              19,126,446

Documents incorporated by reference:

Portions of registrant's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (the "2005 annual Meeting Proxy Statement") to be filed on or about March 30, 2005 are incorporated by reference to Part III of this Annual Report on Form 10-K.

Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2004 (the "2004 Annual Report to Shareholders") are incorporated by reference to Parts II and IV of this Annual Report on Form 10-K.

With the exception of information specifically incorporated by reference, the 2005 Annual Meeting Proxy Statement and the 2004 Annual Report to Shareholders are not deemed to be part of the report.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I                                                                      PAGE
Item 1.         Business...................................................    1
Item 2.         Properties.................................................   11
Item 3.         Legal Proceedings..........................................   11
Item 4.         Submission of Matters to a Vote of Security Holders........   11

PART II
Item 5.         Market for Registrant's Common Equity and Related
                    Stockholder Matters....................................   12
Item 6.         Selected Financial Data....................................   13
Item 7.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................   15
Item 7A.        Quantitative and Qualitative Disclosures About
                    Market Risk............................................   15
Item 8.         Financial Statements and Supplementary Data................   15
Item 9.         Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.................   15
Item 9A         Controls and Procedures....................................   15
Item 9B         Other Information..........................................   18

PART III
Item 10.        Directors and Executive Officers...........................   18
Item 11.        Executive Compensation.....................................   19
Item 12.        Security Ownership of Certain Beneficial Owners
                    and Management and Related Stockholder Matters.........   20
Item 13.        Certain Relationships and Related Transactions.............   21
Item 14.        Principal Accounting Fees and Services.....................   21

PART IV
Item 15.        Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K................................   22
Exhibit Index   ...........................................................   22
Signatures      ...........................................................   24

                                     PART I

Item 1. Business

   General
   _______

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

      As  of  December  31,  2004,  the  Company  had  consolidated   assets  of
approximately   $1.5  billion,   deposits  of  approximately  $1.2  billion  and
shareholders' equity of approximately $150.2 million.

      As a holding company, the Company provides support services to its direct and indirect subsidiaries. These include executive management, personnel and benefits, risk management, data processing, strategic planning, legal, and accounting and treasury.

   Banking Subsidiary
   __________________

      The Bank, established in 1969, is a full-service New Jersey-chartered commercial bank headquartered in Saddle Brook, New Jersey. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). It offers banking services for individuals and businesses through twenty-nine (29) banking offices and one (1) supermarket mini-branch in Bergen County, New Jersey. The Bank maintains thirty-two (32) automated teller machines (operating within the Star(TM), Plus(TM), CIRRUS(TM), VISA(TM), NYCE(TM), and MasterCard(TM) networks), which are located at twenty-nine of the banking offices, a supermarket, and the Bank's operations center.

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

   Description of Banking and Related Operations
   _____________________________________________

      Through the Bank, the Company offers a wide range of consumer banking products and services including checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, residential mortgages, home equity loans and lines of credit, home improvement loans and automobile loans. The Bank also offers a VISA Credit Card and convenience services; such as, the Interchange Debit Card which allows our customers to make purchases wherever the Visa Debit Card is accepted and is also used as an ATM card to perform basic banking transactions.

      Other services that the Bank offers are InterBank(SM) online banking and Bill Paying. InterBank(SM) allows our customers to access account information, process transfers between accounts, view paid check images, place a stop payment and much more. The InterBank(SM) Bill Paying service lets customers pay bills online - controlling which merchants they pay, the amount they pay and when they pay all with safety, speed, simplicity and confidence. When customers are not able to get to a branch or do their banking online, they can be in touch with their accounts by phone 24 hours a day, 7 days a week with Interchange Bank-Line.

      The Bank's online services can be accessed through the Bank's web site at www.interchangebank.com. As discussed herein, additional products and services may be accessed through the Bank's web site.

      The Bank also is engaged in the financing of local business and industry, providing credit facilities and related services for smaller businesses, typically those with $1 million to $5 million in annual sales. Commercial loan customers of the Bank are businesses ranging from light manufacturing and local wholesale and distribution companies to medium-sized service firms and local retail businesses. Most types of commercial loan products are offered, including working capital lines of credit, small business administration loans, term loans for fixed asset acquisitions, commercial mortgages, equipment lease financing and other forms of asset-based financing. In addition, the Bank offers a full line of cash management services for the corporate customer, including online banking through Interbanking(SM), Business Check Card, Merchant Services, Lockbox and Escrow Management. The Bank also specializes in developing corporate retirement plans for it's customers through the Bank's Investment Services Department.

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

      The Bank believes that opportunities continue to exist to satisfy the deposit and borrowing needs of small and middle market businesses. Larger banks continued to show an appetite for only the largest loans, finding themselves challenged to administer smaller loans profitably. Interchange has the desire and the ability to give smaller and mid-sized businesses the service they require. Many small businesses eventually become midsize businesses, with a corresponding change in their financial requirements. By designing programs to accommodate the changing needs of growing businesses, Interchange believes it is extending the longevity of valuable customer relationships. For example, through our subsidiary, Interchange Capital Company, L.L.C., we are able to extend cost-effective equipment leasing solutions for a variety of expansion and upgrading projects. The Bank believes that it is able to maintain its relationship with these growing businesses because of its ability to be responsive to both small and midsize business constituencies.

Personnel
_________

      The Company had 326 full-time-equivalent employees at year-end 2004. The Company believes its relationship with employees to be good.

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

      Capital Adequacy Guidelines

      The Federal Reserve issued guidelines establishing risk-based capital requirements for bank holding companies having more than $150 million in assets and member banks of the Federal Reserve System. The guidelines established a risk-based capital framework consisting of (1) a definition of capital and (2) a system for assigning risk weights. Capital consists of Tier 1 capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier 2, which includes a portion of the allowance for loan losses. Effective October 1, 1998, the Federal Reserve adopted an amendment to its risk-based capital guidelines that permits insured depository institutions to include in their Tier 2 capital up to 45% of the pre-tax net unrealized gains on certain available for sale equity securities. All assets and off-balance-sheet items are assigned to one of four weighted risk categories ranging from 0% to 100%. Higher levels of capital are required for the categories perceived as representing the greater risks. The Federal Reserve established a minimum risk-based capital ratio of 8% (of which at least 4% must be Tier 1). An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance sheet items into account in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards. In addition to the risk-based guidelines discussed above, the Federal Reserve requires that a bank holding company and bank which meet the regulator's highest performance and operational standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier 1 capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased. At December 31, 2004, the Company and the Bank satisfied these ratios to be categorized as a "well-capitalized" institutions, which in the regulatory framework for prompt corrective action imposes the lowest level of supervisory restraints.

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

   Available Information
   _____________________

      The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company's web site as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission. The documents can also be obtained on the Securities and Exchange Commission website at www.sec.gov. The Company's web site address is www.interchangebank.com.

Forward Looking Information

      In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company, which are not historical facts, may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan and lease portfolio, the quality of the loan and lease portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) disruptions caused by terrorism, such as the events of September 11, 2001, or military actions in the Middle East or other areas; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; and (vi) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2004.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

      The Company's common stock is presently listed for quotation on the Nasdaq National Market System under the symbol "IFCJ". At February 28, 2005, there were approximately 1,281 shareholders of record. A portion of the Company's common stock is held in "street name" by nominees for beneficial owners, so the actual number of shareholders is probably higher. The following table sets forth, for the periods indicated, the reported high and low sales prices by quarter:

Quarterly Common Stock Price Range
for the years ended December 31,
--------------------------------------------------------------------------------

                                         High          Low          Cash
                                         Sales        Sales       Dividends
                                         Price        Price       Declared
                                         -----        -----       --------
2004
      First quarter ..............      $ 18.33      $ 14.80      $ 0.08
      Second quarter .............        16.89        14.85        0.08
      Third quarter ..............        17.15        15.33        0.08
      Fourth quarter .............        17.97        15.82        0.08

2003
      First quarter ..............      $ 12.02      $ 10.73      $ 0.07
      Second quarter .............        15.00        11.47        0.07
      Third quarter ..............        15.01        12.89        0.07
      Fourth quarter .............        17.79        13.63        0.07


All per share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

      A cash dividend of $0.07 and $0.08 was declared on each common share outstanding in each quarter during 2003 and 2004, respectively.

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

Item 6. Selected Financial Data

      The following selected financial data are derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Consolidated Statements of Financial Condition as of December 31, 2004 and 2003, and the Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2004 and the report thereon of Deloitte & Touche LLP are included on pages 13 through 52 of the Company's 2004 Annual Report to Shareholders filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years Ended December 31,
--------------------------------------------------------------------------------

                                                      2004             2003 (1)           2002            2001             2000
                                                  -------------     -------------     -------------   -------------   -------------
Income Statement Data (in thousands)
  Interest income                                 $      66,100     $      60,267     $      56,500   $      57,402   $      55,621
  Interest expense                                       13,654            13,874            17,478          23,444          24,227
                                                  -------------     -------------     -------------   -------------   -------------
    Net interest income                                  52,446            46,393            39,022          33,958          31,394
  Provision for loan losses                               1,200             1,815             1,500           1,075             750
                                                  -------------     -------------     -------------   -------------   -------------
    Net interest income after provision
      for loan losses                                    51,246            44,578            37,522          32,883          30,644
  Non-interest income                                    11,457            10,645             6,514           5,578           4,381
  Non-interest expenses                                  36,008            31,239            25,063          22,873          21,177
                                                  -------------     -------------     -------------   -------------   -------------
    Income before income taxes                           26,695            23,984            18,973          15,588          13,848
  Income Taxes                                            8,481             7,618             6,096           5,048           4,592
                                                  -------------     -------------     -------------   -------------   -------------
  Net income                                      $      18,214     $      16,366     $      12,877   $      10,540   $       9,256
                                                  =============     =============     =============   =============   =============

Per Share Data (2)
  Basic earnings per common share                 $        0.95     $        0.92     $        0.88   $        0.72   $        0.63
  Diluted earnings per common share                        0.94              0.91              0.86            0.72            0.63
  Cash dividends declared                                  0.33              0.29              0.27            0.24            0.22
  Special Cash Dividend                                       -                 -              0.03               -               -
  Book value                                               7.85              7.45              5.48            4.69            4.22
  Tangible book value (3)                                  4.74              4.39              5.37            4.69            4.21

  Weighted average shares outstanding
    (in thousands)
    Basic                                                19,124            17,724            14,714          14,667          14,715
    Diluted                                              19,476            17,987            14,899          14,734          14,756

Balance Sheet Data-end of year
  (in thousands)
  Total assets                                    $   1,464,141     $   1,385,872     $     936,332   $     830,949   $     770,244
  Securities held-to-maturity and
    securities available-for-sale                       388,729           452,060           252,512         193,902         161,354
  Loans and leases                                      934,181           796,581           615,641         581,323         560,879
  Allowance for loan and lease losses                     9,797             9,641             7,207           6,569           6,154
  Total deposits                                      1,246,138         1,156,797           815,672         726,483         668,860
  Securities sold under agreements
    to repurchase                                         4,401            15,618            17,390           6,700          18,500
  Short-term borrowings                                  24,600            46,491                 -          18,100          13,000
  Long-term borrowings                                   30,000            10,000            10,000               -               -
  Total stockholders' equity                      $     150,155     $     143,193     $      80,680   $      68,233   $      61,984

Selected Performance Ratios
  Return on average total assets                           1.29%             1.35%             1.43%           1.31%           1.24%
  Return on average total
    stockholders' equity                                  12.54             13.54             17.35           16.06           16.18
  Dividend Payout                                         35.03             30.37             33.56           33.37           35.24
  Average total stockholders' equity
    to average total assets                               10.25              9.95              8.27            8.13            7.64
  Net yield on interest earning assets
    (taxable equivalent) (4)                               4.16              4.29              4.68            4.49            4.41
  Non-interest income to average
    total assets                                           0.81              0.88              0.73            0.69            0.59
  Non-interest expense to average
    total assets                                           2.54              2.57              2.79            2.83            2.83

Asset Quality-end of year
  (in thousands)
  Nonaccrual loans and leases to total
    loans and leases                                       0.98%             1.08%             0.97%           0.37%           0.25%
  Nonperforming assets to total assets                     0.63              0.63              0.66            0.34            0.21
  Allowance for loan and lease losses
    to nonaccrual loans and leases                       107.27            112.50            120.86          304.12          441.15
  Allowance for loan and lease losses
    to total loans and leases                              1.05              1.21              1.17            1.13            1.10
  Net charge-offs to average loans
    and leases                                             0.12              0.13              0.14            0.11            0.01

Liquidity and Capital
  Average loans and leases to
    average deposits                                      72.63%            69.39%            78.21%          81.77%          82.81%
  Total stockholders' equity to
    total assets                                          10.26             10.33              8.62            8.21            8.05
  Tier 1 capital to risk weighted assets                   9.36              9.34             12.16           11.74           11.75
  Total capital to risk weighted assets                   10.35             10.46             13.33           12.89           12.92
  Tier 1 capital to average assets                         6.49              6.24              8.12            8.09            8.02

--------------------------------------------------------------------------------

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

(2) All per share data and weighted average shares were restated to reflect a 3-for-2 stock split declared on May 23, 2002 and January 18, 2005 and paid on July 12, 2002 and February 18, 2005, respectively.

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

                                                         2004            2003 (1)          2002              2001             2000
                                                      ---------         ---------        ---------        ---------        ---------
Total stockholders' equity                            $ 150,155         $ 143,193        $  80,680        $  68,233        $  61,984
Less: goodwill and other
  intangible assets                                      59,612            58,826            1,678                -               81
                                                      ---------         ---------        ---------        ---------        ---------
    Total tangible capital                            $  90,543         $  84,367        $  79,002        $  68,233        $  61,903
                                                      =========         =========        =========        =========        =========

Total shares issued (2)                                  19,120            19,215           14,723           14,536           14,694

    Tangible book value per share (2)                 $    4.74         $    4.39        $    5.37        $    4.69        $    4.21

(4) Net yield on interest earning assets (taxable equivalent) is calculated by dividing net interest income (on a fully taxable equivalent basis utilizing a 34% effective tax rate) by average interest earning assets. This measure represents a non-GAAP measure

                                                    2004            2003 (1)            2002              2001              2000
                                                 ----------        ----------        ----------        ----------        ----------
Net interest income                              $   52,446        $   46,393        $   39,022        $   33,958        $   31,394
Tax-equivalent basis adjustment                         643               533               376               324               158
                                                 ----------        ----------        ----------        ----------        ----------
  Net interest income (on a
    fully taxable equivalent
    basis)                                       $   53,089        $   46,926        $   39,398        $   34,282        $   31,552
                                                 ==========        ==========        ==========        ==========        ==========

Average interest earning assets                  $1,275,734        $1,093,373        $  842,191        $  764,218        $  715,113

  Net yield on interest earning
    assets (taxable equivalent)                        4.16%             4.29%             4.68%             4.49%             4.41%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 30 of the Company's 2004 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      The information regarding the market risk of the Company's financial instruments, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 25 of the Company's 2004 Annual Report to Shareholders filed as Exhibit 13 hereto is incorporated herein by reference.

Item 8. Financial Statements and Supplemental Data

      The financial statements required by this Item are included in the Company's 2003 Annual Report to Shareholders on pages 31 through 52, filed as
Exhibit 13 hereto and incorporated herein by reference.

                                                                  Page of Annual
                                                                    Report to
                                                                   Shareholders
                                                                  --------------
      Report of Independent Registered Public Accounting Firm          31
      Interchange Financial Services Corporation
        and Subsidiaries
          Consolidated Balance Sheets                                  32
          Consolidated Statements of Income                            33
          Consolidated Statements of Changes in
            Stockholders' Equity                                       34
          Consolidated Statements of Cash Flows                        35
          Notes to Consolidated Financial Statements
            (Notes 1 - 22)                                           36 - 52

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

Item 9A.  Controls and Procedures

      Evaluation of Disclosure Controls and Procedures.

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission's
(SEC) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

      Changes in Internal Control over Financial Reporting.

      There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Report on Internal Control Over Financial Reporting.

      The management of Interchange Financial Services Corporation (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may change.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of December 31, 2004, the Company's internal control over financial reporting was effective based on those criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Interchange Financial Services Corporation
Saddle Brook, New Jersey

We have audited management's assessment, included in the accompanying management's assertion report, that Interchange Financial Services Corporation and subsidiaries (the "Company"), maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 11, 2005

Item 9B. Other Information.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers

      a. Directors

            The information contained in the section entitled "INTERCHANGE PROPOSAL NO. 1 - ELECTION OF DIRECTORS - Nominees and Directors" in the Company's 2005 Annual Meeting Proxy Statement to be filed on or before March 30, 2005 is incorporated herein by reference in response to this item.

      b. Executive Officers

            The following table sets forth the names, ages, and present positions of the Company's and the Bank's principal executive officers:

      Name                     Age  Positions Held with the Company and the Bank
      ----                     ---  --------------------------------------------

      ANTHONY S. ABBATE ......  65  President and Chief Executive Officer

      ANTHONY J. LABOZZETTA ..  41  Executive Vice President and Chief
                                    Operating Officer

      PATRICIA D. ARNOLD .....  46  Senior Vice President and Chief
                                    Lending Officer

      CHARLES T. FIELD .......  40  Senior Vice President and Chief
                                    Financial Officer

      FRANK R. GIANCOLA ......  51  Senior Vice President and
                                     Compliance Officer

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

            PATRICIA D. ARNOLD, Senior Vice President and Chief Lending Officer since August 1997; First Vice President from 1995 to 1997; Department Head Vice President from 1986 to 1995; Assistant Vice President from 1985 to 1986; Commercial Loan Officer-Assistant Treasurer from 1983 to 1985.

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

            FRANK R. GIANCOLA, Senior Vice President and Compliance Officer since September 1997; Senior Vice President-Retail Banking from 1993 to 1997; Senior Vice President-Operations of the Bank from 1984 to 1993; Senior Operations Officer from 1982 to 1984; Vice President/Branch Administrator from 1981 to 1982. Engaged in the banking industry since 1971.

            Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Management is not aware of any family relationship between any director or executive officer. No executive officer was selected to his or her position pursuant to any arrangement or understanding with any other person.

         c. Compliance with Section 16(a)

                  Information contained in the section entitled "PRINCIPAL SHAREHOLDERS AND HOLDINGS OF MANAGEMENT OF INTERCHANGE - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2005 Annual Meeting Proxy Statement to be filed on or before March 30, 2005 is incorporated herein by reference in response to this item.

         d. Code of Ethics

                  We have adopted Codes of Ethics for our Board of Directors and employees. The Code of Ethics is available free of charge by contacting the Company.

Item 11. Executive Compensation

      Information contained in the section entitled "INTERCHANGE EXECUTIVE COMPENSATION AND OTHER INTERCHANGE INFORMATION - Executive Compensation" in the Company's 2005 Annual Meeting Proxy Statement to be filed on or before March 30, 2005 is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information contained in the section entitled "Principal Shareholders and Holdings of Management of Interchange" in the Company's 2005 Annual Meeting Proxy Statement to be filed on or before March 30, 2005 is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

      The table below summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Number of securities
                                                                                                    remaining available for
                                             Number of securities to be      Weighted-average        future issuance under
                                              issued upon exercise of       exercise price of      equity compensation plans
                                                outstanding options,       outstanding options,      (excluding securities
Plan category                                   warrants and rights        warrants and rights      reflected in column (a))
----------------------------------------------------------------------------------------------------------------------------
                                                       (a)                         (b)                         (c)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
  by security holders                                782,293                     $16.82                      271,575
Equity compensation plans not
  approved by security holders                             -                          -                            -
                                                     -------                     ------                      -------
Total                                                782,293                     $16.82                      271,575
                                                     =======                     ======                      =======

The Outside Director Incentive Compensation Plan

      The Outside Director Incentive Compensation Plan is designed to attract qualified personnel to accept positions of responsibility as outside directors with Interchange and to provide incentives for persons to remain on the board as outside directors. The Compensation/Stock Option Committee administers the Outside Director Incentive Compensation Plan, reviews the awards and submits recommendations to the full board of directors for action. Options to acquire 1,500 shares (2,250 shares after giving effect for the 3-for-2 stock split declared on January 18, 2005) of Interchange common stock are granted to each outside director of Interchange each year on the anniversary date of the initial grant. Each option represents the right to purchase, upon exercise, one share of Interchange common stock at an exercise price equal to the price of a share of stock at the close of business on the date of the grant as reported by the NASDAQ National Market. Stock options may be exercisable between one and ten years from the date granted. All options granted under the Outside Director Incentive Compensation Plan are non-qualified stock options and are not entitled to special tax treatment under the Internal Revenue Code of 1986, as amended.

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

      The Stock Option and Incentive Plan also provides for the issuance of incentive stock awards as determined by the board of directors of Interchange. Certain key executives may be awarded incentive compensation in the form of 3-year restricted stock, which is forfeitable upon termination of employment during that time period. Key employees may also use their cash bonus to purchase two-year restricted stock at a twenty-five percent discount. All amounts in excess of the discounted purchase price of this stock are forfeitable should the employee's employment terminate during that time period. Incentive stock awards are an important factor in attracting and motivating key executives who will dedicate their maximum efforts toward the advancement of the Company.

Item 13. Certain Relationships and Related Transactions

      The information contained in the section entitled "Certain Relationships and Related Party Transactions of Interchange" in the Company's 2005 Annual Meeting Proxy Statement to be filed on or before March 30, 2005 is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

      The items required by Part III, Item 14 are incorporated herein by reference from the Company's 2005 Annual Meeting Proxy Statement to be filed on or before March 30, 2005.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   The following documents are filed as part of this Report:

            1.    Financial Statements: The Financial Statements listed under
                  Item 8 to this Report are set forth at pages 31 through 34, and the Notes to Consolidated Financial Statements are set forth at pages 35 through 51, of the 2005 Annual Report to Shareholders (See Exhibit 13 under paragraph (a)3 of this Item
                  14).

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

                  Exhibit 3(b) Amended and Restated Bylaws of Registrant, dated October 24, 2002(Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

            *     Exhibit 10(a)     Agreement for legal services between Andora
                                    and Romano and Registrant, dated April 22,
                                    2004.

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

            (1)   Exhibit 10(d)     Directors' Retirement Plan, as Amended 2003
                                    (Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for fiscal year ended December 31, 2003)

            (1)   Exhibit 10(e)     Executives' Supplemental Pension Plan
                                    (Incorporated by reference to Exhibit 10(i)
                                    (4) to Annual Report on Form 10-K for fiscal year ended December 31, 1994)

            (1)   Exhibit 10(f)     Change-in-Control Agreements for the
                                    Registrant's principal executive officers, and Amendment dated June 14, 2001
                                    (Incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for fiscal year ended December 31, 2001)

            *     Exhibit 10(f)(1)  Change-in-Control Agreement for the
                                    Registrant's principal financial officer, dated April 12, 2004.

            *     Exhibit 11        Statement regarding computation of per share
                                    earnings

            *     Exhibit 13        Portion of the Annual Report to Shareholders
                                    for the year ended December 31, 2004

            *     Exhibit 21        Subsidiaries of Registrant

            *     Exhibit 31.1      Certification of Chief Executive Officer
                                    Pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002

            *     Exhibit 31.2      Certification of Chief Financial Officer
                                    Pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002

            *     Exhibit 32        Certification Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K during the quarter ended December 31, 2004:

                                    Form 8-K filed October 20, 2004, reporting dividends for the fourth quarter period ending December 31, 2004.

                                    Form 8-K filed October 29, 2004, reporting earnings for the third quarter period ending September 30, 2004.

                                    Form 8-K filed November 22, 2004, reporting the resignation of Joseph C. Parisi from the Board of Directors of the Registrant.

                                    Form 8-K filed December 2, 2004, reporting the passing of Benjamin Rosenzweig, Director and Secretary of the Board of Directors of the Registrant and its subsidiary, Interchange Bank.

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

                                                           Interchange Financial Services Corporation

By: /s/Anthony S. Abbate                                       By:/s/Charles T. Field
    -------------------------------------------------          -------------------------------------------------
    Anthony S. Abbate                                          Charles T. Field
    President and Chief Executive Officer                      Senior Vice President and Chief Financial Officer
    (principal executive officer)                              (principal financial and accounting officer)

March 16, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/Anthony S. Abbate                                       /s/Charles T. Field
-----------------------------------------------------      -----------------------------------------------------
Anthony S. Abbate                      March 16, 2005      Charles T. Field                       March 16, 2005
   Director                                                   Senior Vice President and
   President and Chief Executive Officer                      Chief Financial Officer

/s/Anthony D. Andora                                       /s/James E. Healey
-----------------------------------------------------      -----------------------------------------------------
Anthony D. Andora                      March 16, 2005      James E. Healey                        March 16, 2005
   Director                                                   Director
   Chairman of the Board

/s/Gerald A. Calabrese Jr.                                 /s/Nicholas R. Marcalus
-----------------------------------------------------      -----------------------------------------------------
Gerald A. Calabrese, Jr.               March 16, 2005      Nicholas R. Marcalus                   March 16, 2005
   Director                                                   Director

/s/Donald L. Correll                                       /s/Eleanore S. Nissley
-----------------------------------------------------      -----------------------------------------------------
Donald L. Correll                      March 16, 2005      Eleanore S. Nissley                    March 16, 2005
   Director                                                   Director

/s/Anthony R. Coscia                                       /s/Jeremiah F. O'Connor
-----------------------------------------------------      -----------------------------------------------------
Anthony R. Coscia                      March 16, 2005      Jeremiah F. O'Connor                   March 16, 2005
   Director                                                   Director

/s/John J. Eccleston                                       /s/Robert P. Rittereiser
-----------------------------------------------------      -----------------------------------------------------
John J. Eccleston                      March 16, 2005      Robert P. Rittereiser                  March 16, 2005
   Director                                                   Director

/s/David R. Ficca                                          /s/John A. Schepisi
-----------------------------------------------------      -----------------------------------------------------
David R. Ficca                         March 16, 2005      John A. Schepisi                       March 16, 2005
   Director                                                   Director