Form 10-Q
period 2005-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2005-05-10
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q
                                -----------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM____ TO ____


                         Commission File number 1-10518


                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

       New Jersey                                             22-2553159
-------------------------------------                   ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

Park 80 West/Plaza Two, Saddle Brook, NJ                        07663
--------------------------------------------                    -----
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


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __X__ No ___

         The number of outstanding shares of the Registrant's common stock, no par value per share, as of April 29, 2005, was 19,152,464 shares.

                         INTERCHANGE FINANCIAL SERVICES CORPORATION


INDEX

PART I            FINANCIAL INFORMATION
                                                                        Page No.
    Item 1   Financial Statements

               Condensed Consolidated Balance Sheets as of
               March 31, 2005 (unaudited) and December 31, 2004................1

               Unaudited Condensed Consolidated Statements of Income for the
               three months ended March 31, 2005 and 2004......................2

               Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended
               March 31, 2005 and 2004.........................................3

               Unaudited Condensed Consolidated Statements of Cash Flows for
               the three months ended March 31, 2005 and 2004..................4

               Notes to Unaudited Condensed Consolidated Financial Statements..5


    Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................15

    Item 3   Quantitative and Qualitative Disclosures About Market Risk.......27

    Item 4   Controls and Procedures..........................................31

PART II   OTHER INFORMATION

    Item 1   Legal Proceedings................................................33

    Item 2   Unregistered Sales of Equity Securities and Use of Proceeds......33

    Item 3   Defaults upon Senior Securities..................................33

    Item 4   Submission of Matters to a Vote of Security Holders..............33

    Item 5   Other Information................................................33

    Item 6   Exhibits and Reports on Form 8-K.................................33

              Signatures......................................................34

Item 1:           FINANCIAL STATEMENTS
Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(dollars in thousands, except share data)

                                                               March 31    December 31,
                                                                2005           2004
                                                             -----------   -----------
                                                             (unaudited)
Assets
Cash and due from banks                                         $ 31,762     $ 33,108
Interest bearing demand deposits                                       2            2
                                                             ------------   ----------
Total cash and cash equivalents                                   31,764       33,110
                                                             ------------   ----------

Securities held-to-maturity at amortized cost
   (estimated fair value of $14,087 and
   $15,276 for March 31, 2005 and December 31,
   2004, respectively)                                            13,510       14,530
                                                             ------------ ------------
Securities available-for-sale at estimated fair
   value (amortized cost of $362,257 and
   $375,241 for March 31, 2005 and December 31
   2004, respectively)                                           357,929      374,199
                                                             ------------ ------------

Loans and leases (net of unearned income and
   deferred fees of $5,674 and $5,514 for
   March 31, 2005 and December 31, 2004, respectively)           977,089      934,181
Less:  Allowance for loan and lease losses                         9,876        9,797
                                                             ------------ ------------
Net loans and leases                                             967,213      924,384
                                                             ------------ ------------

Bank owned life insurance                                         26,110       25,847
Premises and equipment, net                                       17,579       17,713
Foreclosed assets and other repossessed assets                       150          156
Goodwill                                                          55,952       55,952
Intangible assets                                                  3,534        3,660
Accrued interest receivable and other assets                      15,108       14,590
                                                             ------------ ------------
Total assets                                                  $1,488,849   $1,464,141
                                                             ============ ============

Liabilities
Deposits
    Non-interest bearing                                        $236,439     $235,036
    Interest bearing                                             994,957    1,011,102
                                                             ------------ ------------
Total deposits                                                 1,231,396    1,246,138
                                                             ------------ ------------

Securities sold under agreements to repurchase                     3,729        4,401
Short-term borrowings                                             56,857       24,600
Long-term borrowings                                              35,000       30,000
Accrued interest payable and other liabilities                    10,660        8,847
                                                             ------------ ------------
Total liabilities                                              1,337,642    1,313,986
                                                             ------------ ------------

Stockholders' equity:
Common stock, without par value; 33,750,000 shares
 authorized; 19,144,057 and 19,109,872 shares issued
 and outstanding for March 31, 2005 and December 31,
 2004, respectively                                                5,397        5,397
Capital surplus                                                   73,485       73,320
Retained earnings                                                 89,234       86,542
Accumulated other comprehensive loss, net of taxes
 of $1,719 and $408 for March 31, 2005 and December 31,
 2004, respectively                                               (2,609)        (633)
                                                             ------------ ------------
                                                                 165,507      164,626
Less:  Treasury stock                                             14,300       14,471
                                                             ------------ ------------
Total stockholders' equity                                       151,207      150,155
                                                             ------------ ------------
Total liabilities and stockholders' equity                    $1,488,849   $1,464,141
                                                             ============ ============

-------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.
All share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31,
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)

                                                                           2005          2004
                                                                       ------------  ------------
Interest income
Interest and fees on loans                                                 $ 14,957      $ 12,707
Interest on federal funds sold                                                    -             6
Interest and dividends on securities
    Taxable interest income                                                   2,665         2,650
    Interest income exempt from federal income taxes                            323           269
    Dividends                                                                    60            39
                                                                       ------------  ------------
Total interest income                                                        18,005        15,671
                                                                       ------------  ------------

Interest expense
Interest on deposits                                                          3,922         2,827
Interest on securities sold under agreements to repurchase                       23            42
Interest on short-term borrowings                                               180            70
Interest on long-term borrowings                                                316           198
                                                                       ------------  ------------
Total interest expense                                                        4,441         3,137
                                                                       ------------  ------------

Net interest income                                                          13,564        12,534
Provision for loan and lease losses                                             175           375
                                                                       ------------  ------------
Net interest income after provision for loan and lease losses                13,389        12,159
                                                                       ------------  ------------

Non-interest income
Service fees on deposit accounts                                                883           842
Net gain on sale of securities                                                   67           514
Net gain on sale of loans and leases                                            156            76
Bank owned life insurance                                                       264           261
Commissions on sale of annuities and mutual funds                               182           212
Other                                                                           642           610
                                                                       ------------  ------------
Total non-interest income                                                     2,194         2,515
                                                                       ------------  ------------

Non-interest expense
Salaries and benefits                                                         4,955         4,848
Occupancy                                                                     1,463         1,365
Furniture and equipment                                                         315           334
Advertising and promotion                                                       395           393
Amortization of intangible assets                                               126           126
Other                                                                         1,900         1,851
                                                                       ------------  ------------
                                                                              9,154         8,917

Income before income taxes                                                    6,429         5,757
Income taxes                                                                  2,009         1,771
                                                                       ------------  ------------
Net income                                                                  $ 4,420       $ 3,986
                                                                       ============  ============

Basic earnings per common share                                              $0.23         $0.21
                                                                             =====         =====

Diluted earnings per common share                                            $0.23         $0.20
                                                                             =====         =====

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.
All per share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Interchange Financial Services Corporation
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31,
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)

                                                                            Accumulated
                                                                              Other
                                                Comprehensive   Retained   Comprehensive   Common   Capital   Treasury
                                                   Income       Earnings   Income (Loss)   Stock    Surplus     Stock      Total
                                                -------------   --------   -------------   ------   -------   --------    --------

Balance at January 1, 2004                                      $74,710      $ 2,434       $5,397   $73,231   $(12,579)   $143,193
Comprehensive income
   Net Income                                      $ 3,986        3,986                                                      3,986
   Other comprehensive income, net of taxes
      Unrealized gains on AFS debt securities        1,402
      Less: net gains on disposition
         of securities                                (287)
                                                   -------
   Other comprehensive income, net of taxes          1,115                     1,115                                         1,115
                                                   -------
Comprehensive income                               $ 5,101
                                                   =======

Dividends on common stock                                        (1,602)                                                    (1,602)
Issued 11,690 shares of common stock
   in connection with Executive
   Compensation Plan                                                                                    103        102         205
Exercised 10,811 option shares                                                                           (9)        84          75
Purchased 127,179 shares of common stock                                                                        (2,154)     (2,154)
                                                                -------      -------       ------   -------   --------    --------
Balance at March 31, 2004                                        77,094        3,549        5,397    73,325    (14,547)    144,818

Comprehensive income
   Net Income                                      $14,228       14,228                                                     14,228
   Other comprehensive income, net of taxes
    Unrealized losses on AFS debt securities        (3,551)
    Less: net gains on disposition of securities      (773)
    Unrealized  gains on equity securities             137
    Minimum pension liability adjustment                 5
                                                   -------
   Other comprehensive losses, net of taxes         (4,182)                   (4,182)                                       (4,182)
                                                   -------
Comprehensive income                               $10,046
                                                   =======

Dividends on common stock                                        (4,780)                                                    (4,780)
Exercised 11,254 option shares                                                                           (5)        97          92
Purcahsed 1,313 shares of common stock                                                                             (21)        (21)
                                                                -------      -------       ------   -------   --------    --------
Balance at December 31, 2004                                     86,542         (633)       5,397    73,320    (14,471)    150,155

Comprehensive income
   Net Income                                      $ 4,420        4,420                                                      4,420
   Other comprehensive income, net of taxes
    Unrealized losses on AFS debt securities        (1,890)
    Less: net gains on disposition of securities       (86)
                                                   -------
   Other comprehensive losses, net of taxes         (1,976)                   (1,976)                                       (1,976)
                                                   -------
Comprehensive income                               $ 2,444
                                                   =======
Dividends on common stock                                        (1,721)                                                    (1,721)
Issued 17,111 shares of common stock
   in connection with Executive
   Compensation Plan                                                                                    154        151         305
Exercised 11,675 option shares                                                                           11         96         107
Purchased 4,532 shares of common stock                                                                             (76)        (76)
Payout of fractional shares resulting from the
  three-for-two stock split declared January 18,
  2005 and paid on February 18, 2005                                 (7)                                                        (7)
                                                                -------      -------       ------   -------   --------    --------
Balance at March 31, 2005                                       $89,234      $(2,609)      $5,397   $73,485   $(14,300)   $151,207
                                                                =======      =======       ======   =======   ========    ========

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.
All share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Interchange Financial Services Corporation
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year to Date Periods Ended, March 31,
-------------------------------------------------------------------------------
(in thousands)
(unaudited)
                                                                                     2005        2004
                                                                                  ----------  ---------
Cash flows from operating activities
Net income                                                                          $ 4,420    $ 3,986
Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                       502        498
    Amortization of securities premiums                                               1,088      1,590
    Accretion of securities discounts                                                   (73)       (58)
    Amortization of loan premiums                                                        23          -
    Amortization of premiums in connection with acquisition                             203        356
    Provision for loan and lease losses                                                 175        375
    Loss on foreclosed assetsand other repossessed assets                                13          -
    Increase in cash surrender value of Bank Owned Life Insurance                      (263)      (261)
    Net gain on sale of securities                                                      (67)      (514)
    Origination of loans held for sale                                               (2,490)      (880)
    Sale of loans held for sale                                                       2,645        941
    Net gain on sale of loans and leases                                               (156)       (76)
    Net gain on sale of foreclosed real estate and repossessed assets                     -        (14)
Decrease (increase) in operating assets
    Accrued interest receivable                                                        (113)        425
    Deferred taxes                                                                     (393)      1,766
    Other Assets                                                                      1,236        (692)
Increase (decrease) in operating liabilities
    Accrued interest payable                                                            313        (29)
    Other                                                                             1,500        836
                                                                                  ----------  ---------
Cash provided by operating activities                                                 8,563      8,249
                                                                                  ----------  ---------

Cash flows from investing activities
(Payments for) proceeds from
    Net originations of loans and leases                                            (40,313)   (15,005)
    Purchase of loans and leases                                                     (2,837)   (20,608)
    Sale of loans and leases                                                             16        282
    Purchase of securities available-for-sale                                       (14,560)    (2,799)
    Maturities of securities available-for-sale                                      23,585     21,990
    Sale of securities available-for-sale                                             3,048     44,793
    Maturities of securities held-to-maturity                                           984      1,119
    Sale of foreclosed real estate and other repossessed assets                           -         59
    Purchase of fixed assets                                                           (305)      (328)
    Premium in connection with acquisition                                               19         19
                                                                                  ----------  ---------
Cash (used in) provided by investing activities                                     (30,362)    29,522
                                                                                  ----------  ---------

Cash flows from financing activities
Proceeds from (payments for)
    Net change in deposits                                                          (14,740)     9,336
    Securities sold under agreements to repurchase and other borrowings             285,314    145,363
    Retirement of securites sold under agreement to repurchase and
      other borrowings                                                             (248,729)  (164,230)
    Dividends                                                                        (1,721)    (1,602)
    Common stock issued                                                                 305        205
    Payout of fractional shares resulting from 3-for-2 stock split                       (7)         -
    Treasury stock                                                                      (76)    (2,154)
    Exercise of option shares                                                           107         75
                                                                                  ----------  ---------
Cash provided by (used in) financing activities                                      20,453    (13,007)
                                                                                  ----------  ---------

Decrease (increase) in cash and cash equivalents                                     (1,346)    24,764
Cash and cash equivalents, beginning of year                                         33,110     31,435
                                                                                  ----------  ---------
Cash and cash equivalents, end of year                                              $31,764    $56,199
                                                                                  ==========  =========

Supplemental disclosure of cash flow information:
Cash paid for:
      Interest                                                                       $4,323     $3,168
      Income taxes                                                                       38          -

Supplemental disclosure of non-cash investing and financing activities:
      Loans transferred to foreclosed real estate and other repossessed assets            7         34

-------------------------------------------------------------------------------
See notes to condensed consolidated financial statements

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Interchange Financial Services Corporation and its wholly owned subsidiaries (on a consolidated basis, the "Company") including its principal operating subsidiary, Interchange Bank (the "Bank"), and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and schedules thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2004.

     The condensed consolidated financial data for the three months ended March 31, 2005 and 2004, are unaudited but reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates pertain to the allowance for loan and lease losses, the fair value of financial instruments, goodwill, intangibles, taxes and retirement benefits.

New Accounting Pronouncements: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Loans and Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected form an initial investment in loans or debt securities acquired in a transfer if those differences relate, at least in part, to a deterioration of credit quality. SOP 03-3 prohibits companies from carrying over valuation allowances in the initial accounting for such loans and limits the yield that may be accreted to the excess of undiscounted expected cash flows over the initial investment in the loan. Decreases in expected cash flows are recognized as impairment and increases are recognized prospectively through an adjustment of the loan yield. SOP 03-3 is effective for loans and debt securities acquired on or after January 1, 2005. Our adoption of this guidance did not have a significant effect on our financial condition or results of operations.

Stock Based Compensation: The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based
Payment," ("SFAS No. 123(R)"). SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations.

     On April 15, 2005, the Securities and Exchange Commission ("SEC") issued a ruling amending the date for compliance with SFAS No. 123(R). Registrants will be required to adopt FAS 123(R) beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. For the Company, this ruling will require adoption of SFAS No. 123(R) by no later than January 1, 2006. The Company is in the process of evaluating and determining which of the alternative methodologies under SFAS No. 123(R) will be utilized.

     Prior to the required adoption of SFAS No. 123(R), the Company has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, "Accounting for
Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

     The following table illustrates the effect on net income and diluted earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for the three months ended March 31, 2005 and 2004: (in thousands, except share data) (unaudited)

                                                   --------------------------
                                                   For the three months ended
                                                             March 31,
                                                       2005           2004
                                                   ------------   -----------
Net Income
   As reported                                          $4,420        $3,986
   Less: Total stock-based compensation
   expense determined under the fair
   method for all rewards, net of related
   tax effects                                              266          187
                                                   ------------   ----------
      Pro-forma                                          $4,154       $3,799
                                                   ============   ==========

Earnings per share:
Basic:
    As reported                                        0.23          0.21
    Pro forma                                          0.22          0.20
Diluted:
    As reported                                        0.23          0.20
    Pro forma                                          0.21          0.19


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants issued during the three months ended March 31, 2005 and 2004, respectively: dividend yield of 2.01% and 2.22%, expected volatility of 23.05% and 24.92%; risk-free interest rate of 3.86% and 3.34%; and expected lives of approximately 7 years. The effects of applying these assumptions in determining the pro-forma net income may not be representative of the effects on pro-forma net income for future years.

2.   Earnings Per Common Share

     Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. At March 31, 2005 and 2004 the weighted average shares outstanding for the three months were approximately 19.6 million and 19.5 million, respectively.

3.   Commitments and Contingent Liabilities

Legal Proceedings
     The Company is a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Commitments to Extend Credit
     At March 31, 2005, the Company had commitments of approximately $238.6 million to extend credit, of which approximately $3.2 million represents standby letters of credit.

4.   Goodwill and Other Intangibles

     Goodwill is not amortized to expense, but rather is tested for impairment periodically. Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Impairment, if any, is measured on a discounted future cash flow basis.

                                      -----------------    --------------
                                            March 31,       December 31,
                                             2005              2004
                                      -----------------    --------------
                                         (unaudited)
Intangible Assets                               $ 4,595          $ 4,595
Accumulated Amortization                         (1,061)            (935)
                                      -----------------    --------------
  Net Intangible Asset                          $ 3,534          $ 3,660
                                      =================    ==============

     Intangible assets are a result of acquisitions and are primarily related to core deposit intangibles ("CDI") which have an estimated life of 10 years. For each of the three month periods ended March 31, 2005 and 2004 the CDI amortized was $107 thousand. The CDI will be periodically reviewed for impairment. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

At March 31, 2005 the scheduled amortization of the intangible assets is as follows (in thousands):

2006                                       $ 436
2007                                         430
2008                                         430
2009                                         430
2010                                         430
Thereafter                                   999
                                    ------------
                                         $ 3,155
                                    ============

5.   Segment Reporting

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

6.   Cash Dividend

     On January 18, 2005, the Company declared a 3-for-2 stock split. The stock split was payable on February 18, 2005 to holders of record as of February 2, 2005. In addition, the Company paid a cash dividend of $0.09 per share on February 18, 2005, to holders of record as of January 31, 2005.

7.   Securities Held-to-Maturity and Securities Available-for-Sale

     Securities  held-to-maturity  ("HTM")  and  securities   available-for-sale
("AFS") consist of the following: (in thousands) (unaudited)

                                                    -------------------------------------------
                                                                    March 31, 2005
                                                    -------------------------------------------
                                                                  Gross     Gross    Estimated
                                                    Amortized  Unrealized Unrealized    Fair
                                                      Cost        Gains     Losses     Value
                                                    ----------  --------- ---------- ----------
Securities held-to-maturity
   Government-Sponsored Enterprises:
     Mortgage-backed securities                     $   4,552    $    99    $     -  $   4,651
   Obligations of states & political subdivisions       8,958        478          -      9,436
                                                    ---------   --------  ---------  ---------
                                                    $  13,510    $   577    $     -  $  14,087
                                                    =========   ========  =========  =========

Securities available-for-sale
   Government-Sponsored Enterprises:
     Mortgage-backed securities                     $ 112,751    $   554    $ 1,268  $ 112,037
     Other debt                                       210,658        175      3,938    206,895
   Obligations of states & political subdivisions      33,324        422        273     33,473
   Equity securities                                    5,524          -          -      5,524
                                                    ---------   --------  ---------  ---------
                                                      362,257      1,151      5,479    357,929
                                                    ---------   --------  ---------  ---------

     Total securities                               $ 375,767    $ 1,728    $ 5,479  $ 372,016
                                                    =========   ========  =========  =========

                                                    ------------------------------------------
                                                                 December 31, 2004
                                                    ------------------------------------------
                                                                  Gross     Gross    Estimated
                                                    Amortized  Unrealized Unrealized    Fair
                                                      Cost        Gains     Losses     Value
                                                    ----------  --------- ---------- ---------
Securities held-to-maturity
   Government-Sponsored Enterprises:
     Mortgage-backed securities                     $   5,583    $   128    $     -   $  5,711
   Obligations of states & political subdivisions       8,947        618          -      9,565
                                                    ---------   --------  ---------  ---------
                                                    $  14,530    $   746    $     -   $ 15,276
                                                    =========   ========  =========  =========

Securities available-for-sale
   Obligations of U.S. Treasury                     $   5,981    $     1    $     -  $   5,982
   Government-Sponsored Enterprises:
     Mortgage-backed securities                       121,198        793        599    121,392
     Other debt                                       211,856        344      2,352    209,848
   Obligations of states & political subdivisions      31,948        815         44     32,719
   Equity securities                                    4,258          -          -      4,258
                                                    ---------   --------  ---------  ---------
                                                      375,241      1,953      2,995    374,199
                                                    ---------   --------  ---------  ---------

     Total securities                               $ 389,771    $ 2,699    $ 2,995  $ 389,475
                                                    =========   ========  =========  =========


     At March 31, 2005, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands) (unaudited)

                                        Securities            Securities
                                      Held-to-Maturity     Available-for-Sale
                                   ---------------------- --------------------
                                               Estimated              Estimated
                                    Amortized     Fair    Amortized     Fair
                                       Cost      Value       Cost      Value
                                   ----------- ---------- ---------- ----------
Within 1 year                          $ 1,936    $ 1,984 $ 131,752  $ 131,062
After 1 but within 5 years               6,100      6,290   204,512    200,771
After 5 but within 10 years              5,017      5,335     7,132      7,110
After 10 years                             457        478    13,337     13,462
Equity securities                            -          -     5,524      5,524
                                   ----------- ---------- ---------- ----------
                           Total      $ 13,510   $ 14,087 $ 362,257  $ 357,929
                                   =========== ========== ========== ==========

     Proceeds from the sale of securities AFS amounted to $3.1 million and $44.8 million for the three months ended March 31, 2005 and 2004, which resulted in gross realized gains of $67 million and $520 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $6 thousand for the three months ended March 31, 2004. For the quarter ended March 31, 2005, there were no gross realized losses from the sale of securities. These amounts are included in net gain on sale of securities in the Condensed Consolidated Statements of Income.

     On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). Based upon the Company's evaluation of the securities portfolios no other than temporary impairment charge was necessary at March 31, 2005 and 2004.

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at March 31, 2005: (in thousands) (unaudited)


                                                 ----------------------  ----------------------  -------------------------
                                                     12 months or less     12 months or longer             Totals
                                                 ----------------------  -----------------------  ------------------------
                                                    Fair     Unrealized     Fair    Unrealized        Fair     Unrealized
                                                   Value       Losses       Value     Losses          Value      Losses
                                                 ----------  ----------  ---------- ------------  ------------ -----------
Securities available-for-sale
Government-Sponsored Enterprises:
     Mortgage-backed securities                     $79,158      $1,215      $2,776         $53       $81,934      $1,268
     Other debt                                     162,946       3,243      31,914         695       194,860       3,938
Obligations of states & political subdivisions        4,194         177       3,315          96         7,509         273
                                                 ----------  ----------  ---------- -----------  ------------  ----------
                                                   $246,298      $4,635     $38,005        $844      $284,303      $5,479
                                                 =========== ========== ==========  ===========  ============  ==========

The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at March 31, 2005: (in thousands) (unaudited)

                                                    ------------------------- -------------------------  --------------------------
                                                       12 months or less          12 months or longer               Totals
                                                    ------------------------- -------------------------  --------------------------
                                                      Fair        Unrealized      Fair      Unrealized       Fair        Unrealized
                                                      Value         Losses        Value       Losses         Value         Losses
                                                    ------------- ----------- ------------- -----------  -------------- -----------
Securities available-for-sale
Government-Sponsored Enterprises:
     Mortgage-backed securities                         $ 4,467         $ 15      $ 2,808          $ 8         $ 7,275        $ 23
     Other debt                                          39,091           67            -            -          39,091          67
Obligations of states and political subdivisions          3,372           30            -            -           3,372          30
                                                    ------------- ----------- ------------- -----------  --------------- ----------
                                                        $46,930         $112       $2,808           $8         $49,738        $120
                                                    ============= =========== ============= ===========  =============== ==========
Securities held-to-maturity
Government-Sponsored Enterprises:
     Mortgage-backed securities                            $229           $1            -            -            $229          $1
                                                    ------------- ----------- ------------- -----------  --------------- ----------
                                                           $229           $1           $0           $0            $229          $1
                                                    ============= =========== ============= ===========  =============== ==========

     Securities with carrying amounts of $82.5 million and $62.2 million at March 31, 2005 and December 31, 2004, respectively, were pledged for public deposits, Federal Home Loan Bank advances, securities sold under repurchase agreements and other purposes required by law.

8.   Loans

     The composition of the loan portfolio is summarized as follows: (in thousands)

                                               -------------  --------------
                                                 March 31,      December 31,
                                                   2005             2004
                                               -------------  --------------
                                                (unaudited)
Amount of loans by type
    Real estate-mortgage
       1-4 family residential
          First liens                              $ 140,842      $ 141,835
          Junior liens                                 2,290          2,544
          Home equity                                152,015        148,027
       Commercial                                    394,798        375,985
       Construction                                   61,822         51,162
                                               -------------  -------------
                                                     751,767        719,553
                                               -------------  -------------
    Commercial loans
       Commercial and financial                      197,521        186,386
       Lease financing                                23,871         23,535
                                               -------------  -------------
                                                     221,392        209,921
                                               -------------  -------------
    Consumer loans
       Lease financing                                   278            680
       Installment                                     3,652          4,027
                                               -------------  -------------
                                                       3,930          4,707
                                               -------------  -------------
                      Total                        $ 977,089      $ 934,181
                                               =============  =============

Nonperforming Loans
     Nonperforming loans include loans that are accounted for on a nonaccrual basis. Nonperforming loans are as follows: (in thousands)

                                   -----------------   ----------------
                                        March 31,         December 31,
                                         2005                 2004
                                   -----------------   ----------------
                                     (unaudited)
Nonaccrual loans
     Residential real estate                 $ 1,097            $ 1,660
     Commercial real estate                    1,651              2,320
     Commercial and financial                  3,063              2,981
     Commercial lease financing                1,836              1,836
     Consumer                                    127                336
                                   -----------------   ----------------
                                             $ 7,774            $ 9,133
                                   =================   ================

9.   Allowance for Loan and Lease Losses

     The Company's recorded investment in impaired loans is as follows: (in thousands)

                                                 -------------------------------   ----------------------------
                                                           March 31,                       December 31,
                                                             2005                              2004
                                                 -------------------------------   ----------------------------
                                                                  (unaudited)
                                                  Investment         Related         Investment       Related
                                                      in            Allowance            in          Allowance
                                                   Impaired          for Loan         Impaired       for Loan
                                                    Loans             Losses            Loans         Losses
                                                 --------------   --------------   -------------   ------------
Impaired loans
  With a related allowance for loan losses
     Commercial and financial                          $ 2,946            $ 420         $ 2,981           $ 420
     Commercial real estate                              1,655               26           2,320              98
     Residential mortgages                                 978              112             822             123
  Without a related allowance for loan losses                -                -               -               -
                                                 -------------   --------------   -------------   -------------
                                                       $ 5,579            $ 558          $6,123           $ 641
                                                 =============   ==============   =============   =============

---------------------------------------------------------------------------------------
The impairment of the above loans was estimated based on the  fair value of collateral.

     Changes in the allowance for loan and lease losses are summarized as follows: (in thousands) (unaudited)

                                                   ----------------------------
                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2005           2004
                                                   ------------   ------------

Balance at beginning of period                          $9,797         $9,641
Additions (deductions)
     Provision charged to operations                       175            375
     Recoveries on loans previously charged off             78             36
     Loans charged off                                    (174)          (417)
                                                   -----------    -----------
Balance at end of period                                $9,876         $9,635
                                                   ===========    ===========
10.  Other Non-interest Expense

     Expenses included in other non-interest expense are as follows: (in thousands) (unaudited)

                                -----------------------------
                                     Three Months Ended
                                          March 31,
                                -----------------------------
                                    2005             2004
                                -------------   -------------

Professional fees                       $ 361           $ 317
Data processing                           265             281
Directors' fees, retirement
  and travel                              217             216
Legal fees                                185             210
All other                                 872             827
                                -------------   -------------
                                      $ 1,900         $ 1,851
                                =============   =============

11. Long-term Borrowings

Long-term borrowings consist of the following FHLB advances: (in thousands)


      Maturity                          March 31,         December 31,
        Date         Rate                 2005               2004
----------------  ------------      ----------------   ---------------

January 2006            2.09 %                   -            $10,000

January 2007 (a)        4.22               $10,000             10,000

January 2007            2.69                10,000             10,000

January 2010 (b)        3.66                15,000                  -
                  -----------      ----------------   ----------------
                        3.52 %             $35,000            $30,000
                  ===========      ================   ================

(a) The FHLB has an option to call this advance on a quarterly basis if the 3-month LIBOR resets above 7.50%.

(b)  The FHLB has an option to call this advance only on January 23, 2008.

12.  Benefit Plans

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

     The following table shows the aggregated components of net periodic benefit costs for the periods noted: (in thousands) (unaudited)

                                            ----------------------------
                                                  Three Months Ended
                                                       March 31,
                                            ------------   -------------
                                               2005             2004
                                            ------------   -------------

Service cost                                       $ 198           $ 166
Interest cost                                        102              95
Expected return on plan assets                       (55)            (39)
Amortization of prior service cost                     1               1
                                            ------------   -------------
Net periodic benefit cost                          $ 246           $ 223
                                            ============   =============

     During 2005, the Bank anticipates contributing approximately $43 thousand to the Pension Plan of which $9 thousand has already been contributed.

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion is an analysis of the condensed consolidated financial condition and results of operations of the Company for the three month periods ended March 31, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in
Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's 2004 Annual Report on Form 10-K.

Forward Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company, which are not historical facts may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan and lease portfolio, the quality of the loan and lease portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) disruptions caused by terrorism, such as the events of September 11, 2001, or military actions in the Middle East or other areas; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; and (vi) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

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

Critical Accounting Policies and Judgments

     The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 "Accounting Policies in the Notes to Consolidated Financial Statements" and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA"): "Critical Accounting Policies and Judgments" in our 2004 Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

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

     The Company considers the ALLL of $9.9 million adequate to cover estimated losses inherent in the loan portfolio, loan commitments and standby and other letters of credit that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. For further discussion see the "Loan Quality" and "Allowance for Loan and Lease Losses" sections of the MDA, along with Note 1 "Nature of Business and Summary of Significant Accounting Policies";
Note 6 "Allowance for Loan and Lease Losses"; and Note 12 "Commitments and Contingent Liabilities" of the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

Business Combinations: Business combinations are accounted for using the purchase method of accounting, which requires that the assets and liabilities of the companies acquired are recorded at their estimated fair value at the date of acquisition and included in the results of operations of the Company from the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is recognized as goodwill.

Goodwill and Other Intangible Assets: Goodwill is not amortized to expense, but rather is tested for impairment periodically. Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, and on an interim basis when conditions require, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. An impairment is measured on a discounted future cash flow basis and a charge is recognized in the period that the asset has been deemed to be impaired.

Securities held-to-maturity and securities available-for-sale: Debt securities purchased with the intent and ability to hold until maturity are classified as securities held-to-maturity ("HTM") and are carried at cost, adjusted for the amortization of premiums and accretion of discounts. All other securities, including equity securities, are classified as securities available-for-sale ("AFS"). Securities classified as AFS may be sold prior to maturity in response to, but not limited to, changes in interest rates, changes in prepayment risk or for asset/liability management strategies. These securities are carried at fair value and any unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in the consolidated statement of stockholders' equity. The estimated fair value for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. Gains and losses from the sale of these securities are determined using the specific identification method and are reported in non-interest income. The Company does not acquire securities for the purpose of engaging in trading activities.

     On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).

Pension Plan: The Bank maintains a qualified defined benefit pension plan (the "Pension Plan"), which covers all eligible employees and an unfunded supplemental pension plan which provides retirement income to all eligible employees who would have been paid amounts in excess of the amounts provided by the Pension Plan but for limitations under the qualified Pension Plan. In addition, the Company has an unfunded retirement plan for all directors of the Bank who are not employees of the Company or any subsidiary or affiliate.

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                              RESULTS OF OPERATIONS

Summary

     For the first quarter of 2005, the Company reported earnings per diluted common share of $0.23, as compared to $0.21 for the same period in 2004, an increase of approximately 9.5%. Net income for the three months ended March 31, 2005 was approximately $4.4 million, an increase of $434 thousand, or 10.9%, over the same period last year. The increase in earnings resulted from an increase in our interest earning assets during the quarter of approximately $92.4 million.

     The Company's return on average assets increased to 1.20% as compared to 1.16% for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company's return on average stockholders' equity increased to 11.70% for the first quarter 2005 versus 11.13% for the first quarter in 2004.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest income exempt from federal taxation has been restated to a fully tax-equivalent basis using a corporate federal tax rate of 34% for the quarter ended March 31, 2005 and 2004. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

     Net interest income on a tax-equivalent basis increased $1.0 million, or 8.1%, to $13.7 million for the quarter ended March 31, 2005 as compared to the same quarter in 2004. The tax equivalent basis adjustments for the quarters ended March 31, 2005 and 2004 were $162 thousand and $160 thousand, respectively. The increase in net interest income was due mostly to a 7.5% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew $78.1 million or 6.7% on average for the first quarter of 2005 as compared to the same quarter in 2004. The margin for the first quarter of 2005 was 4.14%, an increase of 3 basis points as compared to the same quarter in 2004.

     Interest income, on a tax-equivalent basis, totaled $18.2 million for the first quarter of 2005, an increase of $2.3 million, or 14.8%, as compared to the same quarter in 2004. The increase was mostly attributed to the growth in interest earning assets and the shift in asset mix as average loans grew $140.0 million, while investments declined by $45.2 million.

     Interest expense totaled $4.4 million for the first quarter of 2005, an increase of $1.3 million, as compared to the same period in 2004. The increase in interest expense was a byproduct of the increase in market interest rates, particularly short-term rates, during the second half of 2004 and the first quarter of 2005. The increase in short-term interest rates increased the average rate paid on deposit liabilities by 29 basis points to 1.27% for the quarter ended March 31, 2005 as compared to the same period in 2004. Interest bearing deposits grew on average $63.6 million, or 6.8%, for the first quarter of 2005 as compared to the same period in 2004.


--------------------------------------------------------------------------------
Analysis of Net Interest Income
--------------------------------------------------------------------------------
for the quarter ended March 31,
(dollars in thousands)                                            2005                                  2004
                                               -------------------------------------    ---------------------------------
(unaudited)                                       Average                   Average       Average                 Average
                                                  Balance       Interest     Rate         Balance     Interest    Rate
                                               --------------  -----------  --------    ------------  ---------  --------
                    Assets
Interest earning assets:
Loans (1)                                           $946,417      $14,985      6.33 %      $806,387    $12,748      6.32 %
Taxable securities (4)                               346,224        2,725      3.15         397,591      2,689      2.71
Tax-exempt securities (2) (4)                         35,076          457      5.21          28,898        388      5.37
Interest earning deposits                                  2            -         -              12          -         -
Federal funds sold                                        62            -         -           2,507          6      0.96
                                               -------------   ----------   -------     -----------   --------   -------
     Total interest-earning assets                 1,327,781       18,167      5.47       1,235,395     15,831      5.13
                                                               ----------                             --------

Non-interest earning assets:
Cash and due from banks                               34,875                                 35,547
Allowance for loan and lease losses                   (9,874)                                (9,636)
Other assets                                         115,435                                118,933
                                               -------------                            -----------
     Total assets                                 $1,468,217                             $1,380,239
                                               =============                            ===========

     Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                           $997,141        3,922      1.57        $933,522      2,827      1.21
Borrowings                                            72,042          519      2.88          65,364        310      1.90
                                               -------------   ----------   -------     -----------   --------   -------
     Total interest-bearing liabilities            1,069,183        4,441      1.66         998,886      3,137      1.26
                                                               ----------                             --------

Non-interest bearing liabilities
Demand deposits                                      238,549                                224,100
Other liabilities                                      9,433                                 14,013
                                               -------------                            -----------
     Total liabilities (3)                         1,317,165                              1,236,999
Stockholders' equity                                 151,052                                143,240
                                               -------------                            -----------
     Total liabilities and stockholders' equity   $1,468,217                             $1,380,239
                                               =============                            ===========

Net interest income (tax-equivalent basis)                         13,726      3.81                     12,694      3.87
Tax-equivalent basis adjustment                                      (162)                                (160)
                                                               ----------                             --------
     Net interest income                                          $13,564                              $12,534
                                                               ==========                             ========
Net interest income as a percent of interest-
earning assets (tax-equivalent basis)                                          4.14 %                               4.11 %

--------------------------------------------------------------------------------
(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio. When applicable, tax exempt loans are computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3)  All deposits are in domestic bank offices.
(4) The average balances are based on amortized cost and do not reflect unrealized gains or losses.

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's calculation of the amount necessary to bring the ALLL to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan and lease portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments: Allowance for Loan and Lease Losses" above. In the first quarter of 2005 and 2004, the Company's provision for loan and lease losses was $175 thousand and $375 thousand, respectively. The decline in the provision for loan and lease losses was primarily a result of an improvement in our non-performing assets.

Non-interest Income

     For the quarter ended March 31, 2005, non-interest income totaled $2.2 million, a decrease of $321 thousand, or 12.8%, as compared to the same period in 2004. The change was largely due to a decline in net gains on sales of securities of $447 thousand. This was partly offset by growth in gains on sales of loans and leases of $80 thousand and service charges on deposits of $41 thousand. The increase in gains on sales of loans arose out of an increase in sales of Small Business Administration originated loans.

Non-interest Expense

     For the quarter ended March 31, 2005, non-interest expense was $9.2 million, an increase of $237 thousand, or 2.7%. Contributing to the increase was an increase in salaries and benefits of $107 thousand, as compared to the same period in 2004.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 31.2% for the three months ended March 31, 2005 as compared to 30.8% for the same period of 2004.

                               FINANCIAL CONDITION

Cash and Cash Equivalents

     At March 31, 2005, cash and cash equivalents was $31.8 million as compared to $33.1 million at December 31, 2004.

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

     The Company's U.S. Government-Sponsored Enterprises securities at March 31, 2005 and 2004 are not guaranteed by the U.S. Government; however they are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At March 31, 2005 and 2004, approximately $12.2 million and $9.9 million, respectively, of issuances are bond or tax anticipation notes from local municipalities, which are not rated.

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, provide a source of income, ensure collateral is available for pledging requirements and manage asset quality diversification. At March 31, 2005, investment securities totaled $371.4 million and represented 24.9% of total assets, as compared to $388.7 million and 26.5%, respectively, at December 31, 2004. Securities AFS comprised 96.4% of the total securities portfolio at March 31, 2005 as compared to 96.3% at December 31, 2004. At March 31, 2005, the Company had a net unrealized loss of $3.8 million as compared to a net unrealized loss of $296 thousand at December 31, 2004. The decrease was attributed to an increase in market interest rates during that period.

     Proceeds from the sale of securities AFS amounted to $3.1 million and $44.8 million for the three months ended March 31, 2005 and 2004, which resulted in gross realized gains of $67 million and $520 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $6 thousand for the three months ended March 31, 2004. For the quarter ended March 31, 2005, there were no gross realized losses from the sale of securities. These amounts are included in net gain on sale of securities in the Consolidated Statements of Income.

Loans

     Total loans amounted to $977.1 million at March 31, 2005, an increase of $42.9 million from $934.2 million at December 31, 2004. The growth was attributable to increases in commercial mortgage loans, commercial and financial loans, and construction loans of $18.8 million, $11.1 million, and $10.7 million, respectively.

                                               -------------  --------------
   (in thousands)                                March 31,      December 31,
                                                   2005             2004
                                               -------------  --------------
                                               (unaudited)
Amount of loans by type
    Real estate-mortgage
       1-4 family residential
          First liens                              $ 140,842      $ 141,835
          Junior liens                                 2,290          2,544
          Home equity                                152,015        148,027
       Commercial                                    394,798        375,985
       Construction                                   61,822         51,162
                                               -------------  -------------
                                                     751,767        719,553
                                               -------------  -------------
    Commercial loans
       Commercial and financial                      197,521        186,386
       Lease financing                                23,871         23,535
                                               -------------  -------------
                                                     221,392        209,921
                                               -------------  -------------
    Consumer loans
       Lease financing                                   278            680
       Installment                                     3,652          4,027
                                               -------------  -------------
                                                       3,930          4,707
                                               -------------  -------------
                      Total                        $ 977,089      $ 934,181
                                               =============  =============

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. The Company's nonperforming assets at March 31, 2005 amounted to $7.9 million as compared to $9.3 million at December 31, 2004. The ratio of nonperforming assets to total loans and foreclosed real estate and other repossessed assets decreased to 0.81% at March 31, 2005 from 0.99% at December 31, 2004.

     The following table lists nonaccrual loans and foreclosed real estate and other repossessed assets at March 31, 2005, and December 31, 2004: (in thousands)

                                                      March 31,   December 31,
                                                        2005          2004
                                                     -----------  ------------
                                                     (unaudited)
Nonperforming loans                                     $ 7,774        $ 9,133
Foreclosed real estate and other repossessed assets         150            156
                                                    -----------   ------------
    Total nonperforming assets                          $ 7,924        $ 9,289
                                                    ===========   ============

Allowance for Loan and Lease Losses

     The ALLL is generally established through periodic charges to income through the provision for loan and lease losses. During the three months ended March 31, 2005, the ALLL increased $79 thousand to $9.9 million. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

     The Company considers the ALLL of $9.9 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's periodic evaluations of the loan portfolio and other relevant factors. The evaluations are inherently subjective as they require material estimates including such factors as potential loss factors, changes in trend of non-performing loans, current state of local and national economy, value of collateral changes in the composition and volume of the loan portfolio, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends.

     The following table presents the provisions for loan and lease losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three months ended March 31, 2005 and 2004: (dollars in thousands) (unaudited)

                                                      -------------------------
                                                            Three months
                                                           ended March 31,
                                                      -------------------------
                                                          2005         2004
                                                      -----------   ----------

Average loans outstanding                                $946,417     $806,387
                                                      ===========   ==========

Allowance at beginning of period                            9,797        9,641
                                                      -----------   ----------
Loans charged off
     Real estate                                                -           67
     Commercial and financial                                  89           55
     Commercial lease financing                                81          277
     Consumer loans                                             4           18
                                                      -----------   ----------
          Total                                               174          417
                                                      -----------   ----------

Recoveries of loans previously charged off
     Real estate                                               72            -
     Commercial and financial                                   -            -
     Commercial lease financing                                 -           36
     Consumer loans                                             6            -
                                                      -----------   ----------
          Total                                                78           36
                                                      -----------   ----------

Additions due to merger                                         -            -
Provision for loan and lease losses                           175          375
                                                      -----------   ----------
Allowance at end of period                                 $9,876       $9,635
                                                      ===========   ==========

Allowance to total loans (end of period)                     1.01 %       1.16 %
Ratio of net charge-offs to average loans(annualized)        0.04 %       0.19 %

Deposits

     Deposits, which include non-interest-bearing demand deposits, time deposits and other interest-bearing deposits, are an essential and cost-effective funding source for the Company. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total deposits. At March 31, 2005, such deposits amounted to $649.6 million representing 52.8% of total deposits compared to 54.1% of total deposits at December 31, 2004. The Company emphasizes building core customer relationships by offering a variety of products designed to meet the financial needs of its customers based on their identifiable "life stages".

     At March 31, 2005 and December 31, 2004 total deposits were approximately $1.2 billion. We saw a slight shift in our overall deposit mix as time deposits grew $8.0 million, while interest bearing demand and money market declined approximately $11.5 million and $12 million, respectively. Time deposits amounted to $345.4 million, or 28.0%, of total deposits at March 31, 2005, as compared to $337.3 million, or 27.1%, at December 31, 2004.

     For the three months ended March 31, 2005, the Company's overall yield on deposits increased by 29 basis points from 0.98% to 1.27%, as compared to the same period last year. The increase was attributed predominately to changes in market interest rates and a change in the composition of deposit liabilities.

     The  following  table  reflects  the  composition  of deposit  liabilities:
(dollars in thousands)

                                     ---------------   ------------------
                                        March 31,         December 31,
                                          2005                2004
                                     ---------------   ------------------
                                       (Unaudited)
Non-interest Demand                         $236,439             $235,036
Interest Bearing Demand                      461,325              472,807
Savings                                      112,622              113,352
Money Market Savings                          75,632               87,595
Time Deposits <$100,000                      292,227              286,471
Time Deposits >$100,000                       53,151               50,877
                                     ---------------   ------------------
     Total                                $1,231,396           $1,246,138
                                     ===============   ==================

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

     The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At March 31, 2005, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment. Based on that simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 4.7%. At March 31, 2005, the Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment:
(unaudited)


                                 ---------------------------------
                                  Percentage Change in Estimated
                                 Net Interest Income over a twelve
                                           month horizon
                                 ---------------------------------
                                            March 31,
                                      2005            2004
                                      ----            ----
+200 basis points                     -4.7 %          -5.6 %
+100 basis points                     -1.9            -1.7
-100 basis points                     -2.1            -4.8
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

     At March 31, 2005, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At March 31, 2005, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.

     The capital levels of the Company and the Bank at March 31, 2005, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table. The change in the Company's risk weighted capital ratios during the three month period ending March 31, 2005 was primarily a result of a shift from securities which had a lower risk rating basis into loans.

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                             To Be "Well
                                                                                           Capitalized" Under
                                                                        For Capital        Prompt Corrective
                                                     Actual          Adequacy Purposes     Action Provisions
                                              --------------------  -------------------   -------------------
                                               Amount      Ratio       Amount    Ratio     Amount    Ratio
                                              ---------  ---------  ----------   ------   --------- --------
As of March 31, 2005:
  Total Capital (to Risk Weighted Assets):
   The Company                                 $105,353    10.20 %   $82,600     8.00 %       N/A      N/A
   The Bank                                     104,397    10.10 %    82,655     8.00 %   $98,759    10.00 %
  Tier 1 Capital (to Risk Weighted Assets):
   The Company                                   95,457     9.25 %    41,300     4.00 %       N/A      N/A
   The Bank                                      94,501     9.15 %    41,328     4.00 %    59,256     6.00 %
  Tier 1 Capital (to Average Assets):
   The Company                                   95,457     6.72 %    42,590     3.00 %       N/A      N/A
   The Bank                                      94,501     6.65 %    42,600     3.00 %    71,225     5.00 %

As of December 31, 2004:
  Total Capital (to Risk Weighted Assets):
   The Company                                 $102,175    10.35 %   $78,959     8.00 %       N/A      N/A
   The Bank                                     101,442    10.27 %    79,007     8.00 %   $98,759    10.00 %
  Tier 1 Capital (to Risk Weighted Assets):
   The Company                                   92,338     9.36 %    39,480     4.00 %       N/A      N/A
   The Bank                                      91,605     9.28 %    39,504     4.00 %    59,256     6.00 %
  Tier 1 Capital (to Average Assets):
   The Company                                   92,338     6.49 %    42,692     3.00 %       N/A      N/A
   The Bank                                      91,605     6.43 %    42,735     3.00 %    71,225     5.00 %

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

     The Company's most liquid assets are cash and cash equivalents. At March 31, 2005, the total of such assets amounted to $31.8 million, or 2.1%, of total assets, compared to $33.1 million, or 2.3%, of total assets at December 31, 2004.

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 2005 and December 31, 2004, total deposits amounted to $1.2 billion. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At March 31, 2005, short-term borrowings from the FHLB and REPOS amounted to $56.9 million and $3.7 million, respectively, as compared to $24.6 million and $4.4 million, respectively, at December 31, 2004.

     Another significant liquidity source is the Company's securities portfolio. Total securities at March 31, 2005 amounted to $371.4 million, a decrease of $17.3 million, from $388.7 million at December 31, 2004. At March 31, 2005 securities AFS amounted to $357.9 million, or 96.4%, of total securities compared to $374.2 million, or 96.3%, of total securities at December 31, 2004.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $100.0 million line of credit available through its membership in the FHLB of which $39.5 million was utilized at March 31, 2005.

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the unaudited Condensed Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's Condensed Consolidated Balance Sheet until the instrument is exercised. At March 31, 2005 outstanding commitments to fund loans totaled $238.6 million and outstanding standby letters of credit totaled $3.2 million.

     The Company has historically paid quarterly cash dividends and anticipates continuing paying quarterly dividends in the future. The Company's Board of Directors could, if they deemed it necessary, modify the amount or frequency, of dividends as an additional source of liquidity. There are imposed dividend restrictions on the Bank, which are described in Note 18 "Restrictions of Subsidiary Bank Dividends" in the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit and to maintain proper levels of liquidity.

Item 4:           CONTROLS AND PROCEDURES

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended March 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial
Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company maintains internal control over financial reporting. During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is also made to Note 4 of the Company's Consolidated Financial Statements in this Form 10-Q.

Item 2.  Unregistered Sales of Equity in Securities and Use of Proceeds

         Set forth below is certain information regarding repurchases of our common stock during the quarter.

                        Total Number     Average
                         of Shares     Price Paid
            Period      Purchased(1)    per Share
         -------------- ------------   ----------
         1/1/05-1/31/05        954         17.03
         2/1/05-2/28/05      3,578         16.57
                        ------------   ----------
                             4,532         17.00
                        ============   ==========

         (1) The 4,532 shares redeemed were not part of a publicly announced repurchase plan or program. The shares were owned and tendered by employees to the Company as payment for option exercises in accordance with the Outside Director Incentive Compensation Plan and the Stock Option and Incentive Plan of 1997, as amended.

         All share and per share data were restated to reflect 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         The following exhibits are furnished herewith:
              Exhibit.
              --------
              11     Statement re computation of per share earnings

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

Dated:   May 10, 2005