Form 10-Q
period 2005-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2005-08-09
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q
                                -----------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 (201) 703-2265
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing
requirements for the past 90 days. Yes__X__    No____

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes__X__    No____


         The number of outstanding shares of the Registrant's common stock, no par value per share, as of July 29, 2005, was 19,160,765 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

INDEX

PART I            FINANCIAL INFORMATION
                                                                       Page No.
    Item 1   Financial Statements

             Unaudited Condensed Consolidated Balance Sheets as of
             June 30, 2005 and December 31, 2004..............................1

             Unaudited Condensed Consolidated Statements of Income for the
             three and six-month periods ended June 30, 2005 and 2004.........2

             Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended
             June 30, 2005 and 2004...........................................3

             Unaudited Condensed Consolidated Statements of Cash Flows for
             the six months ended June 30, 2005 and 2004......................4

             Notes to Unaudited Condensed Consolidated Financial Statements...5

    Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................16

    Item 3   Quantitative and Qualitative Disclosures About Market Risk......31

    Item 4   Controls and Procedures.........................................35

PART II   OTHER INFORMATION

    Item 1   Legal Proceedings...............................................36

    Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.....36

    Item 3   Defaults upon Senior Securities.................................36

    Item 4   Submission of Matters to a Vote of Security Holders.............36

    Item 5   Other Information...............................................37

    Item 6   Exhibits........................................................37

               Signatures....................................................38

                         PART I - FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS
Interchange Financial Services Corporation
--------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------
(dollars in thousands, except share data)
(unaudited)                                                               June 30,    December 31,
                                                                            2005          2004
                                                                       --------------  -----------
Assets
Cash and due from banks                                                      $ 35,951     $ 33,108
Interest bearing demand deposits                                                    2            2
                                                                       --------------  -----------
Total cash and cash equivalents                                                35,953       33,110
                                                                       --------------  -----------

Securities held-to-maturity at amortized cost (estimated fair value of $35,519 and $15,276 for June 30, 2005 and December 31, 2004,
     respectively)                                                             34,763       14,530
                                                                       --------------  -----------
Securities available-for-sale at estimated fair value (amortized cost of $329,039 and $375,241  for June 30, 2005 and
     December 31, 2004 respectively)                                          326,454      374,199
                                                                       --------------  -----------

Loans and leases (net of unearned income and deferred fees of $5,829
     and $5,514 for June 30, 2005 and December 31, 2004, respectively)      1,019,987      934,181
Less:  Allowance for loan and lease losses                                      9,945        9,797
                                                                       --------------  -----------
Net loans and leases                                                        1,010,042      924,384
                                                                       --------------  -----------

Bank owned life insurance                                                      26,395       25,847
Premises and equipment, net                                                    17,343       17,713
Foreclosed assets and other repossessed assets                                    154          156
Goodwill                                                                       55,952       55,952
Intangible assets                                                               3,408        3,660
Accrued interest receivable and other assets                                   17,308       14,590
                                                                       --------------  -----------
Total assets                                                               $1,527,772   $1,464,141
                                                                       ==============  ===========
Liabilities
Deposits
    Non-interest bearing                                                     $267,225     $235,036
    Interest bearing                                                          990,929    1,011,102
                                                                       --------------  -----------
Total deposits                                                              1,258,154    1,246,138
                                                                       --------------  -----------

Securities sold under agreements to repurchase                                  4,683        4,401
Short-term borrowings                                                          43,450       24,600
Long-term borrowings                                                           35,000       30,000
Subordinated debentures                                                        20,620            -
Accrued interest payable and other liabilities                                 10,675        8,847
                                                                       --------------  -----------
Total liabilities                                                           1,372,582    1,313,986
                                                                       --------------  -----------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 33,750,000 shares authorized;
     19,157,688 and 19,119,814 shares issued and outstanding for
     June 30, 2005 and December 31, 2004, respectively                          5,397        5,397
Capital surplus                                                                73,519       73,320
Retained earnings                                                              92,025       86,542
Accumulated other comprehensive loss, net of taxes of $1,025 and
     $408 for June 30, 2005 and December 31, 2004, respectively                (1,560)        (633)
                                                                       --------------  -----------
                                                                              169,381      164,626
Less:  Treasury stock                                                          14,191       14,471
                                                                       --------------  -----------
Total stockholders' equity                                                    155,190      150,155
                                                                       --------------  -----------
Total liabilities and stockholders' equity                                 $1,527,772   $1,464,141
                                                                       ==============  ===========
--------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.
All share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
(unaudited)                                                        Three Months Ended               Six Months Ended
                                                                       June 30,                          June 30,
                                                              -------------------------------  ------------------------------
                                                                  2005             2004             2005            2004
                                                              --------------   --------------  ---------------- -------------
Interest income
Interest on loans and leases                                    $    15,853      $    13,125      $     30,810   $    25,832
Interest on federal funds sold                                            1               31                 1            37
Interest and dividends on securities
  Taxable interest income                                             2,457            2,561             5,122         5,211
  Interest income exempt from federal income taxes                      464              279               787           548
  Dividends                                                              77                2               137            41
                                                              --------------   --------------  ---------------- -------------
Total interest income                                                18,852           15,998            36,857        31,669
                                                              --------------   --------------  ---------------- -------------

Interest expense
Interest on deposits                                                  4,595            2,760             8,517         5,587
Interest on securities sold under agreements to repurchase               33               36                56            78
Interest on short-term borrowings                                       350               41               530           111
Interest on long-term borrowings                                        389              225               705           423
                                                              --------------   --------------  ---------------- -------------
Total interest expense                                                5,367            3,062             9,808         6,199
                                                              --------------   --------------  ---------------- -------------

Net interest income                                                  13,485           12,936            27,049        25,470
Provision for loan and lease losses                                     225              300               400           675
                                                              --------------   --------------  ---------------- -------------
Net interest income after provision for loan and lease losses        13,260           12,636            26,649        24,795
                                                              --------------   --------------  ---------------- -------------

Non-interest income
Service fees on deposit accounts                                        889              935             1,772         1,777
Net gain on sale of securities                                          250              305               317           819
Net gain on sale of loans and leases                                    223               57               379           133
Bank owned life insurance                                               285              226               549           487
Commissions on sale of annuities and mutual funds                       148              256               330           468
Other                                                                   681              913             1,323         1,523
                                                              --------------   --------------  ---------------- -------------
Total non-interest income                                             2,476            2,692             4,670         5,207
                                                              --------------   --------------  ---------------- -------------

Non-interest expense
Salaries and benefits                                                 4,954            4,664             9,909         9,512
Occupancy                                                             1,343            1,287             2,806         2,652
Furniture and equipment                                                 316              326               631           660
Advertising and promotion                                               423              470               818           863
Amortization of intangible assets                                       126              126               252           252
Other                                                                 2,018            1,925             3,918         3,776
                                                              --------------   --------------  ---------------- -------------
Total non-interest expense                                            9,180            8,798            18,334        17,715
                                                              --------------   --------------  ---------------- -------------

Income before income taxes                                            6,556            6,530            12,985        12,287
Income taxes                                                          2,041            2,175             4,050         3,946
                                                              --------------   --------------  ---------------- -------------
Net income                                                      $     4,515      $     4,355       $     8,935    $    8,341
                                                              ==============   ==============  ================ =============

Basic earnings per common share                                       $0.24            $0.23             $0.47         $0.44
                                                                      =====            =====             =====         =====

Diluted earnings per common share                                     $0.23            $0.22             $0.46         $0.43
                                                                      =====            =====             =====         =====

-----------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

All per share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Interchange Financial Services Corporation
----------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)
                                                                        Accumulated
                                                                           Other
                                                Comprehensive Retained  Comprehensive Common    Capital   Treasury
                                                  Income      Earnings  Income (Loss) Stock     Surplus     Stock       Total
                                                ------------  --------- ------------ --------- ---------- ----------  -----------
Balance at January 1, 2004                                     $74,710      $ 2,434    $5,397   $ 73,231   $(12,579)   $ 143,193
Comprehensive income
    Net Income                                      $ 8,341      8,341                                                     8,341
    Other comprehensive income, net of taxes
       Unrealized net gains on AFS debt securities   (2,624)
       Less: net gains on disposition of
       securities                                      (652)
                                                 -----------

    Other comprehensive income, net of taxes         (3,276)                  (3,276)                                     (3,276)
                                                 -----------

Comprehensive income                                $ 5,065
                                                ===========

Dividends on common stock                                       (3,194)                                                   (3,194)
Issued 11,690 shares of common stock in connection
    with Executive Compensation Plan                                                                 103        102          205
Exercised 10,811 option shares                                                                       (10)       112          102
Purchased 127,179 shares of common stock                                                                     (2,154)      (2,154)

                                                              --------- ------------ --------- ---------- ----------  -----------
Balance at June 30, 2004                                        79,857         (842)    5,397     73,324    (14,519)     143,217

Comprehensive income
    Net Income                                     $  9,873      9,873                                                     9,873
    Other comprehensive losses, net of taxes
       Unrealized losses on AFS debt securities         612
       Less: net gains on disposition of
       securities                                      (408)
       Minimum pension liability adjustment               5
                                                 -----------
    Other comprehensive losses, net of taxes           (209)                    209                                          209
                                                 -----------
Comprehensive income                               $ 10,082
                                                 ===========

Dividends on common stock                                       (3,188)                                                   (3,188)
Exercised 11,254 option shares                                                                        (4)        48           44
                                                              --------- ------------ --------- ---------- ----------  -----------
Balance at December 31, 2004                                    86,542         (633)    5,397     73,320    (14,471)     150,155

Comprehensive income
    Net Income                                      $ 8,935      8,935                                                     8,935
    Other comprehensive losses, net of taxes
       Unrealized losses on AFS debt securities        (808)
       Less: net gains on disposition of
       securities                                      (119)
                                                 -----------
    Other comprehensive losses, net of taxes           (927)                   (927)                                        (927)
                                                 -----------
Comprehensive income                                $ 8,008
                                                 ===========

Dividends on common stock                                       (3,445)                                                   (3,445)
Issued 18,772 shares of common stock in connection
    with Executive Compensation Plan                                                                 173        162          335
Exercised 24,335 option shares                                                                        26        194          220
Purchased 4,532 shares of common stock                                                                          (76)         (76)
Payout of fractional shares resulting from the
    three-for-two stock split declared
    January 18, 2005 and paid on February 18, 2005                  (7)                                                       (7)

                                                              --------- ------------ --------- ---------- ----------  -----------
Balance at June 30, 2005                                       $92,025     $ (1,560)   $5,397   $ 73,519    (14,191)   $ 155,190
                                                              ========= ============ ========= ========== ==========  ===========

----------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.
All share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

INTERCHANGE FINANCIAL SERVICES CORPORATION
------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------
(in thousands)
(unaudited)
                                                                                         2005         2004
                                                                                   ------------- -----------
Cash flows from operating activities
Net income                                                                              $ 8,935     $ 8,341
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                           1,004         976
  Amortization of securities premiums                                                     2,080       2,973
  Accretion of securities discounts                                                        (126)       (122)
  Amortization of loan premiums                                                              46          23
  Amortization of premiums in connection with acquisition                                   371         656
  Provision for loan and lease losses                                                       400         675
  Increase in cash surrender value of Bank Owned Life Insurance                            (548)       (487)
  Net gain on sale of securities                                                           (317)       (819)
  Origination of loans held for sale                                                     (7,582)     (1,437)
  Sale of loans held for sale                                                             7,056       1,532
  Net gain on sale of  loans and leases                                                    (379)       (130)
  Net loss/(gain) on sale of foreclosed assets and repossessed assets                        13         (14)
Decrease (increase) in operating assets
  Accrued interest receivable                                                              (247)        864
  Other Assets                                                                           (1,981)     (1,115)
 Increase (decrease) in operating liabilities
Accrued interest payable                                                                    145         (74)
  Other                                                                                   1,683       1,092
                                                                                   ------------- -----------
Cash provided by operating activities                                                    10,553      12,934
                                                                                   ------------- -----------

Cash flows from investing activities
(Payments for) proceeds from
  Net originations of loans and leases                                                  (81,876)    (51,898)
  Purchase of loans and leases                                                           (4,678)    (36,449)
  Sale of loans and leases                                                                1,215         744
  Purchase of securities available-for-sale                                             (49,538)    (38,840)
  Maturities of securities available-for-sale                                            17,155      46,525
  Sale of securities available-for-sale                                                  77,127      58,235
  Maturities of securities held-to-maturity                                               1,209       5,205
  Sale of securities held-to-maturity                                                       270           -
  Purchase of securities held-to-maturity                                               (21,891)     (6,820)
  Sale of foreclosed assets and other repossessed assets                                      -          77
  Purchase of fixed assets                                                                 (503)       (546)
                                                                                   ------------- -----------
Cash used in investing activities                                                       (61,510)    (23,767)
                                                                                   ------------- -----------

Cash flows from financing activities
Proceeds from (payments for)
  Net change in deposits                                                                 12,021      30,052
  Securities sold under agreements to repurchase and other borrowings                   557,077     223,418
  Retirement of securities sold under agreement to repurchase and
          other borrowings                                                             (532,945)   (236,682)
  Issuance of long term subordinated debentures                                          20,620           -
  Dividends                                                                              (3,445)     (3,194)
  Common stock issued                                                                       335         205
  Payout of fractional shares resulting from 3-for-2 stock split                             (7)          -
  Treasury stock                                                                            (76)     (2,154)
  Exercise of option shares                                                                 220         102
                                                                                   ------------- -----------
Cash provided by financing activities                                                    53,800      11,747
                                                                                   ------------- -----------
Increase  in cash and cash equivalents                                                    2,843         914
Cash and cash equivalents, beginning of period                                           33,110      31,435
                                                                                   ------------- -----------
Cash and cash equivalents, end of period                                               $ 35,953    $ 32,349
                                                                                   ============= ===========

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                                              $ 9,497      $6,275
  Income taxes                                                                            5,144       4,100

Supplemental disclosure of non-cash investing and financing activities:
  Loans transferred to foreclosed assets and other repossessed assets                        11          34

--------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2005

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Interchange Financial Services Corporation and certain of its wholly owned subsidiaries (on a consolidated basis, the "Company") including its principal operating subsidiary, Interchange Bank (the "Bank") and Clover Leaf Mortgage Company, and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission. The Company has two wholly owned trusts which are not consolidated, see Note 12 "Subordinated Debentures" for a more detailed discussion of these subsidiaries. Pursuant to such rules and regulations, certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and schedules thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2004.

     The condensed consolidated financial data for the three and six months ended June 30, 2005 and 2004, are unaudited but reflect adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

New Accounting Pronouncements: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an initial investment in loans or debt securities acquired in a transfer if those differences relate, at least in part, to a deterioration of credit quality. SOP 03-3 prohibits companies from carrying over valuation allowances in the initial accounting for such loans and limits the yield that may be accreted to the excess of undiscounted expected cash flows over the initial investment in the loan. Decreases in expected cash flows are recognized as impairment and increases are recognized prospectively through an adjustment of the loan yield. SOP 03-3 is effective for loans and debt securities acquired on or after January 1, 2005. Our adoption of this guidance did not have a significant effect on our condensed consolidated financial statements.

     On March 3, 2005, the Financial Accounting Standards ("FASB") Staff issued FASB Staff Position ("FSP") FIN 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46" (FIN 46R-- Revised December 2003), "Consolidation of Variable Interest Entities" ("VIE"). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the second quarter of 2005 and its adoption did not have a material impact on our condensed consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods' financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

     At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which will replace the guidance previously set forth in EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS 115, Staff Accounting Bulletin ("SAB") 59, Accounting Principles Board ("APB") Opinion No. 18, and EITF Topic D-44. The effective date of the FSP is for periods beginning after September 15, 2005, but is not expected to have a material impact on our condensed consolidated financial statements.

Stock Based Compensation: The Company accounts for stock option plans under the recognition and measurement principles of "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)"). SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under APB No. 25 and related interpretations.

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

     The following table illustrates the effect on net income and diluted earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation for the three and six months ended June 30, 2005 and 2004: (in thousands, except share data) (unaudited)

                                             For the three months ended       For the six months ended
                                                      June 30,                       June 30,
                                            -----------------------------   --------------------------
                                                 2005            2004          2005           2004
                                            -------------   -------------   -----------   ------------
Net Income
      As reported                                 $4,515          $4,355        $8,935         $8,341

      Less: Total stock-based
      compensation expense determined
      under the fair value method for all
      rewards, net of related tax effects            259             216           525            403
                                            -------------   -------------  ------------   ------------
      Pro-forma                                   $4,256          $4,139        $8,410         $7,938
                                            =============   =============  ============   ============

Earnings per share:
Basic:
     As reported                                    0.24            0.23          0.47           0.44
     Pro forma                                      0.22            0.22          0.44           0.41
Diluted:
     As reported                                    0.23            0.22          0.46           0.43
     Pro forma                                      0.22            0.21          0.43           0.41

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants issued during the six months ended June 30, 2005 and 2004, respectively: dividend yield of 2.00% and 2.01%; expected volatility of 23.07% and 23.05%; risk-free interest rate of 3.87% and 3.86%; and expected lives of approximately 7 years.

2.   Earnings Per Common Share

     Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. At June 30, 2005 and 2004 the weighted average diluted shares outstanding for the three months were approximately 19.6 million and 19.5 million, respectively. For the each of the six month periods ended June 30, 2005 and 2004 the weighted average diluted shares outstanding were approximately 19.6 million.

3.   Commitments and Contingent Liabilities

Legal Proceedings
     The Company is a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, is expected to have a material adverse impact on the condensed consolidated financial condition, results of operations or liquidity of the Company.

Commitments to Extend Credit
     At June 30, 2005, the Company had commitments of approximately $280.5 million to extend credit, of which approximately $2.6 million represents standby letters of credit.

4.   Goodwill and Other Intangibles

     Goodwill is not amortized to expense, but rather is tested for impairment periodically. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Impairment, if any, is measured on a discounted future cash flow basis. Net intangible assets are as follows: (in thousands)(unaudited)

                                        ----------------    -----------------
                                           June 30,           December 31,
                                             2005                 2004
                                        ----------------    -----------------

Intangilbe assets                         $       4,595       $        4,595
Accumulated amortization                         (1,187)                (935)
                                        ----------------    -----------------
  Net intangible assets                   $       3,408       $        3,660
                                        ================    =================

     Intangible assets are a result of acquisitions and are primarily related to core deposit intangibles ("CDI") which have an estimated life of 10 years. For each of the three and six month periods ended June 30, 2005 and 2004 the CDI amortized was $107 thousand and $214 thousand, respectively. The CDI will be periodically reviewed for impairment.

At June 30, 2005 the scheduled amortization of the intangible assets is as follows (in thousands) (unaudited):

2006                        $     436
2007                              430
2008                              430
2009                              430
2010                              430
Thereafter                        999
                         -------------
Total                       $   3,155
                         =============

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

6.   Cash Dividend

     On July 19, 2005, the Company declared a cash dividend of $0.09 per share payable on August 19, 2005, to holders of record as of August 1, 2005.

7.   Securities Held-to-Maturity and Securities Available-for-Sale

     Securities  held-to-maturity  ("HTM")  and  securities   available-for-sale
("AFS") consist of the following: (in thousands) (unaudited)

                                                       --------------------------------------------------------
                                                                         June 30, 2005
                                                       --------------------------------------------------------
                                                                        Gross         Gross        Estimated
                                                        Amortized     Unrealized   Unrealized        Fair
                                                           Cost         Gains        Losses          Value
                                                       -------------  -----------  ------------  --------------
Securities held-to-maturity
   Government-Sponsored Enterprises:
        Mortgage-backed securities                      $     3,907    $      57     $       1    $      3,963
   Obligations of states & political subdivisions            30,856          700             -          31,556
                                                       -------------  -----------  ------------  --------------
                                                        $    34,763    $     757     $       1    $     35,519
                                                       =============  ===========  ============  ==============

Securities available-for-sale
   Government-Sponsored Enterprises:
        Mortgage-backed securities                      $   120,567    $     237     $     937    $    119,867
        Other debt                                          172,026            3         2,383         169,646
   Obligations of states & political subdivisions            31,641          509            14          32,136
   Equity securities                                          4,805            -             -           4,805
                                                       -------------  -----------  ------------  --------------
                                                            329,039          749         3,334         326,454
                                                       -------------  -----------  ------------  --------------

     Total securities                                   $   363,802    $   1,506     $   3,335    $    361,973
                                                       =============  ===========  ============  ==============

                                                       --------------------------------------------------------
                                                                          December 31, 2004
                                                       --------------------------------------------------------
                                                                        Gross         Gross        Estimated
                                                        Amortized     Unrealized   Unrealized        Fair
                                                           Cost         Gains        Losses          Value
                                                       -------------  -----------  ------------  --------------
Securities held-to-maturity
   Government-Sponsored Enterprises:
        Mortgage-backed securities                      $     5,583    $     128     $       -    $      5,711
   Obligations of states & political subdivisions             8,947          618             -           9,565
                                                       -------------  -----------  ------------  --------------
                                                        $    14,530    $     746     $       -    $     15,276
                                                       =============  ===========  ============  ==============

Securities available-for-sale
   Obligations of U.S. Treasury                         $     5,981    $       1     $       -    $      5,982
   Government-Sponsored Enterprises:
        Mortgage-backed securities                          121,198          793           599         121,392
        Other debt                                          211,856          344         2,352         209,848
   Obligations of states & political subdivisions            31,948          815            44          32,719
   Equity securities                                          4,258            -             -           4,258
                                                       -------------  -----------  ------------  --------------
                                                            375,241        1,953         2,995         374,199
                                                       -------------  -----------  ------------  --------------
     Total securities                                   $   389,771    $   2,699     $   2,995    $    389,475
                                                       =============  ===========  ============  ==============

     At June 30, 2005, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands) (unaudited)

                                              Securities                 Securities
                                           Held-to-Maturity           Available-for-Sale
                                     ----------------------------  -------------------------
                                                     Estimated                   Estimated
                                      Amortized         Fair       Amortized       Fair
                                         Cost          Value          Cost         Value
                                     -------------  -------------  -----------  ------------
Within 1 year                         $    15,006    $    15,055   $   98,619    $   97,912
After 1 but within 5 years                  3,789          3,952      212,780       210,493
After 5 but within 10 years                11,462         11,919        3,031         3,137
After 10 years                              4,506          4,593        9,804        10,107
Equity securities                               -              -        4,805         4,805
                                     -------------  -------------  -----------  ------------
                       Total          $    34,763    $    35,519   $  329,039    $  326,454
                                     =============  =============  ===========  ============

     Proceeds from the sale of securities AFS amounted to $77.1 million and $58.2 million for the six months ended June 30, 2005 and 2004, respectively, which resulted in gross realized gains of $670 thousand and $913 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $361 thousand and $94 thousand for the six months ended June 30, 2005 and 2004, respectively. Proceeds from the sale of securities HTM amounted to $270 thousand for the six months ended June 30, 2005, which resulted in realized gains of $8 thousand. The securities had significantly paid down to less than 85% of the original purchased balance through normal principal amortization and prepayments. There were no sales of securities HTM for the six months ended June 30, 2004. These amounts are included in net gain on sale of securities in the unaudited condensed consolidated statements of income.

     On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). Based upon the Company's evaluation of the securities portfolios no other than temporary impairment charge was necessary at June 30, 2005 and 2004.

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at June 30, 2005: (in thousands) (unaudited)

                                                 -----------------------  -------------------------  ------------------------
                                                    12 months or less        12 months or longer              Totals
                                                 -----------------------  -------------------------  ------------------------
                                                     Fair     Unrealized      Fair      Unrealized       Fair     Unrealized
                                                    Value      Losses        Value        Losses        Value       Losses
                                                 ----------- -----------  -----------  ------------  ----------- ------------
Securities available-for-sale
Government-Sponsored Enterprises:
     Mortgage-backed securities                    $ 48,790    $    465    $  44,552     $     472    $  93,342    $     937
     Other debt                                           -           -      168,603         2,383      168,603        2,383
Obligations of states & political subdivisions          485           1        1,648            13        2,133           14
                                                 ----------- -----------  -----------  ------------  ----------- ------------
                                                   $ 49,275    $    466    $ 214,803     $   2,868    $ 264,078    $   3,334
                                                 =========== ===========  ===========  ============  =========== ============
Securities held-to-maturity
Government-Sponsored Enterprises:
     Mortgage-backed securities                    $    108    $      1    $      34     $       -    $     142    $       1
                                                 =========== ===========  ===========  ============  =========== ============

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at December 31, 2004: (in thousands)

                                                  ------------------------  --------------------  ----------------------
                                                     12 months or less       12 months or longer          Totals
                                                  ------------------------  --------------------  ----------------------
                                                     Fair       Unrealized     Fair  Unrealized       Fair    Unrealized
                                                    Value         Losses      Value    Losses        Value      Losses
                                                  -----------  -----------  --------  ----------  ---------  ---------
Securities available-for-sale
Government-Sponsored Enterprises:
  Mortgage-backed securities                       $   54,616    $     555  $  13,966  $      44  $  68,582  $      599
  Other Debt                                           91,582          840    104,493      1,512    196,075       2,352
Obligations of states & political subdivisions            479            7      3,138         37      3,617          44
                                                  -----------    ---------  ---------  ---------  ---------  ----------
                                                   $  146,677    $   1,402  $ 121,591  $   1,593  $ 268,274  $    2,995
                                                  ===========    =========  =========  =========  =========  ==========

     Securities with carrying amounts of $125.8 million and $62.2 million at June 30, 2005 and December 31, 2004, respectively, were pledged for public deposits, Federal Home Loan Bank advances, securities sold under repurchase agreements and other purposes required by law.

8.   Loans

     The composition of the loan portfolio is summarized as follows: (in thousands)

                               -----------    ------------
                                June 30,      December 31,
                                  2005            2004
                               -----------    ------------
                               (unaudited)
Real estate
  Residential                   $  296,040     $ 292,406
  Commercial                       418,413       375,985
  Construction                      73,536        51,162

Commercial
  Commercial and financial         204,476       186,386
  Lease financing                   22,877        23,535

Consumer
  Lease financing                      198           680
  Installment                        4,447         4,027
                                ----------      --------

                                 1,019,987       934,181
Allowance for loan and lease        (9,945)       (9,797)
                                ----------      --------

Net loans and leases            $1,010,042     $ 924,384
                                ==========     =========

     Loans are net of unearned income and deferred fees of $5.8 million and $5.5 million for the periods ended June 30, 2005 and December 31, 2004, respectively.

Nonperforming Loans
     Nonperforming loans include loans that are accounted for on a nonaccrual basis. Nonperforming loans are as follows: (in thousands)

                              ---------  -----------
                              June 30,   December 31,
                                2005         2004
                              ---------  -----------
                             (unaudited)
Nonaccrual loans
  Residential real estate      $   700     $ 1,660
  Commercial real estate         1,648       2,320
  Commercial and financial       2,152       2,981
  Commercial lease financing     1,546       1,836
  Consumer                         230         336
                              ---------    --------
                               $ 6,276     $ 9,133
                              =========    ========

9.   Allowance for Loan and Lease Losses

     The Company's recorded investment in impaired loans is as follows: (in thousands) (unaudited)

                                                   -------------------  ----------------------
                                                        June 30,             December 31,
                                                   -------------------  ----------------------
                                                           2005                 2004
                                                   -------------------  ----------------------
                                                   Investment  Related   Investment   Related
                                                       in     Allowance     in       Allowance
                                                    Impaired  for Loan   Impaired    for Loan
                                                      Loans    Losses      Loans       Losses
                                                    --------  --------   ---------   ---------
Impaired loans
       With a related allowance for loan losses
           Commercial and financial                 $ 2,960    $  421     $ 2,981      $   420
           Commercial real estate                     1,655        26       2,320           98
           Residential real estate                      978       112         822          123
       Without a related allowance for loan loses         -         -           -            -
                                                    --------  --------   ---------     --------
                                                    $ 5,593    $  559     $ 6,123      $   641
                                                    ========  ========   =========     ========

-------------------------------------------------------------------------
The impairment of the above loans was measured based on the fair value of collateral.

Changes in the  allowance  for loan and lease losses are  summarized as follows:
(in thousands) (unaudited)

                                                   --------------------------------------
                                                   Three months ended   Six months ended
                                                        June 30,           June 30,
                                                   ------------------ -------------------
                                                      2005    2004       2005     2004
                                                   ------- --------   -------- ----------
Balance at beginning of period                      $9,876   $9,635     $9,797    $9,641
Additions (deductions)
     Provision charged to operation                    225      300        400       675
     Recoveries on loans previously charged off          5       24         83        60
     Loans charged off                                (161)    (171)      (335)     (588)
                                                   -------- --------   --------  --------
Balance at end of period                            $9,945   $9,788     $9,945    $9,788
                                                   ======== ========   ========  ========

10.  Other Non-interest Expense

     Expenses included in other non-interest expense are as follows: (in thousands) (unaudited)

                                       ------------------  --------------------
                                       Three months ended   Six months ended
                                            June 30,           June 30,
                                       ------------------  --------------------
                                          2005      2004       2005     2004
                                       -------   --------   -------- ----------
Professional fees                      $   232    $   361   $    778   $   677
Legal fees                                 256        240        441       450
Directors' fees, travel and retirement     205        194        422       410
Data processing                            264        283        529       564
All other                                1,061        847      1,748     1,675
                                      ---------  ---------  --------- ---------
   Total                               $ 2,018    $ 1,925    $ 3,918   $ 3,776
                                      =========  =========  ========= =========

11. Long-term Borrowings

Long-term borrowings consist of the following FHLB advances: (in thousands)

        Maturity                       June 30,       December 31,
          Date           Rate           2005             2004
--------------------- ----------    --------------  --------------
                                     (unaudited)
January 2006               2.09 %               -        $ 10,000

January 2007 (a)           4.22          $ 10,000          10,000

January 2007               2.69            10,000          10,000

January 2010 (b)           3.66            15,000               -
                      ----------    --------------  --------------
                           3.52 %        $ 35,000         $ 30,000
                      ==========    ==============  ==============

(a) The FHLB has an option to call this advance on a quarterly basis if the 3-month LIBOR resets above 7.50%.

(b)  The FHLB has an option to call this advance in January 2008.

12.  Subordinated Debentures

     During June 2005, Interchange Statutory Trust I and Interchange Statutory Trust II (together the "Trusts") each issued $10 million of pooled trust preferred securities. In conjunction with the issuance of the trust preferred securities the Company issued subordinated debentures to the Trusts totaling $20.6 million. The rates of interest paid on the securities issued by the Trusts and the Company have been fixed for 5 years, at an average rate of 6.10%, after which time the rates will float at the 3-month LIBOR plus 1.71%. The Company has the right to call the notes after 5 years on any of the interest payment dates. The final maturity date on the pool trust preferred securities and debentures is 2035.

     The Company does not meet the criteria as primary beneficiary for the Trusts in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and FIN No. 46(R), "Consolidation of Variable Interest Entities." As a result, these trusts are not consolidated. The Trusts have no independent operations. The obligations of the Trusts are fully and unconditionally guaranteed by the

Company. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. Interest on the debentures is cumulative and payable in arrears. Proceeds from any redemption of debentures would cause a mandatory redemption of pooled trust preferred securities having an aggregate liquidation amount equal to the principal amount of debentures redeemed.

13.  Benefit Plans

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

     The following table shows the aggregated components of net periodic benefit costs for the periods noted: (in thousands) (unaudited)

                                    -----------------------  ----------------------
                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                    -----------------------  ----------------------
                                       2005        2004         2005         2004
                                    -----------  ----------  ----------  ----------
Service cost                             $ 198       $ 166       $ 396       $ 333
Interest cost                              102          95         204         190
Expected return on plan assets             (56)        (39)       (112)        (79)
Amortization of prior service cost           1           1           2           2
Amortization of net (gain) loss              1           -           2           -
                                    -----------  ----------  ----------  ----------

Net periodic benefit cost                $ 246       $ 223       $ 492       $ 446
                                    ===========  ==========  ==========  ==========

     During 2005, the Bank anticipates contributing approximately $43 thousand to the Pension Plan of which $9 thousand has already been contributed.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following discussion is an analysis of the condensed consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's 2004 Annual Report on Form 10-K.

Forward Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company, which are not historical facts may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect" and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan and lease portfolio, the quality of the loan and lease portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) adverse changes in Government-Sponsored Enterprises (the "GSE") status or financial condition impacting the GSE's guarantees or ability to pay or issue debt; (iii) changes in the interest rate yield curve such as flat, inverted or steep yield curves, or interest rate environment which impact interest margins and may impact prepayments on the mortgage-backed securities portfolio; (iv) changes in consumer spending, borrowing and saving habits; (v) technological changes, (vi) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (vii) disruptions caused by terrorism, such as the events of September 11, 2001, or military actions in the Middle East or other areas; (viii) legislation or regulatory requirements or changes adversely affecting the business of the Company; and (ix) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We are not promising to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

Company

     The Company is a bank holding company headquartered in Bergen County, New Jersey. The Company's principal operating subsidiary is Interchange Bank, a New Jersey-chartered commercial bank. In addition to the Bank, the Company has three other wholly owned direct subsidiaries: Clover Leaf Mortgage Company, a New Jersey corporation, which is not currently engaged in any business activity; and Interchange Statutory Trust I and Interchange Statutory Trust II, which were formed for the sole purpose of issuing trust preferred securities. The Company does not qualify as the primary beneficiary for our wholly-owned trusts in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and FIN No. 46(R), "Consolidation of Variable Interest Entities." As a result, these trusts are not consolidated. The Bank has five direct subsidiaries: Clover Leaf Investment Corporation, an investment company operating pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., a New Jersey corporation engaged in the sale of tax-deferred annuities and insurance; Clover Leaf Management Realty Corporation, a Real Estate Investment Trust ("REIT"), which manages certain real estate assets of the Company; Bridge View Investment Company, an investment company operating pursuant to New Jersey law; and Interchange Capital Company, L.L.C. ("ICC"), a New Jersey limited liability company which engages in equipment lease financing. All of the Bank's subsidiaries are 100% owned by the Bank, except for the REIT, which is 99% owned by the Bank. Bridge View Investment Company has one wholly owned subsidiary, Bridge View Delaware, Inc. ("BVDI"). BVDI is an investment company operating pursuant to Delaware law.

Critical Accounting Policies and Judgments

     The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in our 2004 Annual Report on Form 10-K, Note 1 "Nature of Business and Summary of Significant Accounting Policies," to our consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA"): "Critical Accounting Policies and Judgments." Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

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

     The Company considers the ALLL of $9.9 million adequate to cover estimated losses inherent in the loan portfolio, loan commitments and standby and other letters of credit that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. For further discussion see the "Loan Quality" and "Allowance for Loan and Lease Losses" sections of the MDA, along with Note 1 "Nature of Business and Summary of Significant Accounting Policies";
Note 6 "Allowance for Loan and Lease Losses"; and Note 12 "Commitments and Contingent Liabilities" to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

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

Securities Held-to-Maturity and Securities Available-for-Sale: Debt securities purchased with the intent and ability to hold until maturity are classified as securities HTM and are carried at cost, adjusted for the amortization of premiums and accretion of discounts. All other securities, including equity securities, are classified as securities AFS. Securities classified as AFS may be sold prior to maturity in response to, but not limited to, changes in interest rates, changes in prepayment risk or for asset/liability management strategies. These securities are carried at fair value and any unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in the consolidated statement of stockholders' equity. The estimated fair value for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. Gains and losses from the sale of these securities are determined using the specific identification method and are reported in non-interest income. The Company does not acquire securities for the purpose of engaging in trading activities.

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

                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                              RESULTS OF OPERATIONS

Summary

     For the second quarter of 2005, the Company reported earnings per diluted common share of $0.23, as compared to $0.22 for the same period in 2004, an increase of approximately 4.5%. Net income for the three months ended June 30, 2005 was approximately $4.5 million, an increase of $160 thousand, or 3.7%, over the same period last year. The increase in earnings resulted primarily from an increase in our interest earning assets during the quarter of approximately $109 million, offset by a decline in our net interest margin, on a tax-equivalent basis, of 15 basis points.

     The Company's return on average assets decreased to 1.20% as compared to 1.25% for the three months ended June 30, 2005 and 2004, respectively. In addition, the Company's return on average stockholders' equity decreased to 11.83% for the second quarter 2005 versus 12.08% for the second quarter in 2004. The changes in return on average assets and equity were primarily the result of the decline in the net interest margin.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest income exempt from federal taxation has been restated to a fully tax-equivalent basis using a corporate federal tax rate of 34% for the quarters ended June 30, 2005 and 2004. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

     Net interest income on a tax-equivalent basis increased $644 thousand, or 4.9%, to $13.8 million for the quarter ended June 30, 2005 as compared to the same quarter in 2004. The tax equivalent basis adjustments for the quarters ended June 30, 2005 and 2004 were $257 thousand and $162 thousand, respectively. The increase in net interest income was due mostly to an 8.7% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew $62.0 million, or 5.3% on average, for the second quarter of 2005 as compared to the same quarter in 2004. The margin for the second quarter of 2005 was 4.05%, a decrease of 15 basis points as compared to the same quarter in 2004.

     Interest income, on a tax-equivalent basis, totaled $19.1 million for the second quarter of 2005, an increase of $2.9 million, or 8.7%, as compared to the same quarter in 2004. The increase was mostly attributed to the growth in interest earning assets and the shift in asset mix as average loans grew $145.8 million, while investments declined by $24.0 million.

     Interest expense totaled $5.4 million for the second quarter of 2005, an increase of $2.3 million, as compared to the same period in 2004. The increase in interest expense was a byproduct of the increase in market interest rates, particularly short-term rates, during the second half of 2004 and the first half of 2005. The increase in short-term interest rates increased the average rate paid on deposit liabilities by 67 basis points to 1.84% for the quarter ended June 30, 2005 as compared to the same period in 2004. Interest bearing deposits grew on average $49.6 million, or 5.2%, for the second quarter of 2005 as compared to the same period in 2004.

     During June 2005 the Company issued $20.6 million of subordinated debentures to unconsolidated trust subsidiaries. The average rate paid on the subordinated debentures is 6.10% and is fixed for 5 years, after which time the rate paid on the subordinated debentures will be the 3-month LIBOR plus 1.71%. The subordinated debentures can be called at any of the interest payment dates following the fifth anniversary of their issuance. The final maturity on the subordinated debentures is June 2035. The issuance of the subordinated debentures did not have a material impact on interest expense during the quarter.

--------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
--------------------------------------------------------------------------------------------------------------------------
for the quarter ended June 30,
(dollars in thousands)                                            2005                                   2004
                                                 -------------------------------------     -------------------------------
(unaudited)                                        Average                   Average        Average                  Average
                                                   Balance       Interest      Rate         Balance    Interest     Rate
                                                 ------------  ------------- ---------     ----------- ----------  -------
                     Assets
Interest earning assets:
Loans (1)                                           $991,543        $15,877      6.40 %      $845,747    $13,160     6.22 %
Taxable securities (4)                               314,142          2,534      3.23         363,281      2,563     2.82
Tax-exempt securities (2) (4)                         52,069            697      5.35          26,930        406     6.03
Interest earning deposits                                  2              -         -               6          -        -
Federal funds sold                                        96              1      4.17          12,848         31     0.97
                                                 ------------  ------------- ---------     ----------- ----------  -------
     Total interest-earning assets                 1,357,852         19,109      5.63       1,248,812     16,160     5.18
                                                               -------------                           ----------

Non-interest earning assets:
Cash and due from banks                               37,098                                   36,326
Allowance for loan and lease losses                   (9,993)                                  (9,818)
Other assets                                         115,239                                  118,411
                                                 ------------                              -----------
      Total assets                                $1,500,196                               $1,393,731
                                                 ============                              ===========

      Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                           $996,455          4,595      1.84        $946,834      2,760     1.17
Borrowings and subordinated debentures                95,446            772      3.24          54,862        302     2.20
                                                 ------------  ------------- ---------     ----------- ----------  -------
     Total interest-bearing liabilities            1,091,901          5,367      1.97       1,001,696      3,062     1.22
                                                               -------------                           ----------

Non-interest bearing liabilities
Demand deposits                                      245,157                                  232,734
Other liabilities                                     10,447                                   15,129
                                                 ------------                              -----------
     Total liabilities (3)                         1,347,505                                1,249,559
Stockholders' equity                                 152,691                                  144,172
                                                 ------------                              -----------
     Total liabilities and stockholders' equity   $1,500,196                               $1,393,731
                                                 ============                              ===========

Net interest income (tax-equivalent basis)                           13,742      3.66                     13,098     3.96
Tax-equivalent basis adjustment                                        (257)                                (162)
                                                               -------------                           ----------
     Net interest income                                            $13,485                              $12,936
                                                               =============                           ==========

Net interest income as a percent of interest-earning assets
(tax-equivalent basis)                                                           4.05 %                              4.20 %

------------------------------------------------------------------------------------------------------------------------------
(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio.  When applicable, tax exempt loans are computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3) All deposits are in domestic bank offices.
(4) The average balances are based on historical cost and do not reflect unrealized gains or losses.

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's estimate of the amount necessary to bring the ALLL to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan and lease portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments: Allowance for Loan and Lease Losses" above. In the second quarter of 2005 and 2004, the Company's provision for loan and lease losses was $225 thousand and $300 thousand, respectively. The decline in the provision for loan and lease losses was primarily a result of an improvement in our non-performing assets.

Non-interest Income

     For the quarter ended June 30, 2005, non-interest income totaled $2.5 million, a decrease of $216 thousand, or 8.0%, as compared to the same period in 2004. The change was largely due to a decline in "other" non-interest income, commissions on sale of annuities and mutual funds and net gains on sale of securities of $232 thousand, $108 thousand and $55 thousand, respectively. This was partly offset by growth in gain on sale of loans and leases of $166 thousand. The increase in gain on sale of loans arose out of an increase in sales of Small Business Administration originated loans.

Non-interest Expense

     For the quarter ended June 30, 2005, non-interest expense was $9.2 million, an increase of $382 thousand, or 4.3 %. Contributing to the increase was an increase in salaries and benefits of $290 thousand and "other" non-interest expense of $93 thousand, as compared to the same period in 2004.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 31.1% for the three months ended June 30, 2005 as compared to 33.3% for the same period of 2004. The decline in income tax expense was partly a result of an increase in income from investment securities exempt from federal income taxes.

                SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
                              RESULTS OF OPERATIONS

Summary

     Net income for the six months ended June 30, 2005 was approximately $8.9 million, an increase of $594 thousand, or 7.1%, over the same period last year. The increase in earnings resulted from an increase primarily in the average balance of loans outstanding of $143.0 million. The improvement in earnings was partly offset by a 6 basis point decline in the net interest margin. For the first six months of 2005, the Company reported earnings per diluted common share of $0.46 as compared to $0.43 for the same period in 2004.

     For the six months ended June 30, 2005 and 2004, the Company's Return on Average Assets ("ROA") was 1.20%. Return on Average Equity ("ROE") for the six months ended Juen 30, 2005 was 11.77% an increase from 11.61% when compared to the same period last year.

Net Interest Income

     Net interest income on a tax-equivalent basis increased $1.7 million, or 6.5%, to $27.5 million for the six months ended June 30, 2005 as compared to the same period in 2004. The tax equivalent basis adjustments for the six months ended June 30, 2005 and 2004 were $419 thousand and $322 thousand, respectively. The increase in net interest income was due mostly to an 8.1% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 6.0% on average for the six months of 2005 as compared to the same period in 2004. The aforementioned improvement in net interest income was partly offset by a 6 basis point decline in the net interest margin for the six months ended June 30, 2005 as compared to the same period in 2004. The margin was primarily affected by a 52 basis point increase in the cost of interest bearing deposits and borrowings.

     Interest income, on a tax-equivalent basis, totaled $37.3 million for the six months ended June 30, 2005, an increase of $5.3 million, or 16.5%, as compared to the same period in 2004. The increase was mostly attributed to a $100.8 million, or 8.1%, growth in interest earning assets. The growth in interest earning assets was the result of increases in average loans of $143.0 million, while investments declined by $34.6 million.

     Interest expense, which totaled $9.8 million for the six months ended June 30, 2005, increased $3.6 million, or 58.2%, as compared to the same period in 2004. The increase in interest expense was a byproduct of the increase in market interest rates, particularly short-term rates during the second half of 2004 and first half of 2005. The increase in short-term interest rates increased the average rate paid on interest bearing liabilities by 58 basis points to 1.82% for the six months ended June 30, 2005 as compared to the same period in 2004. Interest bearing deposits grew on average $56.6 million, or 6.0%, for the second quarter of 2005 as compared to the same period in 2004. Augmenting our deposit growth and supporting our increase in interest earning assets was an increase of $23.7 million in average borrowings during the first six months of 2005 as compared to the same period in 2004. During June 2005, the Company issued $20.6 million of subordinated debentures to unconsolidated trust subsidiaries. The average rate paid on the subordinated debentures is 6.10% and is fixed for 5 years, after which time the rate will float at 3-month LIBOR plus 1.71%. The subordinated debentures can be called at any of the interest payment dates following the fifth anniversary of their issuance. The final maturity on the subordinated debentures is June 2035. The issuance of the subordinated debentures did not have a material impact on interest expense during the period.

------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
------------------------------------------------------------------------------------------------------------------------------
for the six months ended June 30,
(dollars in thousands)                                             2005                                   2004
                                                 ----------------------------------------  -----------------------------------
(unaudited)                                        Average                   Average        Average                  Average
                                                   Balance       Interest      Rate         Balance    Interest       Rate
                                                 ------------  ------------- ---------     ----------- ----------  -----------
                     Assets
Interest earning assets
Loans (1)                                           $969,104        $30,862      6.37 %      $826,067    $25,908       6.27 %
Taxable securities (4)                               330,151          5,259      3.19         383,388      5,252       2.74
Tax-exempt securities (2) (4)                         43,563          1,154      5.30          24,964        794       6.36
Interest earning deposits                                  2              -         -               9          -         -
Federal funds sold                                        79              1      2.53           7,677         37       0.96
                                                 ------------  ------------- ---------     ----------- ----------    -------
     Total interest-earning assets                 1,342,899         37,276      5.55       1,242,105     31,991       5.15
                                                               -------------                           ----------

Non-interest earning assets
Cash and due from banks                               35,992                                   35,937
Allowance for loan and lease losses                   (9,934)                                  (9,727)
Other assets                                         115,337                                  118,672
                                                 ------------                              -----------
     Total assets                                 $1,484,294                                1,386,987
                                                 ============                              ===========

     Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                           $996,796          8,517      1.71        $940,178      5,588       1.19
Borrowings and subordinated debentures                83,808          1,291      3.08          60,112        611       2.03
                                                 ------------  ------------- ---------     ----------- ----------    -------
     Total interest-bearing liabilities            1,080,604          9,808      1.82      $1,000,290      6,199       1.24
                                                               -------------                           ----------

Non-interest bearing liabilities
Demand deposits                                      241,871                                  228,417
Other liabilities                                      9,943                                   14,575
                                                 ------------                              -----------
     Total liabilities (3)                         1,332,418                                1,243,282
Stockholders' equity                                 151,876                                  143,705
                                                 ------------                              -----------
     Total liabilities and stockholders' equity   $1,484,294                                1,386,987
                                                 ============                              ===========
Net interest income (tax-equivalent basis)                           27,468      3.73                     25,792       3.91
Tax-equivalent basis adjustment                                        (419)                                (322)
                                                               -------------                           ----------
     Net interest income                                            $27,049                               25,470
                                                               =============                           ==========
Net interest income as a percent of interest-earning assets
(tax-equivalent basis)                                                           4.09 %                                4.15 %
------------------------------------------------------------------------------------------------------------------------------
(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio.  When applicable, tax exempt loans are computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3) All deposits are in domestic bank offices.
(4) The average balances are based on historical cost and do not reflect unrealized gains or losses.

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's estimate of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments: Allowance for Loan and Lease Losses" above. In the first six months of 2005 and 2004, the Company's provision for loan and lease losses was $400 thousand and $675 thousand, respectively.

Non-interest Income

     Non-interest income totaled $4.7 million for the six months ended June 30, 2005, a decrease of $537 thousand, or 10.3%, as compared to the same period in 2004. The decline in non-interest income was mostly due to decreases in net gains on the sale of securities, "other" non-interest income and commissions on sale of annuities and mutual funds of $502 thousand, $200 thousand and $138 thousand, respectively. The decline in non-interest income was partly offset by an increase in net gain on sale of loans and leases and Bank Owned Life Insurance ("BOLI") income of $246 thousand and $138 thousand, respectively.

Non-interest Expense

     For the six months ended June 30, 2005, non-interest expense was $18.3 million, an increase of $619 thousand, or 3.5%, when compared to the same period in 2004. Contributing to the increase was an increase in salaries and benefits, and occupancy expenses of $397 thousand and $154 thousand, respectively, as compared to the same period in 2004.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 31.2% for the six months ended June 30, 2005 as compared to 32.1% for the same period of 2004.

                               FINANCIAL CONDITION

Cash and Cash Equivalents

     At June 30, 2005, cash and cash equivalents was $35.9 million as compared to $33.1 million at December 31, 2004.

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

     The Company's U.S. Government-Sponsored Enterprises securities at June 30, 2005 and 2004 are not guaranteed by the U.S. Government; however, they are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At June 30, 2005 and 2004, approximately $26.8 million and $6.4 million, respectively, of issuances are bond or tax anticipation notes from local municipalities, which are not rated.

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, provide a source of income, ensure collateral is available for pledging requirements and manage asset quality diversification. At June 30, 2005, investment securities totaled $361.2 million and represented 23.6% of total assets, as compared to $388.7 million and 26.5%, respectively, at December 31, 2004. Securities AFS comprised 90.4% of the total securities portfolio at June 30, 2005 as compared to 96.3% at December 31, 2004. At June 30, 2005, the Company had a net unrealized loss of $1.8 million as compared to a net unrealized loss of $296 thousand at December 31, 2004. The decrease was attributed to an increase in market interest rates during that period.

     Proceeds from the sale of securities AFS amounted to $77.1 million and $58.2 million for the six months ended June 30, 2005 and 2004, which resulted in gross realized gains of $670 thousand and $913 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $361 thousand and $94 thousand for the six months ended June 30, 2005 and 2004, respectively. Proceeds from the sale of securities HTM amounted to $270 thousand for the six months ended June 30, 2005, which resulted in realized gains of $8 thousand. The securities had significantly paid down to less than 85% of the original purchased balance through normal principal amortization and prepayments. There were no sales of securities HTM for the six months ended June 30, 2004. These amounts are included in net gain on sale of securities in the unaudited condensed consolidated statements of income.

Loans

     Total loans amounted to $1.0 billion at June 30, 2005, an increase of $85.8 million from $934.2 million at December 31, 2004. The growth was attributable to increases in commercial mortgage loans, commercial and financial loans, and construction loans of $42.4 million, $18.1 million, and $22.4 million, respectively.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. The Company's nonperforming assets at June 30, 2005 amounted to $6.4 million as compared to $9.3 million at December 31, 2004. The ratio of nonperforming assets to total loans and foreclosed real estate and other repossessed assets decreased to 0.63% at June 30, 2005 from 0.99% at December 31, 2004.

     The following table lists nonaccrual loans and foreclosed real estate and other repossessed assets at June 30, 2005, and December 31, 2004: (in thousands)


                                                     ---------   ------------
                                                     June 30,    December 31,
                                                       2005         2004
                                                     ---------    -----------
                                                    (unaudited)
 Nonaccrual loans                                     $ 6,276       $ 9,133
 Foreclosed assets and other repossessed assets           154           156
                                                     ---------     ---------
   Total nonperforming assets                         $ 6,430       $ 9,289
                                                     =========     =========

Allowance for Loan and Lease Losses

     The ALLL is generally established through periodic charges to income through the provision for loan and lease losses. During the six months ended June 30, 2005, the ALLL increased $148 thousand to $9.9 million. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

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

     The following table presents the provisions for loan and lease losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three and six months ended June 30, 2005 and 2004: (dollars in thousands) (unaudited)

                                             -------------------------  -----------------------
                                                 Three months ended         Six months ended
                                                        June 30,                 June 30,
                                             -------------------------  -----------------------
                                                  2005         2004         2005        2004
                                             -------------  ----------  -----------  ----------
Average loans outstanding                       $ 991,543    $845,747    $ 969,104    $826,067
                                             =============  ==========  ===========  ==========

Allowance at beginning of period                   $9,876      $9,635       $9,797      $9,641
                                             -------------  ----------  -----------  ----------
Loans charged-off:
          Real estate                                   -           9            -          76
          Commercial and financial                      -           2           89          57
          Commercial lease financing                  151         134          233         411
          Consumer loans                               10          26           13          44
                                             -------------  ----------  -----------  ----------
              Total                                   161         171          335         588
                                             -------------  ----------  -----------  ----------

Recoveries of loans previously charged-off:
          Real estate                                   -           4           72           4
          Commercial and financial                      1           6            1           6
          Commercial lease financing                    -          12            -          48
          Consumer loans                                4           2           10           2
                                             -------------  ----------  -----------  ----------
              Total                                     5          24           83          60
                                             -------------  ----------  -----------  ----------

Provision for loan and lease losses                   225         300          400         675
                                             -------------  ----------  -----------  ----------
Allowance at end of period                         $9,945      $9,788       $9,945      $9,788
                                             =============  ==========  ===========  ==========

Allowance to loans (end of period)                   0.98 %      1.11 %       0.98 %      1.11 %
Ratio of net charge-offs to average loans
                        (annualized)                 0.06 %      0.07 %       0.05 %      0.13 %

Deposits

     Deposits, which include non-interest bearing demand deposits, time deposits and other interest-bearing deposits, are an essential and cost-effective funding source for the Company. Other interest-bearing deposits, which include interest-bearing demand, money market and savings accounts, comprise the largest segment of the Company's total deposits. The Company emphasizes building core customer relationships by offering a variety of products designed to meet the financial needs of its customers based on their identifiable "life stages".

     At June 30, 2005 total deposits grew $12.0 million, or 2.0% annualized, to $1.26 billion from December 31, 2004 and experienced a favorable shift in deposit mix. The increase was largely in non-interest bearing demand deposits, which increased $32.2 million, or 13.7%, to $267.2 million at June 30, 2005 from December 31, 2004. The aforementioned increase was offset by declines in time deposits and other interest-bearing deposits of $16.9 million and $3.3 million, respectively.

     At June 30, 2005, non-interest bearing deposits amounted to $267.2 million and improved to 21.2% of total deposits compared to 18.9% of total deposits at December 31, 2004. Other interest-bearing deposits amounted to $670.5 million at June 30, 2005 and slightly declined to 53.3% of total deposits compared to 54.1% of total deposits at December 31, 2004. Time deposits amounted to $320.4 million, or 25.5%, of total deposits at June 30, 2005, as compared to $337.3 million, or 27.1% of total deposits at December 31, 2004.

     The  following  table  reflects  the  composition  of deposit  liabilities:
(dollars in thousands)

                                   June 30,        December 31,
                                     2005             2004
                                ----------------   ------------
                                  (unaudited)
Non-interest bearing demand         $   267,225    $   235,036
Interest bearing demand                 455,729        472,807
Money market                            102,273         87,595
Savings                                 112,504        113,352
Time deposits < $100,000                284,307        286,471
Time deposits > $100,000                 36,125         50,877
                                ----------------   ------------
                                    $ 1,258,163    $ 1,246,138
                                ================   ============

Subordinated Debentures

     During June of 2005 Interchange Statutory Trust I and Interchange Statutory Trust II (together the "Trusts") each issued $10 million of pooled trust preferred securities. In conjunction with the issuance of the trust preferred securities, the Company issued subordinated debentures to the Trusts totaling $20.6 million. The rates of interest paid on the securities issued by the Trusts and the Company have been fixed for 5 years, at an average rate of 6.10%, after which time the rates will float at 3-month LIBOR plus 1.71%. The Company has the right to call the notes after 5 years on any of the interest payment dates.

     The Trusts are wholly owned unconsolidated subsidiaries of the Company and have no independent operations. The obligations of the Trusts are fully and unconditionally guaranteed by the Company. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. Interest on the debentures is cumulative and payable in arrears. Proceeds from any redemption of debentures would cause a mandatory redemption of pooled trust preferred securities issued by the Trusts having an aggregate liquidation amount equal to the principal amount of debentures redeemed.

     The trust preferred securities were issued as part of our overall capital management plan and in support of our continued loan growth. The effect of the issuance on net interest income was not material during either the three or six months ending June 30, 2005.

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

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during the first six months of 2005. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

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

     The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At June 30, 2005, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 200 basis point declining interest rate environment. Based on that simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 4.4%. At June 30, 2005, the Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 200 basis point declining interest rate environment:
(unaudited)

                           -------------------------------------------
                           Percentage Change in Estimated Net Interest
                              Income over a twelve month horizon
                           -------------------------------------------
                                             June 30
                                 2005                    2004
                              ----------              ----------
+200 basis points                 -3.3 %                 -5.6 %
+100 basis points                 -1.4                   -1.7
-100 basis points                 -1.6                   -4.8
-200 basis points                 -4.4                     *

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

     A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to certain limitations) and minority interests, less goodwill and any unrealized gains or losses. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities that exceed Tier 1 limits, certain other capital instruments and term subordinated debt. Total capital is the sum of core and supplementary capital. The Company's $20 million of trust preferred securities is considered Tier 1 capital by the Federal Reserve Board.

     At June 30, 2005, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At June 30, 2005, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.

     The capital levels of the Company and the Bank at June 30, 2005, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

     The  Company's  and the Bank's  capital  amounts and ratios are as follows:
(dollars in thousands)

                                                                                                         To Be "Well
                                                                                                     Capitalized" Under
                                                                               For Capital            Prompt Corrective
                                                      Actual                Adequacy Purposes         Action Provisions
                                            --------------------------   -----------------------   -----------------------
                                               Amount         Ratio         Amount       Ratio       Amount       Ratio
                                            ------------   -----------   -------------  --------   -----------  ----------
As of June 30, 2005:
  Total Capital (to Risk Weighted Assets):
   The Company                                 $128,450         12.03 %       $85,427      8.00 %         N/A         N/A
   The Bank                                     127,553         11.94 %        85,488      8.00 %     106,859       10.00 %
  Tier 1 Capital (to Risk Weighted Assets):
   The Company                                  118,485         11.10 %       $42,713      4.00 %         N/A         N/A
   The Bank                                     117,588         11.00 %        42,744      4.00 %      64,116        6.00 %
  Tier 1 Capital (to Average Assets):
   The Company                                  118,485          8.21 %        43,301      3.00 %         N/A         N/A
   The Bank                                     117,588          8.14 %        43,322      3.00 %      72,204        5.00 %

As of December 31, 2004:
  Total Capital (to Risk Weighted Assets):
   The Company                                 $102,175         10.35 %       $78,959      8.00 %         N/A         N/A
   The Bank                                     101,442         10.27 %        79,007      8.00 %     $98,759       10.00 %
  Tier 1 Capital (to Risk Weighted Assets):
   The Company                                   92,338          9.36 %        39,480      4.00 %         N/A         N/A
   The Bank                                      91,605          9.28 %        39,504      4.00 %      59,256        6.00 %
  Tier 1 Capital (to Average Assets):
   The Company                                   92,338          6.49 %        42,692      3.00 %         N/A         N/A
   The Bank                                      91,605          6.43 %        42,735      3.00 %      71,225        5.00 %

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

     The Company's most liquid assets are cash and cash equivalents. At June 30, 2005, the total of such assets amounted to $36.0 million, or 2.4%, of total assets, compared to $33.1 million, or 2.3%, of total assets at December 31, 2004.

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At June 30, 2005 and December 31, 2004, total deposits amounted to $1.3 billion and $1.2 billion, respectively. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At June 30, 2005, short-term borrowings from the FHLB and REPOS amounted to $43.5 million and $4.7 million, respectively, as compared to $24.6 million and $4.4 million, respectively, at December 31, 2004.

     Another significant liquidity source is the Company's securities portfolio. Total securities at June 30, 2005 amounted to $361.2 million, a decrease of $27.5 million, from $388.7 million at December 31, 2004. At June 30, 2005 securities AFS amounted to $326.5 million, or 90.4%, of total securities compared to $374.2 million, or 96.3%, of total securities at December 31, 2004.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $100.0 million line of credit available through its membership in the FHLB of which $6.1 million was utilized at June 30, 2005.

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the unaudited Condensed Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's Condensed Consolidated Balance Sheet until the instrument is exercised. At June 30, 2005 outstanding commitments to fund loans totaled $280.5 million and outstanding standby letters of credit totaled $2.6 million.

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

Item 4:   CONTROLS AND PROCEDURES

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     The Company maintains internal control over financial reporting. During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is also made to Note 3 of the Company's Consolidated Financial Statements in this Form 10-Q.

Item 2.  Unregistered Sales of Equity in Securities and Use of Proceeds

               During June 2005, Interchange Statutory Trust I and Interchange Statutory Trust II (together the "Trusts") each issued $10 million of pooled trust preferred securities. In conjunction with the issuance of the Trust's preferred securities, the Company issued subordinated debentures to the Trusts totaling $20.6 million. The rates of interest paid on the securities issued by the Trusts and the Company have been fixed for 5 years, at an average rate of 6.10%, after which time the rates will float at the 3-month LIBOR plus 1.71%. The Company has the right to call the notes after 5 years on any of the interest payment dates.

               The issuance of the Trust's preferred securities and the subordinated debentures was made in a private placement in reliance upon the exemption from compliance with the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act and applicable state securities law exemptions.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The company held its Annual Meeting of Shareholders on April 28, 2005.
         (b) Each of the persons nominated for director was elected; Approval and Adoption of the Company's 2005 Omnibus Stock and Incentive Plan and the selection of Deloitte & Touche LLP as the Company's independent auditors for 2005 was ratified. The following are the voting results on each of these matters:
                                                        Against or
                                              For        Withheld   Abstentions
                                              ---        --------   -----------
              (1) ELECTION OF DIRECTORS
                  Anthony S. Abbate       16,170,407      286,949        0
                  Anthony R. Coscia       16,184,527      272,829        0
                  John J. Eccleston       16,169,323      288,032        0
                  Eleanore s. Nissley     16,171,058      286,297        0
                  William P. Schuber      16,070,558      386,798        0

              (2) Approval and Adoption of the Company's 2005 Omnibus Stock and
                  Incentive Plan to Increase Shares of Common Stock Reserved for
                  Issuance:

                              For         Against    Abstain    Not Voted
                              ---         -------    -------    ---------
                              9,610,966   1,825,601  57,523     4,963,266

              (3) Ratification of the selection of Deloitte & Touche LLP as the
                  Company's independent Auditors for 2005:
                                                    Against or
                                         For         Withheld    Abstentions
                                         ---         --------    -----------
                                      15,916,008     527,905        13,443

Item 5.  Other Information
         None

Item 6.  Exhibits
         The following exhibits are furnished herewith:

               Exhibit
               -------

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

Dated: August 9, 2005