Form 10-Q
period 2005-09-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2005-11-09
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q
                               ------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                      None
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

         The number of outstanding shares of the Registrant's common stock, no par value per share, as of September 30, 2005, was 19,162,015 shares.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

INDEX

PART I            FINANCIAL INFORMATION
                                                                       Page No.
   Item 1   Financial Statements

            Unaudited Condensed Consolidated Balance Sheets as of
            September 30, 2005 and December 31, 2004..........................1

            Unaudited Condensed Consolidated Statements of Income for the
            three and nine-month periods ended September 30, 2005 and 2004....2

            Unaudited Condensed Consolidated Statements of
            Changes in Stockholders' Equity for the nine months
            ended September 30, 2005 and 2004.................................3

            Unaudited Condensed Consolidated Statements of Cash Flows for
            the nine months ended September 30, 2005 and 2004.................4

            Notes to Unaudited Condensed Consolidated Financial Statements....5

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................19

   Item 3   Quantitative and Qualitative Disclosures About Market Risk.......34

   Item 4   Controls and Procedures..........................................38

PART II   OTHER INFORMATION

   Item 1   Legal Proceedings................................................40

   Item 2   Unregistered Sales of Equity Securities and Use of Proceeds......40

   Item 3   Defaults upon Senior Securities..................................40

   Item 4   Submission of Matters to a Vote of Security Holders..............40

   Item 5   Other Information................................................40

   Item 6   Exhibits.........................................................40

              Signatures.....................................................41

                         PART I - FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS
Interchange Financial Services Corporation
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(dollars in thousands, except share data)
(unaudited)                                                                September 30, December 31,
                                                                                2005        2004
                                                                           ------------- ------------
Assets
Cash and due from banks                                                         $ 34,643     $ 33,108
Interest bearing demand deposits                                                       4            2
                                                                          -------------- ------------
Total cash and cash equivalents                                                   34,647       33,110
                                                                          -------------- ------------

Securities held-to-maturity at amortized cost (estimated fair value of $34,827 and $15,276 for September 30, 2005 and December 31, 2004,
     respectively)                                                                34,183       14,530
                                                                          -------------- ------------
Securities available-for-sale at estimated fair value (amortized cost of
     $327,095 and $375,241 for September 30, 2005 and
     December 31, 2004 respectively)                                             323,376      374,199
                                                                          -------------- ------------

Loans and leases (net of unearned income and deferred fees of $6,421 and
     $5,514 for September 30, 2005 and December 31, 2004, respectively)        1,049,332      934,181
Less:  Allowance for loan and lease losses                                        10,159        9,797
                                                                          -------------- ------------
Net loans and leases                                                           1,039,173      924,384
                                                                          -------------- ------------

Bank owned life insurance                                                         26,666       25,847
Premises and equipment, net                                                       16,301       17,713
Foreclosed assets and other repossessed assets                                       156          156
Goodwill                                                                          55,952       55,952
Intangible assets                                                                  3,282        3,660
Accrued interest receivable and other assets                                      18,204       14,590
                                                                          -------------- ------------
Total assets                                                                  $1,551,940   $1,464,141
                                                                          ============== ============

Liabilities
Deposits
    Non-interest bearing                                                        $239,796     $235,036
    Interest bearing                                                           1,026,332    1,011,102
                                                                          -------------- ------------
Total deposits                                                                 1,266,128    1,246,138
                                                                          -------------- ------------

Securities sold under agreements to repurchase                                     4,408        4,401
Short-term borrowings                                                             58,047       24,600
Long-term borrowings                                                              35,000       30,000
Subordinated debentures                                                           20,620            -
Accrued interest payable and other liabilities                                    10,260        8,847
                                                                          -------------- ------------
Total liabilities                                                              1,394,463    1,313,986
                                                                          -------------- ------------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 33,750,000 shares authorized;
     19,162,015 and 19,119,814 shares issued and outstanding for
     September 30, 2005 and December 31, 2004, respectively                        5,397        5,397
Capital surplus                                                                   73,531       73,320
Retained earnings                                                                 94,976       86,542
Accumulated other comprehensive loss, net of taxes of $1,472 and
     $408 for September 30, 2005 and December 31, 2004, respectively              (2,247)        (633)
                                                                          -------------- ------------
                                                                                 171,657      164,626
Less:  Treasury stock                                                             14,180       14,471
                                                                          -------------- ------------
Total stockholders' equity                                                       157,477      150,155
                                                                          -------------- ------------
Total liabilities and stockholders' equity                                    $1,551,940   $1,464,141
                                                                          ============== ============
-----------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.
All share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
(unaudited)                                                          Three Months Ended               Nine Months Ended
                                                                       September 30,                     September 30,
                                                              -------------------------------  ------------------------------
                                                                  2005             2004             2005            2004
                                                              --------------   --------------  ---------------- -------------
Interest income
Interest on loans and leases                                       $ 17,097         $ 13,877          $ 47,907      $ 39,709
Interest on federal funds sold                                           17               33                18            70
Interest and dividends on securities
  Taxable interest income                                             2,342            2,630             7,464         7,841
  Interest income exempt from federal income taxes                      545              303             1,332           851
  Dividends                                                              59               33               196            74
                                                              --------------   --------------  ---------------- -------------
Total interest income                                                20,060           16,876            56,917        48,545
                                                              --------------   --------------  ---------------- -------------

Interest expense
Interest on deposits                                                  5,265            3,085            13,782         8,672
Interest on securities sold under agreements to repurchase               35               34                91           112
Interest on short-term borrowings                                       370               60               900           171
Interest on long-term borrowings and subordinated debentures            686              237             1,391           660
                                                              --------------   --------------  ---------------- -------------
Total interest expense                                                6,356            3,416            16,164         9,615
                                                              --------------   --------------  ---------------- -------------

Net interest income                                                  13,704           13,460            40,753        38,930
Provision for loan and lease losses                                     300              300               700           975
                                                              --------------   --------------  ---------------- -------------
Net interest income after provision for loan and lease losses        13,404           13,160            40,053        37,955
                                                              --------------   --------------  ---------------- -------------

Non-interest income
Service fees on deposit accounts                                        910            1,001             2,682         2,778
Net gain on sale of securities                                           77              163               394           982
Net gain on sale of loans and leases                                    498              273               877           406
Bank owned life insurance                                               270              245               819           732
Commissions on sale of annuities and mutual funds                       237              266               567           734
Other                                                                   685              929             2,008         2,452
                                                              --------------   --------------  ---------------- -------------
Total non-interest income                                             2,677            2,877             7,347         8,084
                                                              --------------   --------------  ---------------- -------------

Non-interest expense
Salaries and benefits                                                 5,236            5,029            15,145        14,541
Occupancy                                                             1,382            1,325             4,188         3,977
Furniture and equipment                                                 309              327               940           987
Advertising and promotion                                               242              346             1,060         1,209
Amortization of intangible assets                                       126              126               378           378
Other                                                                 1,952            2,114             5,870         5,890
                                                              --------------   --------------  ---------------- -------------
Total non-interest expense                                            9,247            9,267            27,581        26,982
                                                              --------------   --------------  ---------------- -------------

Income before income taxes                                            6,834            6,770            19,819        19,057
Income taxes                                                          2,158            2,109             6,208         6,055
                                                              --------------   --------------  ---------------- -------------
Net income                                                          $ 4,676          $ 4,661          $ 13,611      $ 13,002
                                                              ==============   ==============  ================ =============

Basic earnings per common share                                       $0.24            $0.24             $0.71         $0.68
                                                                      =====            =====             =====         =====
Diluted earnings per common share                                     $0.24            $0.24             $0.69         $0.67
                                                                      =====            =====             =====         =====
------------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

All per share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Interchange Financial Services Corporation
----------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30
----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)
                                                                           Accumulated
                                                                             Other
                                                   Comprehensive Retained Comprehensive  Common   Capital   Treasury
                                                      Income     Earnings     Income      Stock   Surplus    Stock      Total
                                                   ------------- -------- ------------- -------- --------- ---------- ----------
Balance at January 1, 2004                                       $ 74,710       $ 2,434  $ 5,397  $ 73,231  $ (12,579) $ 143,193
Comprehensive income
     Net Income                                         $ 13,002   13,002                                                 13,002
     Other comprehensive income, net of taxes
        Unrealized net losses on AFS debt securities      (1,087)
        Less: net gains on disposition of securities        (729)
                                                   -------------
     Other comprehensive income, net of taxes             (1,816)                (1,816)                                  (1,816)
                                                   -------------
Comprehensive income                                    $ 11,186
                                                   =============

Dividends on common stock                                          (4,788)                                                (4,788)
Issued 11,690 shares of common stock in
     connection with Executive Compensation Plan                                                       103        102        205
Exercised 20,115 option shares                                                                          (8)       143        135
Purchased 127,179 shares of common stock                                                                       (2,154)    (2,154)
                                                                 -------- ------------- -------- --------- ---------- ----------
 Balance at September 30, 2004                                     82,924           618    5,397    73,326    (14,488)   147,777
Comprehensive income
     Net Income                                          $ 5,212    5,212                                                  5,212
     Other comprehensive losses, net of taxes
        Unrealized net losses on AFS debt securities        (925)
        Less: net gains on disposition of securities        (331)
        Minimum pension liability                              5
                                                   -------------
     Other comprehensive losses, net of taxes             (1,251)                 (1,251)                                 (1,251)
                                                   -------------
Comprehensive income                                     $ 3,961
                                                   =============

Dividends on common stock                                          (1,594)                                                (1,594)
Exercised 1,950 option shares                                                                           (6)        17         11
                                                                 -------- ------------- -------- --------- ---------- -----------
Balance at December 31, 2004                                       86,542          (633)   5,397    73,320    (14,471)   150,155

Comprehensive income
     Net Income                                         $ 13,611   13,611                                                 13,611
     Other comprehensive losses, net of taxes
        Unealized losses on AFS debt securities           (1,378)
        Less: net gains on disposition of securities        (236)
                                                   -------------
    Other comprehensive losses, net of taxes              (1,614)                (1,614)                                  (1,614)
                                                   -------------
Comprehensive income                                    $ 11,997
                                                   =============

Dividends on common stock                                          (5,170)                                                (5,170)
Issued 18,772 shares of common stock in connection
     with Executive Compensation Plan                                                                  173        162        335
Exercised 30,585 option shares                                                                          38        241        279
Purchased 6,455 shares of common stock                                                                           (112)      (112)
Payout of fractional shares resulting from the
     three-for-two stock split declared
     January 18, 2005 and paid on February 18, 2005                    (7)                                                    (7)

                                                                 -------- ------------- -------- --------- ---------- ----------
Balance at September 30, 2005                                    $ 94,976      $ (2,247) $ 5,397  $ 73,531  $ (14,180) $ 157,477
                                                                 ======== ============= ======== ========= ========== ==========
----------------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.
All share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

INTERCHANGE FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
--------------------------------------------------------------------------------------
(in thousands)
(unaudited)
                                                                                    2005        2004
                                                                                ------------- ----------
Cash flows from operating activities
Net income                                                                          $ 13,611   $ 13,002
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                        1,495      1,438
  Amortization of securities premiums                                                  3,043      4,121
  Accretion of securities discounts                                                     (175)      (200)
  Amortization of loan premiums                                                           67         36
  Amortization of premiums in connection with acquisition                                518        877
  Provision for loan and lease losses                                                    700        975
  Increase in cash surrender value of Bank Owned Life Insurance                         (819)      (732)
  Net gain on sale of securities                                                        (394)      (982)
  Origination of loans held for sale                                                 (22,766)    (6,077)
  Sale of loans held for sale                                                         23,584      6,433
  Net gain on sale of  loans and leases                                                 (877)      (406)
  Net gain on sale of fixed assets                                                         -        (16)
  Write off of foreclosed and repossessed assets                                          13          -
  Net gain on sale of foreclosed and repossessed assets                                    -        (14)
Decrease (increase) in operating assets
  Accrued interest receivable                                                           (673)       380
  Other Assets                                                                        (2,070)    (3,157)
 Increase in operating liabilities
 Accrued interest payable                                                                528         61
 Other                                                                                   885        554
                                                                                ------------- ----------
Cash provided by operating activities                                                 16,670     16,293
                                                                                ------------- ----------

Cash flows from investing activities
(Payments for) proceeds from
  Net originations of loans and leases                                              (112,778)   (92,659)
  Purchase of loans and leases                                                        (4,678)   (40,459)
  Sale of loans and leases                                                             1,792      1,193
  Purchase of securities available-for-sale                                         (136,466)   (71,960)
  Maturities of securities available-for-sale                                         92,475     79,126
  Sale of securities available-for-sale                                               89,926     63,612
  Maturities of securities held-to-maturity                                            1,705      9,059
  Sale of securities held-to-maturity                                                    270          -
  Purchase of securities held-to-maturity                                            (21,891)    (6,820)
  Sale of foreclosed and other repossessed assets                                          -         77
  Purchase of fixed assets                                                            (1,054)    (1,591)
  Sale of fixed assets                                                                 1,171      2,766
                                                                                ------------- ----------
Cash used in investing activities                                                    (89,528)   (57,656)
                                                                                ------------- ----------

Cash flows from financing activities
Proceeds from (payments for)
  Net change in deposits                                                              19,996     88,532
  Securities sold under agreements to repurchase and other borrowings                801,865    319,132
  Retirement of securities sold under agreement to repurchase and
         other borrowings                                                           (763,411)  (337,485)
  Issuance of long term subordinated debentures                                       20,620          -
  Dividends                                                                           (5,170)    (4,788)
  Common stock issued                                                                    335        205
  Payout of fractional shares resulting from 3-for-2 stock split                          (7)         -
  Treasury stock                                                                        (112)    (2,154)
  Exercise of option shares                                                              279        135
                                                                                ------------- ----------
Cash provided by financing activities                                                 74,395     63,577
                                                                                ------------- ----------

Increase  in cash and cash equivalents                                                 1,537     22,214
Cash and cash equivalents, beginning of period                                        33,110     31,435
                                                                                ------------- ----------
Cash and cash equivalents, end of period                                            $ 34,647   $ 53,649
                                                                                ============= ==========

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                                          $ 15,883     $6,275
  Income taxes                                                                         7,217      4,100

Supplemental disclosure of non-cash investing and financing activities:
  Loans transferred to foreclosed and repossessed assets                                  13         34
--------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005

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

     The condensed consolidated financial data for the three and nine months ended September 30, 2005 and 2004, are unaudited but reflect adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

     On March 3, 2005, the Financial Accounting Standards ("FASB") Staff issued FASB Staff Position ("FSP") FIN 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46" (FIN 46R-- Revised December 2003), "Consolidation of Variable Interest Entities" ("VIE"). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the third quarter of 2005 and its adoption did not have a material impact on our condensed consolidated financial statements.

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

     At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which will replace the guidance previously set forth in EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS 115, Staff Accounting Bulletin ("SAB") 59, Accounting Principles Board ("APB") Opinion No. 18, and EITF Topic D-44. During the Board's September meetings the Board determined that the FSP will retain the paragraph pertaining to the accounting for debt securities subsequent to an other-than temporary impairment, but add a footnote clarifying that this FSP does not address when a security should be placed on a nonaccrual status. The effective date of the FSP is for periods beginning after December 15, 2005, but is not expected to have a material impact on our condensed consolidated financial statements. Prospective transition will be provided for debt securities subsequent to an other-than -temporary impairment.

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

     On April 15, 2005, the Securities and Exchange Commission ("SEC") issued a ruling amending the date for compliance with SFAS No. 123(R). Registrants will be required to adopt FAS 123(R) beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after September 15, 2005. For the Company, this ruling will require adoption of SFAS No. 123(R) by no later than January 1, 2006. The Company is in the process of evaluating and determining which of the alternative methodologies under SFAS No. 123(R) will be utilized.

     Prior to the required adoption of SFAS No. 123(R), the Company has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, "Accounting for
Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

     The following table illustrates the effect on net income and diluted earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation for the three and nine months ended September 30, 2005 and 2004: (in thousands, except per share data) (unaudited)

                                              --------------------------------------   ------------------------------------
                                                   For the three months ended               For the nine months ended
                                                        September 30,                              September 30,
                                              --------------------------------------   ------------------------------------
                                                    2005                 2004               2005                2004
                                              -----------------     ----------------   ----------------    ----------------
Net Income
      As reported                                       $4,676               $4,661            $13,611             $13,002

      Less: Total stock-based
      compensation expense determined
      under the fair value method for all
      rewards, net of related tax effects                  260                  218                782                 619
                                              -----------------     ----------------   ----------------    ----------------
      Pro-forma                                         $4,416               $4,443            $12,829             $12,383
                                              =================     ================   ================    ================

Earnings per share:
Basic:
     As reported                                          0.24                 0.24               0.71                0.68
     Pro forma                                            0.23                 0.23               0.67                0.65
Diluted:
     As reported                                          0.24                 0.24               0.69                0.67
     Pro forma                                            0.23                 0.23               0.66                0.64

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants issued during the nine months ended September 30, 2005 and 2004, respectively: dividend yield of 2.00% and 2.01%; expected volatility of 23.07% and 23.05%; risk-free interest rate of 3.87% and 3.86%; and expected lives of approximately 7 years.

2.   Earnings Per Common Share

     Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. At September 30, 2005 and 2004 the weighted average diluted shares outstanding for the three months were approximately 19.6 million and 19.5 million, respectively. For each of the nine month periods ended September 30, 2005 and 2004, the weighted average diluted shares outstanding were approximately 19.6 million.

3.   Commitments and Contingent Liabilities

Legal Proceedings
     The Company is a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, is expected to have a material adverse impact on the condensed consolidated financial condition, results of operations or liquidity of the Company.

Commitments to Extend Credit
     At September 30, 2005, the Company had commitments to extend credit of approximately $268.1 million, of which approximately $3.8 million represents standby letters of credit.

4.   Goodwill and Other Intangibles

     Goodwill is not amortized to expense, but rather is tested for impairment periodically. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. There have been no events that have caused the Company to consider the need to test goodwill for impairment since the Company's last assessment.

     Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Impairment, if any, is measured on a discounted future cash flow basis. Net intangible assets are as follows: (in thousands) (unaudited)

                                        ----------------    -----------------
                                          September 30,        December 31,
                                              2005                 2004
                                        ----------------    -----------------

Intangible assets                               $ 4,595              $ 4,595
Accumulated amortization                         (1,313)                (935)
                                        ----------------    -----------------
  Net intangible assets                         $ 3,282              $ 3,660
                                        ================    =================

     Intangible assets are a result of acquisitions and are primarily related to core deposit intangibles ("CDI") which have an estimated life of 10 years. For each of the three and nine month periods ended September 30, 2005 and 2004, the CDI amortized were $107 thousand and $322 thousand, respectively. The CDI will be periodically reviewed for impairment.

     At September 30, 2005 the scheduled amortization of the intangible assets is as follows (in thousands) (unaudited):

2006                                            $   436
2007                                                430
2008                                                430
2009                                                430
2010                                                430
Thereafter                                          999
                                        ----------------
Total                                           $ 3,155
                                        ================

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

6.   Cash Dividend

     On October 18, 2005, the Company declared a cash dividend of $0.09 per share payable on November 18, 2005, to holders of record as of October 31, 2005.

7.   Securities Held-to-Maturity and Securities Available-for-Sale

     Securities  held-to-maturity  ("HTM")  and  securities   available-for-sale
("AFS") consist of the following: (in thousands) (unaudited)

                                                                    --------------------------------------------------------
                                                                                     September 30, 2005
                                                                    --------------------------------------------------------
                                                                                     Gross         Gross        Estimated
                                                                     Amortized     Unrealized   Unrealized        Fair
                                                                        Cost         Gains        Losses          Value
                                                                    -------------  -----------  ------------  --------------
Securities held-to-maturity
   Government-Sponsored Enterprises:
        Mortgage-backed securities                                       $ 3,327         $ 30           $ 1         $ 3,356
   Obligations of states & political subdivisions                         30,856          616             1          31,471
                                                                    -------------  -----------  ------------  --------------
                                                                        $ 34,183        $ 646           $ 2        $ 34,827
                                                                    =============  ===========  ============  ==============
Securities available-for-sale
   Government-Sponsored Enterprises:
        Mortgage-backed securities                                     $ 110,110         $ 65       $ 1,562       $ 108,613
        Other debt                                                       171,372            -         2,757         168,615
   Obligations of states & political subdivisions                         39,775          580            45          40,310
   Equity securities                                                       5,838            -             -           5,838
                                                                    -------------  -----------  ------------  --------------
                                                                         327,095          645         4,364         323,376
                                                                    -------------  -----------  ------------  --------------

     Total securities                                                   $361,278      $ 1,291       $ 4,366       $ 358,203
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
                                                                    =============  ===========  ============  ==============

     At September 30, 2005, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands) (unaudited)

                                                           Securities                  Securities
                                                        Held-to-Maturity            Available-for-Sale
                                                  ----------------------------  -------------------------
                                                                  Estimated                   Estimated
                                                   Amortized         Fair       Amortized       Fair
                                                      Cost          Value          Cost         Value
                                                  -------------  -------------  -----------  ------------
Within 1 year                                         $ 14,476       $ 14,498    $ 131,423     $ 130,256
After 1 but within 5 years                               4,380          4,553      174,252       171,181
After 5 but within 10 years                             11,864         12,237        5,593         5,743
After 10 years                                           3,463          3,539        9,989        10,358
Equity securities                                            -              -        5,838         5,838
                                                  -------------  -------------  -----------  ------------
                                Total                 $ 34,183       $ 34,827    $ 327,095     $ 323,376
                                                  =============  =============  ===========  ============

     Proceeds from the sale of securities AFS amounted to $89.9 million and $63.6 million for the nine months ended September 30, 2005 and 2004, respectively, which resulted in gross realized gains of $747 thousand and $1.1 million for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $361 thousand and $94 thousand for the nine months ended September 30, 2005 and

2004, respectively. Proceeds from the sale of securities HTM amounted to $270 thousand for the nine months ended September 30, 2005, which resulted in realized gains of $8 thousand. The securities had significantly paid down to less than 85% of the original purchased balance through normal principal amortization and prepayments. There were no sales of securities HTM for the nine months ended September 30, 2004. These amounts are included in net gain on sale of securities in the unaudited condensed consolidated statements of income.

     On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). Based upon the Company's evaluation of the securities portfolios no other than temporary impairment charge was necessary at September 30, 2005 and 2004.

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at September 30, 2005: (in thousands) (unaudited)

                                               -------------------------  ------------------------  -------------------------
                                                   12 months or less         12 months or longer             Totals
                                               -------------------------  ------------------------  -------------------------
                                                  Fair      Unrealized       Fair      Unrealized      Fair      Unrealized
                                                  Value       Losses        Value        Losses        Value       Losses
                                               ------------ ------------  -----------  -----------  ------------ ------------
Securities available-for-sale
Government-Sponsored Enterprises:
     Mortgage-backed securities                   $ 60,784        $ 834     $ 38,309        $ 728      $ 99,093      $ 1,562
     Other debt                                      9,488          182      159,128        2,575       168,616        2,757
Obligations of states & political subdivisions       2,265           32        1,832           13         4,097           45
                                               ------------ ------------  -----------  -----------  ------------ ------------
                                                  $ 72,537      $ 1,048    $ 199,269      $ 3,316     $ 271,806      $ 4,364
                                               ============ ============  ===========  ===========  ============ ============

Securities held-to-maturity
Government-Sponsored Enterprises:
     Mortgage-backed securities                      $ 153          $ 1         $ 28          $ -         $ 181          $ 1
Obligations of states & political subdivisions         362            1            -            -           362            1
                                               ------------ ------------  -----------  -----------  ------------ ------------
                                                     $ 515          $ 2         $ 28          $ -         $ 543          $ 2
                                               ============ ============  ===========  ===========  ============ ============

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at December 31, 2004: (in thousands)

                                              -------------------------  ------------------------  -------------------------
                                                 12 months or less          12 months or longer             Totals
                                              -------------------------  ------------------------  -------------------------
                                                 Fair      Unrealized       Fair      Unrealized      Fair      Unrealized
                                                 Value       Losses        Value        Losses        Value       Losses
                                              -------------------------  ------------------------  -------------------------
Securities available-for-sale
Government-Sponsored Enterprises:
     Mortgage-backed securities                  $ 54,616        $ 555     $ 13,966         $ 44      $ 68,582        $ 599
     Other debt                                    91,582          840      104,493        1,512       196,075        2,352
Obligations of states & political subdivisions        479            7        3,138           37         3,617           44
                                              ------------ ------------  -----------  -----------  ------------ ------------
                                                $ 146,677      $ 1,402    $ 121,597      $ 1,593     $ 268,274      $ 2,995
                                              ============ ============  ===========  ===========  ============ ============

     Securities with carrying amounts of $137.1 million and $62.2 million at September 30, 2005 and December 31, 2004, respectively, were pledged for public deposits, Federal Home Loan Bank advances, securities sold under repurchase agreements and other purposes required by law.

8.   Loans

     The composition of the loan portfolio is summarized as follows: (in thousands)

                                     -------------  ------------
                                     September 30,  December 31,
                                        2005           2004
                                     -------------  ------------
                                     (unaudited)
Real estate
  Residential                          $286,578      $292,406
  Commercial                            431,372       375,985
  Construction                           90,575        51,162

Commercial
  Commercial and financial              213,481       186,386
  Lease financing                        22,853        23,535

Consumer
  Lease financing                           113           680
  Installment                             4,360         4,027
                                      ---------      --------
                                      1,049,332       934,181
Allowance for loan and lease losses     (10,159)       (9,797)
                                      ---------      --------
Net loans and leases                 $1,039,173      $924,384
                                     ==========      ========

     Loans are net of unearned income and deferred fees of $6.5 million and $5.5 million for the periods ended September 30, 2005 and December 31, 2004, respectively. Loans held for sale amounted to $2.3 million and $650 thousand at September 30, 2005 and December 31, 2004, respectively, which are carried at lower of cost or market.

Nonperforming Loans
     Nonperforming loans include loans that are accounted for on a nonaccrual basis. Nonperforming loans are as follows: (in thousands)

                           -------------   ------------
                           September 30,   December 31,
                               2005            2004
                           -------------   ------------
                            (unaudited)

Nonaccrual loans
 Residential real estate        $ 818         $ 1,660
 Commercial real estate           185           2,320
 Commercial and financial       3,392           2,981
 Commercial lease financing     1,411           1,836
 Consumer                         111             336
                            ----------       ---------
                               $5,917          $9,133
                            ==========       =========

9.  Allowance for Loan and Lease Losses

     The Company's recorded investment in impaired loans is as follows: (in thousands) (unaudited)

                                                       ---------------------- -----------------------
                                                             September 30,          December 31,
                                                                 2005                    2004
                                                       ---------------------- -----------------------
                                                       Investment   Related    Investment   Related
                                                           in      Allowance       in       Allowance
                                                        Impaired   for Loan     Impaired    for Loan
                                                         Loans      Losses        Loans      Losses
                                                       ---------- ----------- ------------- ---------
Impaired loans
         With a related allowance for loan losses
                Commercial and financial                  $ 4,637     $ 1,023        $2,981      $420
                Commercial real estate                        190           5         2,320        98
                Residential real estate                       594          88           822       123
         Without a related allowance for loan losses            -           -             -         -
                                                       ---------- ----------- ------------- ---------
                                                           $5,421     $ 1,115        $6,123      $641
                                                       ========== =========== ============= =========

------------------------------------------------------------------------------------------- ---------
The impairment of the above loans was measured based on the fair value of collateral.

     Changes in the allowance for loan and lease losses are summarized as follows: (in thousands) (unaudited)

                                                  -----------------------------------------------
                                                    Three months ended      Nine months ended
                                                       September 30,          September 30,
                                                  ---------------------- ------------------------
                                                     2005        2004       2005         2004
                                                  ---------- ----------- ----------- ------------
Balance at beginning of period                       $9,945      $9,788      $9,797       $9,641
Additions (deductions)
     Provision charged to operations                    300         300         700          975
     Recoveries on loans previously charged-off          18          16         101           76
     Loans charged-off                                 (104)       (307)       (439)        (895)
                                                  ---------- ----------- ----------- ------------
Balance at end of period                            $10,159      $9,797     $10,159       $9,797
                                                  ========== =========== =========== ============

10.  Other Non-interest Expense

     Expenses included in other non-interest expense are as follows: (in thousands) (unaudited)

                                            ---------------------------   ---------------------------
                                                 Three months ended             Nine months ended
                                                    September 30,                  September 30,
                                            ---------------------------   ---------------------------
                                               2005           2004            2005          2004
                                            ------------  -------------   -------------  ------------
Professional fees                                 $ 406          $ 385         $ 1,184       $ 1,062
Legal fees                                          254            310             695           760
Directors' fees, travel and retirement              230            198             652           609
Data processing                                     271            284             800           848
All other                                           791            894           2,539         2,472
                                            ------------  -------------   -------------  ------------

   Total                                        $ 1,952        $ 2,071         $ 5,870       $ 5,751
                                            ============  =============   =============  ============

11. Long-term Borrowings

     Long-term borrowings consist of the following FHLB advances: (in thousands)

        Maturity                        September 30,        December 31,
          Date           Rate                2005                2004
--------------------- ------------     -----------------   -----------------
                                         (unaudited)
January 2006                 2.09 %                   -            $ 10,000

January 2007 (a)             4.22              $ 10,000              10,000

January 2007                 2.69                10,000              10,000

January 2010 (b)             3.66                15,000                   -
                      ------------     -----------------   -----------------
                             3.52 %            $ 35,000            $ 30,000
                      ============     =================   =================

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

     The following table shows the aggregated components of net periodic benefit costs for the periods noted: (in thousands) (unaudited)

                                     -----------------------------  -----------------------------
                                          Three Months Ended             Nine Months Ended
                                             September 30,                  September 30,
                                     -----------------------------  -----------------------------
                                         2005            2004           2005            2004
                                     -------------   -------------  -------------   -------------
Service cost                                $ 198           $ 166          $ 594           $ 499
Interest cost                                 102              95            306             286
Expected return on plan assets                (56)            (39)          (168)           (118)
Amortization of prior service cost              1               1              3               4
Amortization of net (gain) loss                 1               -              3               -
                                     -------------   -------------  -------------   -------------
Net periodic benefit cost                   $ 246           $ 223          $ 738           $ 671
                                     =============   =============  =============   =============

     During 2005, the Bank contributed approximately $43 thousand to the Pension Plan.

14.  Subsequent Events

     On October 13, 2005 the Company completed its acquisition of Franklin Bank ("Franklin"), a one branch bank operating in Nutley, Essex County, New Jersey. At September 30, 2005 Franklin had approximately, $87.5 million in total assets, $76.3 million in total loans and $75.4 million in deposits.

     Under the terms of the agreement, the total consideration to be received by Franklin shareholders in the merger is fixed at 1,323,575 shares of the common stock of the Company. Based upon Interchange's average closing stock price three days prior to and after the date of announcement of the acquisition which occurred on June 23, 2005 of $17.94; the transaction represents total consideration of approximately $24.9 million, including approximately $1.2 million for the cash payment for option holders. Under the definitive agreement, each Franklin shareholder received 1.2264 Company shares for each Franklin share held immediately prior to the merger.

     The acquisition will be accounted for as a purchase and the cost in excess of the net assets acquired will be allocated first to net identified intangibles and then to goodwill.

     The Company's acquisition of Franklin is intended to further enhance Interchange's presence in northern New Jersey. As a result of the acquisiton, the Bank will now operate 30 banking offices and will have approximately $1.6 billion in assets. The acquisition of Franklin was accomplished through a merger of Franklin with and into the Bank, a wholly-owned subsidiary of Interchange.

     During October the Board authorized the accelerated vesting of 564,528 stock options, representing all unvested stock options on such date. The number of shares and exercise prices of the options subject to the acceleration are unchanged. The remaining terms for each of the options granted remain the same.

     On October 27, 2005, the Board of Directors of the Bank, adopted a resolution to "freeze" all future benefit accruals under the Pension Plan, effective December 31, 2005. The purpose of the "freeze" was to afford flexibility in the retirement benefits that the Company provides while preserving all retirement plan participants' earned and vested benefits and managing the increasing costs associated with the retirement plan. The Company anticipates recognizing a one-time gain of approximately $1 million in connection with the freezing of the retirement plan primarily based upon the difference between the projected benefit obligation and the accumulated benefit obligation. In 2006 it is anticipated that the freezing of the benefit accruals will result in annual service cost savings of approximately $500 thousand.

     The Board also authorized the "freeze" of all future benefit accruals, Directors' Plan and the defined benefit portion of the Supplemental Plan. The anticipated annual service cost savings of freezing both plans is approximately $100 thousand.

     In addition, the Board approved amending the Interchange Bank Capital Investment Plan, a 401(k) plan available to all employees who are age 21 or older. The amendment to the 401(k) plan will increase the fixed contribution to employees to 2% from 1%. The fixed contribution is made in the form of shares of Company stock based upon an employee's base salary. In 2006 it is anticipated that the annual cost of the increase in the fixed contribution will be approximately $140 thousand. The estimated savings for the freezing of the plans and cost for the increase in fixed contributions is only an estimate and is subject to change based upon a number of factors including but not limited to the number of employees, base salaries and actuarial assumptions.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following discussion is an analysis of the condensed consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's 2004 Annual Report on Form 10-K.

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

     On October 13, 2005 the Company completed its acquisition of Franklin Bank ("Franklin"), a one branch bank operating in Nutley, Essex County, New Jersey. At September 30, 2005 Franklin had approximately, $87.5 million in total assets, $76.3 million in total loans and $75.4 million in deposits.

     Under the terms of the agreement, the total consideration to be received by Franklin shareholders in the merger is fixed at 1,323,575 shares of the common stock of the Company. Based upon Interchange's average closing stock price three days prior to and after the date of announcement of the acquisition which occurred on June 23, 2005 of $17.94; the transaction represents total consideration of approximately $24.9 million, including approximately $1.2 million for the cash payment for option holders. Under the definitive agreement, each Franklin shareholder received 1.2264 Company shares for each Franklin share held immediately prior to the merger.

     The acquisition will be accounted for as a purchase and the cost in excess of the net assets acquired will be allocated first to net identified intangibles and then to goodwill.

     The Company's acquisition of Franklin is intended to further enhance Interchange's presence in northern New Jersey. As a result of the acquisiton, the Bank will now operate 30 banking offices and will have approximately $1.6 billion in assets. The acquisition of Franklin was accomplished through a merger of Franklin with and into the Bank, a wholly-owned subsidiary of Interchange.

Critical Accounting Policies and Judgments

     The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in our 2004 Annual Report on Form 10-K, Note 1 "Nature of Business and Summary of Significant Accounting Policies" to our consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA"): "Critical Accounting Policies and Judgments." Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

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

The Company considers the ALLL of $10.2 million adequate to cover estimated losses inherent in the loan portfolio, loan commitments and standby and other letters of credit that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. For further discussion see the "Loan Quality" and "Allowance for Loan and Lease Losses" sections of the MDA, along with Note 1 "Nature of Business and Summary of Significant Accounting Policies";
Note 6 "Allowance for Loan and Lease Losses"; and Note 12 "Commitments and Contingent Liabilities" to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets: Goodwill is not amortized to expense, but rather is tested for impairment periodically. Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, and on an interim basis when conditions require, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment is measured on a discounted future cash flow basis and a charge is recognized in the period that the asset has been deemed to be impaired.

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

                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                              RESULTS OF OPERATIONS

Summary

     For the third quarter of 2005, the Company reported earnings per diluted common share of $0.24, as compared to $0.24 for the same period in 2004. Net income for the three months ended September 30, 2005 was approximately $4.7 million. The earnings were primarily affected by an increase in net interest income of 1.9% being offset by a decline in service charges on deposits and gains on sales of securities.

     The Company's return on average assets decreased to 1.22% as compared to 1.31% for the three months ended September 30, 2005 and 2004, respectively. In addition, the Company's return on average stockholders' equity decreased to 11.98% for the third quarter 2005 versus 12.90% for the third quarter in 2004. The changes in return on average assets and equity were primarily the result of the decline in the net interest margin.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest income exempt from federal taxation has been restated to a fully tax-equivalent basis using a corporate federal tax rate of 34% for the quarters ended September 30, 2005 and 2004. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

     Net interest income on a tax-equivalent basis increased $354 thousand, or 2.6%, to $14.0 million for the quarter ended September 30, 2005 as compared to the same quarter in 2004. The tax equivalent basis adjustments for the quarters ended September 30, 2005 and 2004 were $287 thousand and $177 thousand, respectively. The increase in net interest income was due mostly to an 8.3% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew $51.3 million, or 4.2% on average, for the third quarter of 2005 as compared to the same quarter in 2004. The margin for the third quarter of 2005 was 4.02%, a decrease of 22 basis points as compared to the same quarter in 2004.

     Interest income, on a tax-equivalent basis, totaled $20.3 million for the third quarter of 2005, an increase of $3.3 million, or 19.3%, as compared to the same quarter in 2004. The increase was mostly attributed to the growth in interest earning assets and the shift in asset mix as average loans grew $123.5 million, while investments declined by $10.0 million.

     Interest expense totaled $6.4 million for the third quarter of 2005, an increase of $2.9 million, as compared to the same period in 2004. The increase in interest expense was a result of the increase in short-term market interest rates during the second half of 2004 and throughout 2005. The increase in short-term interest rates increased the average rate paid on interest bearing deposit liabilities by 82 basis points to 2.09% for the quarter ended September 30, 2005 as compared to the same period in 2004. Interest bearing deposits grew on average $40.3 million, or 4.2%, for the third quarter of 2005 as compared to the same period in 2004.

     During June 2005 the Company issued $20.6 million of subordinated debentures to unconsolidated trust subsidiaries. The average rate paid on the subordinated debentures is 6.10% and is fixed for 5 years, after which time the rate paid on the subordinated debentures will be the 3-month LIBOR plus 1.71%. The subordinated debentures can be called at any of the interest payment dates following the fifth anniversary of their issuance. The final maturity on the subordinated debentures is 2035.

---------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
---------------------------------------------------------------------------------------------------------------------------------
for the quarter ended September 30,
(dollars in thousands)
(unaudited)                                                                2005                              2004
                                                         ----------------------------------   ----------------------------------
                                                             Average                 Average      Average               Average
                                                             Balance      Interest    Rate        Balance    Interest     Rate
                                                          --------------  ---------  -------   ------------ ---------  ---------
Assets
Interest earning assets:
Loans (1)                                                    $1,026,631    $17,120     6.67 %     $903,113   $13,913       6.16 %
Taxable securities (4)                                          299,663      2,401     3.20        346,836     2,663       3.07
Tax-exempt securities (2) (4)                                    64,078        809     5.05         26,930       444       6.59
Interest earning deposits                                             4          -        -             12         -          -
Federal funds sold                                                1,964         17     3.46          8,899        33       1.48
                                                          --------------  ---------  -------   ------------ ---------  ---------
     Total interest-earning assets                            1,392,340     20,347     5.85      1,285,790    17,053       5.31
                                                                          ---------                         ---------
Non-interest earning assets:
Cash and due from banks                                          36,446                             36,837
Allowance for loan and lease losses                             (10,113)                            (9,981)
Other assets                                                    116,003                            114,422
                                                          --------------                       ------------
     Total assets                                            $1,534,676                         $1,427,068
                                                          ==============                       ============

Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                                    $1,009,488      5,265     2.09       $969,217     3,085       1.27
Borrowings and subordinated debentures                          111,292      1,091     3.92         61,043       331       2.17
                                                          --------------  ---------  -------   ------------ ---------  ---------
     Total interest-bearing liabilities                       1,120,780      6,356     2.27      1,030,260     3,416       1.33
                                                                          ---------                         ---------

Non-interest bearing liabilities
Demand deposits                                                 246,923                            235,869
Other liabilities                                                10,867                             16,427
                                                          --------------                       ------------
     Total liabilities (3)                                    1,378,570                          1,282,556
Stockholders' equity                                            156,106                            144,512
                                                          --------------                       ------------
     Total liabilities and stockholders' equity              $1,534,676                         $1,427,068
                                                          ==============                       ============

Net interest income (tax-equivalent basis)                                  13,991     3.58                   13,637       3.98
Tax-equivalent basis adjustment                                               (287)                             (177)
                                                                          ---------                         ---------
     Net interest income                                                   $13,704                           $13,460
                                                                          =========                         =========
Net interest income as a percent of interest-earning assets
(tax-equivalent basis)                                                                 4.02 %                              4.24 %
-----------------------------------------------------------------------------------------------------------------------------------
(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio.  When applicable, tax exempt loans are computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3) All deposits are in domestic bank offices.
(4) The average balances are based on historical cost and do not reflect unrealized gains or losses.

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's estimate of the amount necessary to bring the ALLL to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan and lease portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments:
Allowance for Loan and Lease Losses" above. In the third quarter of 2005 and 2004, the Company's provision for loan and lease losses was $300 thousand.

Non-interest Income

     For the quarter ended September 30, 2005, non-interest income totaled $2.7 million, a decrease of $200 thousand, or 7.0%, as compared to the same period in 2004. The change was largely due to a decline in "other" non-interest income, service fees on deposit accounts and net gains on sale of securities of $244 thousand, $91 thousand and $86 thousand, respectively. This was partly offset by growth in gain on sale of loans and leases of $225 thousand. The increase in gain on sale of loans was due in most part to an increase in sales of Small Business Administration originated loans.

Non-interest Expense

     For the quarter ended September 30, 2005, non-interest expense was $9.2 million, a slight decrease of $20 thousand, as compared to the same period in 2004. This decrease was due to a decline in "other" non-interest expense and advertising and promotion of $162 thousand and $104 thousand, respectively, offset by an increase in Salaries and benefits and occupancy expense of $207 thousand and $57 thousand, respectively.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 31.6% for the three months ended September 30, 2005 as compared to 31.2% for the same period of 2004.

           NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
                              RESULTS OF OPERATIONS

Summary

     Net income for the nine months ended September 30, 2005 was approximately $13.6 million, an increase of $609 thousand, or 4.7%, over the same period last year. The increase in earnings resulted from an increase primarily in the average balance of loans outstanding of $136.6 million. The improvement in earnings was partly offset by an 11 basis point decline in the net interest margin and a $588 thousand decrease in gains on sales of securities, or 60%, and a 2.2%, or $599 thousand, increase in non-interest expense. For the first nine months of 2005, the Company reported earnings per diluted common share of $0.69 as compared to $0.67 for the same period in 2004.

     For the nine months ended September 30, 2005 and 2004, the Company's Return on Average Assets ("ROA") was 1.21% and 1.24%, respectively. Return on Average Equity ("ROE") for the nine months ended September 30, 2005 was 11.84% a decrease from 12.04% when compared to the same period last year.

Net Interest Income

     Net interest income on a tax-equivalent basis increased $2.0 million, or 5.1%, to $41.5 million for the nine months ended September 30, 2005 as compared to the same period in 2004. The tax equivalent basis adjustments for the nine months ended September 30, 2005 and 2004 were $706 thousand and $499 thousand, respectively. The increase in net interest income was due mostly to an 8.2% growth in interest earning assets. This interest earning asset growth was funded primarily by deposit liabilities, which grew 5.4% on average for the first nine months of 2005 as compared to the same period in 2004. The aforementioned improvement in net interest income was partly offset by an 11 basis point decline in the net interest margin for the nine months ended September 30, 2005 as compared to the same period in 2004. The margin was primarily affected by a 62 basis point increase in the cost of interest bearing deposits and borrowings.

     Interest income, on a tax-equivalent basis, totaled $57.6 million for the nine months ended September 30, 2005, an increase of $8.6 million, or 17.5%, as compared to the same period in 2004. The increase was mostly attributed to a $102.8 million, or 8.2%, growth in interest earning assets. The growth in interest earning assets was the result of increases in average loans of $136.6 million, while investments declined by $26.4 million.

     Interest expense, which totaled $16.2 million for the nine months ended September 30, 2005, increased $6.5 million, or 68.1%, as compared to the same period in 2004. The increase in interest expense was primarily a result of the increase in short-term market interest rates, during the second half of 2004 and throughout 2005. The increase in short-term interest rates increased the average rate paid on interest bearing liabilities by 62 basis points to 1.84% for the nine months ended September 30, 2005 as compared to the same period in 2004. Interest bearing deposits grew on average $51.1 million, or 5.4%, for the third quarter of 2005 as compared to the same period in 2004. Augmenting our deposit growth and supporting our increase in interest earning assets was an increase of $32.6 million in average borrowings during the first nine months of 2005 as compared to the same period in 2004.

     During June 2005, the Company issued $20.6 million of subordinated debentures to unconsolidated trust subsidiaries. The average rate paid on the subordinated debentures is 6.10% and is fixed for 5 years, after which time the rate will float at 3-month LIBOR plus 1.71%. The subordinated debentures can be called at any of the interest payment dates following the fifth anniversary of their issuance. The final maturity on the subordinated debentures is 2035.

----------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
----------------------------------------------------------------------------------------------------------------------------------
for the nine months ended September 30,
(dollars in thousands)
(unaudited)                                                                  2005                                 2004
                                                              ----------------------------------   -------------------------------
                                                                Average                 Average      Average               Average
                                                                Balance     Interest      Rate       Balance    Interest    Rate
                                                              ------------ -----------  --------   ----------- ---------- --------
Assets
Interest earning assets
Loans (1)                                                        $988,490     $47,982      6.47 %    $851,936    $39,821     6.23 %
Taxable securities (4)                                            319,940       7,660      3.19       371,774      7,915     2.84
Tax-exempt securities (2) (4)                                      50,413       1,963      5.19        24,964      1,238     6.61
Interest earning deposits                                               3           -         -            10          -        -
Federal funds sold                                                    714          18      3.36         8,088         70     1.15
                                                              ------------ -----------  --------   ----------- ---------- --------
     Total interest-earning assets                              1,359,560      57,623      5.65     1,256,772     49,044     5.20
                                                                           -----------                         ----------
Non-interest earning assets
Cash and due from banks                                            36,145                              36,239
Allowance for loan and lease losses                                (9,994)                             (9,812)
Other assets                                                      115,561                             117,245
                                                              ------------                         -----------
     Total assets                                              $1,501,272                          $1,400,444
                                                              ============                         ===========

Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                                      $1,001,073      13,782      1.84      $949,929      8,672     1.22
Borrowings and subordinated debentures                             93,071       2,382      3.41        60,426        943     2.08
                                                              ------------ -----------  --------   ----------- ---------- --------
     Total interest-bearing liabilities                         1,094,144      16,164      1.97    $1,010,355      9,615     1.27
                                                                           -----------                         ----------

Non-interest bearing liabilities
Demand deposits                                                   243,574                             230,919
Other liabilities                                                  10,253                              15,194
                                                              ------------                         -----------
     Total liabilities (3)                                      1,347,971                           1,256,468
Stockholders' equity                                              153,301                             143,976
                                                              ------------                         -----------
     Total liabilities and stockholders' equity                $1,501,272                          $1,400,444
                                                              ============                         ===========

Net interest income (tax-equivalent basis)                                     41,459      3.68                   39,429     3.93
Tax-equivalent basis adjustment                                                  (706)                              (499)
                                                                           ----------                          ---------
     Net interest income                                                      $40,753                             38,930
                                                                           ===========                         ==========
Net interest income as a percent of interest-earning assets
(tax-equivalent basis)                                                                     4.07 %                            4.18 %
-----------------------------------------------------------------------------------------------------------------------------------
(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio.  When applicable, tax exempt loans are computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3) All deposits are in domestic bank offices.
(4) The average balances are based on historical cost and do not reflect unrealized gains or losses.

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's estimate of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments: Allowance for Loan and Lease Losses" above. In the first nine months of 2005 and 2004, the Company's provision for loan and lease losses was $700 thousand and $975 thousand, respectively.

Non-interest Income

     Non-interest income totaled $7.3 million for the nine months ended September 30, 2005, a decrease of $737 thousand, or 9.1%, as compared to the same period in 2004. The decline in non-interest income was mostly due to decreases in net gains on the sale of securities, "other" non-interest income and commissions on sale of annuities and mutual funds of $588 thousand, $444 thousand and $167 thousand, respectively. The decline in non-interest income was partly offset by an increase in net gain on sale of loans and leases of $471 thousand.

Non-interest Expense

     For the nine months ended September 30, 2005, non-interest expense was $27.6 million, an increase of $599 thousand, or 2.2%, when compared to the same period in 2004. Contributing to the increase was an increase in salaries and benefits, and occupancy expenses of $604 thousand and $211 thousand, respectively, offset somewhat by a decrease of $149 thousand in advertising and promotion, as compared to the same period in 2004. The Company continually evaluates its process and workflow in determining its allocation of resources. As technological advances occur or customer trends change the Company will realign its staffing needs in seeking to maximize productivity. As such, the Company has eliminated or curtailed certain positions in October which should produce estimated annual cost savings of $400 thousand; however the cost savings realized will likely be somewhat offset by an increase in personnel in other revenue producing areas such as lending or new branch personnel.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 31.3% for the nine months ended September 30, 2005 as compared to 31.8% for the same period of 2004. The decline in income tax expense was partly a result of an increase in income for securities exempt from federal income taxes.

                               FINANCIAL CONDITION

Cash and Cash Equivalents

     At September 30, 2005, cash and cash equivalents was $34.6 million as compared to $33.1 million at December 31, 2004.

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

     The Company's U.S. Government-Sponsored Enterprises securities at September 30, 2005 and 2004 are not guaranteed by the U.S. Government; however, they are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At September 30, 2005 and 2004, approximately $32.4 million and $9.9 million, respectively, are bond or tax anticipation notes from local municipalities, which are not rated.

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, provide a source of income, ensure collateral is available for pledging requirements and manage asset quality diversification. At September 30, 2005, investment securities totaled $357.6 million and represented 23.0% of total assets, as compared to $388.7 million and 26.5%, respectively, at December 31, 2004. Securities AFS comprised 90.4% of the total securities portfolio at September 30, 2005 as compared to 96.3% at December 31, 2004. At September 30, 2005, the Company had a net unrealized loss of $3.1 million as compared to a net unrealized loss of $296 thousand at December 31, 2004. The decrease in value was attributed to an increase in market interest rates during that period. The average life of securities with unrealized losses is approximately one year.

     Proceeds from the sale of securities AFS amounted to $89.9 million and $63.6 million for the nine months ended September 30, 2005 and 2004, which resulted in gross realized gains of $747 thousand and $1.1 million for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $361 thousand and $94 thousand for the nine months ended September 30, 2005 and 2004, respectively. Proceeds from the sale of securities HTM amounted to $270 thousand for the nine months ended September 30, 2005, which resulted in realized gains of $8 thousand. The securities had significantly paid down to less than 85% of the original purchased balance through normal principal amortization and prepayments. There were no sales of securities HTM for the nine months ended September 30, 2004. These amounts are included in net gain on sale of securities in the unaudited condensed consolidated statements of income.

Loans

     Total loans amounted to $1.0 billion at September 30, 2005, an increase of $115.2 million from $934.2 million at December 31, 2004. The growth was attributable to increases in commercial mortgage loans, commercial and financial loans, and construction loans of $55.4 million, $27.1 million, and $39.4 million, respectively.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. The Company's nonperforming assets at September 30, 2005 amounted to $6.1 million as compared to $9.3 million at December 31, 2004. The ratio of nonperforming assets to total loans and foreclosed real estate and other repossessed assets decreased to 0.58% at September 30, 2005 from 0.99% at December 31, 2004.

     The following table lists nonaccrual loans and foreclosed real estate and other repossessed assets at September 30, 2005, and December 31, 2004: (in thousands)

                                                   ------------  ------------
                                                   September 30, December 31,
                                                        2005         2004
                                                   ------------  ------------
                                                    (unaudited)
   Nonaccrual loans                                    $ 5,917       $ 9,133
   Foreclosed and other repossessed assets                 156           156
                                                   ------------  ------------
     Total nonperforming assets                        $ 6,073       $ 9,289
                                                   ============  ============

Allowance for Loan and Lease Losses

     The ALLL is generally established through periodic charges to income through the provision for loan and lease losses. During the nine months ended September 30, 2005, the ALLL increased $362 thousand to $10.2 million. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

     The Company considers the ALLL of $10.2 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's periodic evaluations of the loan portfolio and other relevant factors. The evaluations are inherently subjective as they require material estimates including such factors as potential loss factors, changes in trend of non-performing loans, current state of local and national economy, value of collateral changes in the composition and volume of the loan portfolio, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends.

     The following table presents the provisions for loan and lease losses, loans charged-off and recoveries on loans previously charged-off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three and nine months ended September 30, 2005 and 2004: (dollars in thousands) (unaudited)

                                             -------------------------  -----------------------
                                                Three months ended         Nine months ended
                                                    September 30,             September 30,
                                             -------------------------  -----------------------
                                                 2005         2004         2005        2004
                                             -------------  ----------  -----------  ----------
Average loans outstanding                      $1,026,631    $903,113     $988,490    $851,936
                                             =============  ==========  ===========  ==========

Allowance at beginning of period                   $9,945      $9,788       $9,797      $9,641
                                             -------------  ----------  -----------  ----------
Loans charged-off:
          Real estate                                   -         202            -         278
          Commercial and financial                     68          30          157          87
          Commercial lease financing                   31          67          264         478
          Consumer loans                                5           8           18          52
                                             -------------  ----------  -----------  ----------
              Total                                   104         307          439         895
                                             -------------  ----------  -----------  ----------

Recoveries of loans previously charged-off:
          Real estate                                   -          15           72          19
          Commercial and financial                     12           -           12           6
          Commercial lease financing                    -           -            -          48
          Consumer loans                                6           1           17           3
                                             -------------  ----------  -----------  ----------
              Total                                    18          16          101          76
                                             -------------  ----------  -----------  ----------

Provision for loan and lease losses                   300         300          700         975
                                             -------------  ----------  -----------  ----------
Allowance at end of period                        $10,159      $9,797      $10,159      $9,797
                                             =============  ==========  ===========  ==========

Allowance to loans (end of period)                   0.97 %      1.06 %       0.97 %      1.06 %
Ratio of net charge-offs to average loans
                         (annualized)                0.03 %      0.13 %       0.05 %      0.13 %

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

     At September 30, 2005 total deposits grew $20.0 million, or 2.1% annualized, to $1.27 billion from December 31, 2004 and experienced a favorable shift in deposit mix. The increase was largely in other interest bearing demand deposits, which increased $37.1 million, or 5.5%, to $710.8 million at September 30, 2005 from December 31, 2004. Non-interest bearing demand deposits also experienced an increase of $4.8 million to $239.8 million. The aforementioned increase was offset by a decline in time deposits of $21.9 million.

     At September 30, 2005, non-interest bearing deposits amounted to $239.8 million, which equates to 18.9% of total deposits reported at September 30, 2005. Other interest-bearing deposits amounted to $710.8 million at September 30, 2005 and increased to 56.2% of total deposits compared to 54.1% of total deposits at December 31, 2004. Time deposits amounted to $315.5 million, or 24.9%, of total deposits at September 30, 2005, as compared to $337.3 million, or 27.1% of total deposits at December 31, 2004.

     The  following  table  reflects  the  composition  of deposit  liabilities:
(dollars in thousands)

                                 September 30,    December 31,
                                     2005            2004
                                ---------------  ------------
                                  (unaudited)
Non-interest bearing demand           $ 239,796     $ 235,036
Interest bearing demand                 480,063       472,807
Money market                            121,990        87,595
Savings                                 108,785       113,352
Time deposits < $100,000                279,790       286,471
Time deposits > $100,000                 35,704        50,877
                                ---------------  ------------
                                    $ 1,266,128    $1,246,138
                                ===============  ============

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

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during the first nine months of 2005. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

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

     The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At September 30, 2005, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 200 basis point declining interest rate environment. Based on that simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 4.9%. At September 30, 2005, the

Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 200 basis point declining interest rate environment: (unaudited)

                       ---------------------------------------------------
                          Percentage Change in Estimated Net Interest
                             Income over a twelve month horizon
                       ---------------------------------------------------
                              September 30,          September 30,
                                  2005                    2004
                          --------------------     -----------------
+200 basis points                  -4.9 %                 -5.3 %
+100 basis points                  -2.1                   -2.5
-100 basis points                   1.1                   -2.0
-200 basis points                   0.0                     *

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

     At September 30, 2005, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2005, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.

     The capital levels of the Company and the Bank at September 30, 2005, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

     The  Company's  and the Bank's  capital  amounts and ratios are as follows:
(dollars in thousands)

                                                                                                         To Be "Well
                                                                                                     Capitalized" Under
                                                                               For Capital            Prompt Corrective
                                                      Actual                Adequacy Purposes         Action Provisions
                                            --------------------------   -----------------------   -----------------------
                                               Amount         Ratio         Amount       Ratio       Amount       Ratio
                                            ------------   -----------   -------------  --------   -----------  ----------
As of September 30, 2005 (unaudited):
  Total Capital (to Risk Weighted Assets):
   The Company                                 $131,730         11.93 %       $88,335      8.00 %         N/A         N/A
   The Bank                                     131,220         11.88 %        88,360      8.00 %    $110,450       10.00 %
  Tier 1 Capital (to Risk Weighted Assets):
   The Company                                  121,551         11.01 %       $44,168      4.00 %         N/A         N/A
   The Bank                                     121,041         10.96 %        44,180      4.00 %      66,270        6.00 %
  Tier 1 Capital (to Average Assets):
   The Company                                  121,551          8.21 %        44,404      3.00 %         N/A         N/A
   The Bank                                     121,041          8.18 %        44,406      3.00 %      74,010        5.00 %

As of December 31, 2004:
  Total Capital (to Risk Weighted Assets):
   The Company                                 $102,175         10.35 %       $78,959      8.00 %         N/A         N/A
   The Bank                                     101,442         10.27 %        79,007      8.00 %     $98,759       10.00 %
  Tier 1 Capital (to Risk Weighted Assets):
   The Company                                   92,338          9.36 %        39,480      4.00 %         N/A         N/A
   The Bank                                      91,605          9.28 %        39,504      4.00 %      59,256        6.00 %
  Tier 1 Capital (to Average Assets):
   The Company                                   92,338          6.49 %        42,692      3.00 %         N/A         N/A
   The Bank                                      91,605          6.43 %        42,735      3.00 %      71,225        5.00 %

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

     The Company's most liquid assets are cash and cash equivalents. At September 30, 2005, the total of such assets amounted to $34.6 million, or 2.2%, of total assets, compared to $33.1 million, or 2.3%, of total assets at December 31, 2004.

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At September 30, 2005 and December 31, 2004, total deposits amounted to $1.3 billion and $1.2 billion, respectively. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At September 30, 2005, short-term borrowings from the FHLB and REPOS amounted to $58.0 million and $4.4 million, respectively, as compared to $24.6 million and $4.4 million, respectively, at December 31, 2004.

     Another significant liquidity source is the Company's securities portfolio. Total securities at September 30, 2005 amounted to $357.6 million, a decrease of $31.2 million, from $388.7 million at December 31, 2004. At September 30, 2005 securities AFS amounted to $323.4 million, or 90.4%, of total securities compared to $374.2 million, or 96.3%, of total securities at December 31, 2004.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $101.8 million line of credit available through its membership in the FHLB of which $40.6 million was utilized at September 30, 2005.

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the unaudited Condensed Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. At September 30, 2005 outstanding commitments to fund loans totaled $268.1 million and outstanding standby letters of credit totaled $3.8 million.

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

Item 4:   CONTROLS AND PROCEDURES

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended September 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     The Company maintains internal control over financial reporting. During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Reference is also made to Note 3 of the Company's Consolidated Financial Statements in this Form 10-Q.

Item 2.  Unregistered Sales of Equity in Securities and Use of Proceeds

         Set forth below is certain information regarding repurchases of our common stock during the quarter.

                             Total Number         Average
                               of Shares        Price Paid
               Period          Purchased         per Share
         ---------------    ----------------   -------------

         7/1/05-7/31/05               1,923         $ 18.95
                            ================   =============

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

Dated: November 9, 2005