Form 10-K
period 2005-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2006-03-16
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K
                                   -----------

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                         Commission File number 1-10518

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

             New Jersey                                         22-2553159
             ----------                                         ----------
    (State or other jurisdiction of                           (IRS Employer
              incorporation)                                Identification No.)

    Park 80 West/Plaza Two, Saddle Brook, NJ                       07663
    ----------------------------------------                       -----
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

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.
                                 Yes |_| No |X|

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                 Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

|_| Large Accelerated Filer   |X| Accelerated Filer   |_| Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

     The  aggregate   market  value  of   registrant's   voting  stock  held  by
non-affiliates of the registrant on June 30, 2005 based on the average bid and ask price for such stock on that date was approximately $351,544,000.

     The number of outstanding shares of the Registrant's common stock, no par value per share, as of February 28, 2006, was 20,327,867.

Documents incorporated by reference:

Portions of registrant's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference to Part III of this Form 10-K.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I                                                                     PAGE

Item 1.  Business............................................................1
Item 1A. Risk Factors........................................................8
Item 1B. Unresolved Staff Comments...........................................10
Item 2.  Properties..........................................................10
Item 3.  Legal Proceedings...................................................10
Item 4.  Submission of Matters to a Vote of Security Holders.................10


PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters,
             and Issuer  Purchases of Equity Securities......................11
Item 6.  Selected Financial Data.............................................12
Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........35
Item 8.  Financial Statements and Supplementary Data.........................39
Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..........................78
Item 9A. Controls and Procedures.............................................78
Item 9B. Other Information...................................................81


PART III

Item 10. Directors and Executive Officers of the Registrant..................81
Item 11. Executive Compensation..............................................82
Item 12. Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters..................83
Item 13. Certain Relationships and Related Transactions......................84
Item 14. Principal Accounting Fees and Services..............................84


PART IV

Item 15. Exhibits, Financial Statement Schedules.............................85
Signatures...................................................................87

                                     PART I

Item 1.  Business

   General
   _______

     Interchange Financial Services Corporation (the "Company"), a New Jersey business corporation, is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company was incorporated in the State of New Jersey on October 15, 1984. It acquired all of the outstanding stock of Interchange Bank (formerly known as Interchange State Bank), a New Jersey state chartered bank (the "Bank" or "Interchange"), in 1986. The Bank is the Company's principal operating subsidiary. In addition to the Bank, the Company has three other wholly owned direct subsidiaries: Clover Leaf Mortgage Company, a New Jersey corporation established in 1988, which is not currently engaged in any business activity; and Interchange Statutory Trust I and Interchange Statutory Trust II, which were formed for the sole purpose of issuing trust preferred securities. The Company does not qualify as the primary beneficiary for our wholly-owned trusts in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and FIN No. 46(R), "Consolidation of Variable Interest Entities." As a result, these trusts are not consolidated.

     The Company's principal executive office is located at Park 80 West/ Plaza Two, Saddle Brook, New Jersey 07663, and the telephone number is (201) 703-2265.

     As  of  December  31,  2005,  the  Company  had   consolidated   assets  of
approximately   $1.6  billion,   deposits  of  approximately  $1.3  billion  and
shareholders' equity of approximately $179.0 million.

     As a holding company, the Company provides support services to its direct and indirect subsidiaries. These include executive management, personnel and benefits, risk management, data processing, strategic planning, legal, and accounting and treasury.

   Banking Subsidiary
   __________________

     The Bank, established in 1969, is a full-service New Jersey-chartered commercial bank headquartered in Saddle Brook, New Jersey. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). It offers banking services for individuals and businesses through thirty (30) banking offices and one (1) supermarket mini-branch in Bergen and Essex Counties, New Jersey. The Bank maintains thirty-four (34) automated teller machines (operating within the StarTM , PlusTM, CIRRUSTM, VISATM, NYCETM, and MasterCardTM networks), which are located at thirty of the banking offices, a supermarket, and the Bank's operations center.

     Subsidiaries of the Bank include: FCBC, LLC established in 2004 to hold a 49% investment in Benjamin Title LLC, a title insurance company, Clover Leaf Investment Corporation, established in 1988 to engage in the business of an investment company pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., established in 1990 to engage in sales of tax-deferred annuities; Bridge View Investment Company, an investment company operating pursuant to New Jersey law; and Interchange Capital Company, L.L.C., established in 1999 to engage in equipment lease financing. All of the Bank's subsidiaries are organized under New Jersey law and are 100% owned by the Bank. Clover Leaf Investment Corporation has 99% ownership of one subsidiary, Clover Leaf Management Realty Corporation, established in 1998 as a Real Estate Investment Trust ("REIT") which manages certain real estate assets of the Company. Bridge View Investment Company has one wholly owned subsidiary, Bridge View Delaware, Inc. ("BVDI"). BVDI is an investment company operating pursuant to Delaware law.

   Growth of the Company and the Bank
   __________________________________

     On October 13, 2005 the Company completed its acquisition of Franklin Bank ("Franklin"), a one branch bank operating in Nutley, Essex County, New Jersey. At October 13, 2005 Franklin had approximately, $87.0 million in total assets, $77.2 million in total loans and $76.0 million in deposits.

     Under the terms of the agreement, the total consideration to be received by Franklin shareholders in the merger is fixed at 1,323,575 shares of the common stock of the Company. Based upon the Company's average closing stock price three days prior to and after the date of announcement of the acquisition which occurred on June 23, 2005 of $17.94, the transaction represents total consideration of approximately $24.9 million, including approximately $1.2 million for the cash payment for option holders. Under the definitive agreement, each Franklin shareholder received 1.2264 Company shares for each Franklin share held immediately prior to the merger.

     The acquisition was accounted for as a purchase and the cost in excess of fair value acquired was allocated first to net identified intangibles and then to goodwill. Based on the fair values the Company recorded goodwill of approximately $13.0 million.

     The Company's acquisition of Franklin is intended to further enhance Interchange's presence in northern New Jersey. As a result of the acquisition, the Bank now operates 30 banking offices and has approximately $1.6 billion in assets. The acquisition of Franklin was accomplished through a merger of Franklin with and into the Bank.

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

   Description of Banking and Related Operations
   _____________________________________________

     Through the Bank, the Company offers a wide range of consumer banking products and services including checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, residential mortgages, home equity loans and lines of credit, home improvement loans and automobile loans. The Bank also offers a VISA(R) Credit Card and convenience services; such as, the Interchange Debit Card which allows our customers to make purchases wherever the VISA(R) Debit Card is accepted and is also used as an ATM card to perform basic banking transactions.

     Other services that the Bank offers are InterBank online banking and Bill Paying. InterBank allows our customers to access account information, process transfers between accounts, view paid check images, place a stop payment and much more. The InterBank Bill Paying service lets customers pay bills online - controlling which merchants they pay, the amount they pay and when they pay all with safety, speed, simplicity and confidence. When customers are not able to get to a branch or do their banking online, they can be in touch with their accounts by phone 24 hours a day, 7 days a week with Interchange Bank-Line.

     The Bank's online services can be accessed through the Bank's web site at www.interchangebank.com. As discussed herein, additional products and services may be accessed through the Bank's web site.

     The Bank also is engaged in the financing of local business and industry, providing credit facilities and related services for smaller businesses, typically those with $1 million to $5 million in annual sales. Commercial loan customers of the Bank are businesses ranging from light manufacturing and local wholesale and distribution companies to medium-sized service firms and local retail businesses. Most types of commercial loan products are offered, including working capital lines of credit, small business administration loans, term loans for fixed asset acquisitions, commercial mortgages, equipment lease financing and other forms of asset-based financing. In addition, the Bank offers a full line of cash management services for the corporate customer, including online banking through Interbanking, Business Check Card, Merchant Services, Lockbox and Escrow Management. The Bank also develops corporate retirement plans for it's customers through the Bank's Investment Services Department.

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

     The Bank also engages in a full service brokerage platform, including sales of annuities, mutual funds, insurance, stocks, bonds and virtually all general securities. An Investment Services Program is offered through an alliance between the Bank and Sorrento Pacific Financial, LLC ("SPF") and ICBA Financial Services, Inc. ("ICBAIS"), under which non-insured deposit products offered by SPF and ICBAIS are made available to the Bank's customers. The Bank has also expanded its product offerings by entering into an agreement with a third party provider to offer direct access, online discount brokerage services to its customers. The Bank offers securities trading through its web site, which is hyperlinked to Sorrento Pacific Financial, LLC., member NASD/SIPC, so that customers can access their brokerage accounts via the Internet. There is also a direct link from the Company's web site to the Nasdaq National Market to allow investors to keep informed of the daily quotes and market activity for the Company's common stock.

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

   Competition
   ___________

     Competition in the banking and financial services industry within the Company's primary market area is strong. The Bank actively competes with national and state-chartered commercial banks, operating on a local and national scale, and other financial institutions, including savings and loan associations, mutual savings banks, and credit unions. In addition, the Bank faces competition from less heavily regulated entities such as money management firms, consumer finance and credit card companies and various other types of financial services companies. Many of these institutions are larger than the Bank, some are better capitalized, and a number pursue community banking strategies similar to those of the Bank.

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

   Personnel
   _________

     The Company had 322 full-time-equivalent employees at year-end 2005. The Company believes its relationship with employees to be good.

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

     Capital Adequacy Guidelines

     The Federal Reserve issued guidelines establishing risk-based capital requirements for bank holding companies having more than $150 million in assets and member banks of the Federal Reserve System. The guidelines established a risk-based capital framework consisting of (1) a definition of capital and (2) a system for assigning risk weights. Capital consists of Tier 1 capital, which includes common shareholders' equity less certain intangibles and a supplementary component called Tier 2, which includes a portion of the allowance for loan losses. Effective October 1, 1998, the Federal Reserve adopted an amendment to its risk-based capital guidelines that permits insured depository institutions to include in their Tier 2 capital up to 45% of the pre-tax net unrealized gains on certain available for sale equity securities. All assets and off-balance-sheet items are assigned to one of four weighted risk categories ranging from 0% to 100%. Higher levels of capital are required for the categories perceived as representing the greater risks. The Federal Reserve established a minimum risk-based capital ratio of 8% (of which at least 4% must be Tier 1). An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance sheet items into account in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards. In addition to the risk-based guidelines discussed above, the Federal Reserve requires that a bank holding company and bank which meet the regulator's highest performance and operational standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier 1 capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased. At December 31, 2005, the Company and the Bank satisfied these ratios to be categorized as a "well-capitalized" institutions, which in the regulatory framework for prompt corrective action imposes the lowest level of supervisory restraints.

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

     The Basel Committee on Banking Supervision presented its "Basel II" regulatory capital guidelines in July 2004, which would require changes by large banks in the way in which their risk-based capital requirements are calculated. Federal banking regulators are considering the extent and timing of application of the guidelines to U.S. depository institutions. It is uncertain at the present time if Interchange will be either required or permitted to make changes in its regulatory capital structure in accordance with Basel II guidelines.

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

   Future Legislation
   __________________

     Various  legislation  ranging  from  consumer  protection   legislation  to
additional legislation proposing to substantially change the financial institution regulatory system is considered by Congress from time to time. Future legislation may change banking statutes and our operating environment in substantial and unpredictable ways. For instance, new legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or change the competitive balance among various types of financial institutions. We cannot predict whether any legislation will be enacted that would have a material effect on our business.

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

Forward Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company, which are not historical facts, may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan and lease portfolio, the quality of the loan and lease portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) disruptions caused by terrorism, such as the events of September 11, 2001, or military actions in the Middle East or other areas; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; and (vi) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We undertake no obligation to update forward-looking statements or to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

Item 1A.  Risk Factors

     The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

   Future loan losses may exceed our allowance for loan losses
   ___________________________________________________________

     We are subject to credit risk, which is the risk of losing principal or interest due to borrowers' failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers' ability to repay. This deterioration in economic conditions could result in losses to the Bank in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income.

   Rapidly changing interest rate environments could reduce our net interest
   _________________________________________________________________________
   margin, net interest income, fee income and net income
   ______________________________________________________

     Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in construction lending, an important factor in the company's revenue growth over the past two years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See "Quantitative and Qualitative Disclosures about Market Risk."

   Slower than anticipated growth in loans and deposits and new product and
   ________________________________________________________________________
   service offerings could result in reduced net income
   ____________________________________________________

     We have placed a strategic emphasis on growing our loans and deposit base and product offerings. Executing this strategy carries risks of slower than anticipated growth in loans, deposits and new products. Acquiring loans, deposits or products requires a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth can decrease anticipated revenues and net income generated by those investments, and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

   The financial services industry is very competitive
   ___________________________________________________

     We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. For a more complete discussion of our competitive environment, see "Business--Competition" in Item 1 above. If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced.

   Decreased volumes and lower gains on sales of mortgage and SBA loans sold
   _________________________________________________________________________
   could adversely impact net income
   _________________________________

     We originate and sell mortgage and certain Small Business Administration ("SBA") loans. Changes in interest rates affect demand for our loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold can decrease our revenues and net income.

   Inability to hire or retain certain key professionals, management and staff
   ___________________________________________________________________________
   could adversely affect our revenues and net income
   __________________________________________________

     We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively effect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.


   Limited geographic area and subject to concentration in those areas
   ___________________________________________________________________

         The Company's profitability is dependent on the profitability of the Bank, which operates almost exclusively in the state of New Jersey, with substantial concentrations of its activities and assets primarily in New Jersey's Bergen and Essex Counties. In addition to adverse changes in general conditions in the United States, unfavorable changes in local economic conditions affecting the areas in which the Bank operates may have a significant adverse impact on operations of the Company.

   Highly regulated environment and may be affected by changes in laws and
   _______________________________________________________________________
   regulations
   ___________

     The Bank is subject to federal and state banking laws. As a bank holding company, the Company is subject to the Bank Holding Company Act. As a public company, the Company is subject to legal restrictions and requirements, including reporting requirements, of the SEC,
including   regulations   promulgated  following  passage  by  Congress  of  the
Sarbanes-Oxley Act. The regulations that most directly affect the Company and the Bank are in the areas of deposit gathering, lending, asset quality, capital adequacy, customer privacy, financial reporting and financial controls. The Company's policy is to fully comply with all regulatory requirements and the Company is periodically examined by the Federal Reserve Board. The Bank is periodically examined by both the state banking regulators and the Federal Reserve Board. Non-compliance with any applicable regulation could have material adverse consequences to the Company.

Item 1B.  Unresolved Staff Comments

         None.

Item 2.  Properties

     The Company leases twenty-one banking offices, one mini-branch within a supermarket, one operations/support facility and one administrative/executive facility. It owns seven banking offices and leases land on which it owns two bank buildings. All of the facilities are located in Bergen County, New Jersey, with the exception of the Nutley Branch in Essex County, which constitutes the Company's primary market area.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2005.

                                     Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company's common stock is presently listed for quotation on the Nasdaq National Market System under the symbol "IFCJ". At January 31, 2006, there were approximately 1,060 shareholders of record. A portion of the Company's common stock is held in "street name" by nominees for beneficial owners, so the actual number of shareholders is probably higher. The following table sets forth, for the periods indicated, the reported high and low sales prices by quarter:

                                 High         Low        Cash
                                 Sales       Sales     Dividends
                                 Price       Price     Declared
                              ----------- ------------ ----------

2005
        First quarter  . . . . $ 18.61     $ 16.54     $ 0.09
        Second quarter . . . .   19.30       16.90       0.09
        Third quarter  . . . .   19.96       16.66       0.09
        Fourth quarter . . . .   18.37       15.60       0.09

2004
        First quarter  . . . . $ 18.33     $ 14.80     $ 0.08
        Second quarter . . . .   16.89       14.85       0.08
        Third quarter  . . . .   17.15       15.33       0.08
        Fourth quarter . . . .   17.97       15.82       0.08
____________________________________________________________________

All per share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

     A cash dividend of $0.08 and $0.09 was declared on each common share outstanding in each quarter during 2004 and 2005, respectively.

     The Company intends, subject to its financial results, contractual, legal, and regulatory restrictions, and other factors that its Board of Directors may deem relevant, to declare and pay a quarterly cash dividend on its common stock in the future. The principal source of the funds to pay any dividends on the Company's common stock is dividends received from the Bank. Certain federal and state regulators impose restrictions on the payment of dividends by banks. See "Business - Regulation and Supervision" for a discussion of these restrictions. See Note 19 of Notes to Consolidated Financial Statement for additional information.

   Issuer Purchases of Equity Securities
   _____________________________________

         Set forth below is certain information regarding repurchase of our common stock during the quarter:

                                                       Total Number of Shares      Maximum Number of
                       Total Number    Average Price  Purchased as Part of the    Shares That May Yet Be
                        of Shares        Paid Per      2005 Stock Repurchase       Purchased Under the
          Period       Purchased (1)      Share               Plan (2)                    Plan
------------------------------------  --------------  ------------------------- ------------------------
  10/1/05 - 10/31/05               -             -                  -                           -
  11/1/05 - 11/30/05          78,063         17.92             78,063                     870,014
  12/1/05 - 12/31/05         243,674         18.02            321,737                     626,340
                      --------------  ------------    -------------------------  -----------------------
   Total for Quarter         321,737         17.99
                      ==============  ============

(1) Shares purchased by the Company during the quarter include shares purchased pursuant to the Company's stock repurchase program publicly announced in June 2005 and shares owned and tendered by employees and directors in accordance with the Stock Option and Incentive Plan of 1997, as amended, the 2005 Omnibus Stock and Incentive Plan and the Outside Directors Incentive Compensation. See Note 14 of Notes to Consolidated Financial Statements for additional information.

(2) Under the repurchase plan, the board of directors authorized the Company to purchase up to 950,000 common shares.

Item 6. Selected Financial Data

     The following selected financial data are derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                2005 (1)       2004        2003 (2)      2002           2001
                                                              -----------  -----------  ------------  -----------   ----------
Income Statement Data (in thousands)
       Interest income                                         $  78,495    $  66,100   $    60,267   $   56,500    $   57,402
       Interest expense                                           23,362       13,654        13,874       17,478        23,444
                                                              ----------   -----------  ------------  -----------   ----------
          Net interest income                                     55,133       52,446        46,393       39,022        33,958
       Provision for loan losses                                     925        1,200         1,815        1,500         1,075
                                                              ----------   -----------  ------------  -----------   ----------
          Net interest income after provision for loan losses     54,208       51,246        44,578       37,522        32,883
       Non-interest income                                        10,381       11,457        10,645        6,514         5,578
       Non-interest expenses                                      35,700       36,008        31,239       25,063        22,873
                                                              ----------   -----------  ------------  -----------   ----------
         Income before income taxes                               28,889       26,695        23,984       18,973        15,588
       Income Taxes                                                9,184        8,481         7,618        6,096         5,048
                                                              ----------   -----------  ------------  -----------   ----------
       Net income                                              $  19,705    $  18,214   $    16,366   $   12,877    $   10,540
                                                              ==========   ==========   ===========   ==========    ==========

Per Share Data
       Basic earnings per common share                            $ 1.01       $ 0.95        $ 0.92       $ 0.88        $ 0.72
       Diluted earnings per common share                            0.99         0.94          0.91         0.86          0.72
       Cash dividends declared                                      0.36         0.33          0.29         0.27          0.24
       Special Cash Dividend                                           -            -             -         0.03             -
       Book value                                                   8.89         7.85          7.45         5.48          4.69
       Tangible book value (3)                                      5.20         4.74          4.39         5.37          4.69

       Weighted average shares outstanding (in thousands)
          Basic                                                   19,418       19,124        17,724       14,714        14,667
          Diluted                                                 19,835       19,476        17,987       14,899        14,734

Balance Sheet Data--end of year (in thousands)
       Total assets                                           $1,631,386   $1,464,141   $ 1,385,872    $ 936,332     $ 830,949
       Securities held-to-maturity and securities
         available-for-sale                                      356,466      388,729       452,060      252,512       193,902
       Loans and leases                                        1,105,969      934,181       796,581      615,641       581,323
       Allowance for loan and lease losses                        10,646        9,797         9,641        7,207         6,569
       Total deposits                                          1,260,108    1,246,138     1,156,797      815,672       726,483
       Securities sold under agreements to repurchase              3,939        4,401        15,618       17,390         6,700
       Short-term borrowings                                      46,150       24,600        46,491            -        18,100
       Long-term borrowings and subordinated debentures          130,953       30,000        10,000       10,000             -
       Total stockholders' equity                             $  179,002   $  150,155   $   143,193    $  80,680     $  68,233

Selected Performance Ratios
       Return on average total assets                               1.28  %      1.29  %       1.35  %      1.43  %       1.31  %
       Return on average total stockholders' equity                12.38        12.54         13.54        17.35         16.06
       Dividend Payout                                             35.59        35.03         30.37        33.56         33.37
       Average total stockholders' equity to average
         total assets                                              10.38        10.25          9.95         8.27          8.13
       Net yield on interest earning assets (taxable
         equivalent) (4)                                            4.05         4.16          4.29         4.68          4.49
       Non-interest income to average total assets                  0.68         0.81          0.88         0.73          0.69
       Non-interest expense to average total assets                 2.33         2.54          2.57         2.79          2.83

Asset Quality--end of year (in thousands)
       Nonaccrual loans and leases to total loans and leases        0.32  %      0.98  %       1.08  %      0.97  %       0.37  %
       Nonperforming assets to total assets                         0.23         0.63          0.63         0.66          0.34
       Allowance for loan and lease losses to nonaccrual loans
         and lease                                                299.21       107.27        112.50       120.86        304.12
       Allowance for loan and lease losses to total loans
         and leases                                                 0.96         1.05          1.21         1.17          1.13
       Net charge-offs to average loans and leases                  0.11         0.12          0.18         0.14          0.11

Liquidity and Capital
       Average loans and leases to average deposits                80.73  %     72.63  %      69.39  %     78.21  %      81.77  %
       Total stockholders' equity to total assets                  10.97        10.26         10.33         8.62          8.21
       Tier 1 capital to risk weighted assets                       8.20         9.36          9.34        12.16         11.74
       Total capital to risk weighted assets                       11.02        10.35         10.46        13.33         12.89
       Tier 1 capital to average assets                            11.93         6.49          6.24         8.12          8.09
---------------------------------------------------------------------------------------------------------------------------------
All per share  data and  weighted  average  shares  were  restated  to reflect a
3-for-2 stock split  declared on May 23, 2002 and January 18, 2005 and paid on
July 12, 2002, and February 18, 2005, respectively.

(1)  On October 13, 2005, the Company completed its acquisition of Franklin Bank ("Franklin").  Franklin  operated one branch in Nutley,  Essex County,  New Jersey. At acquisition date Franklin had approximately $87 million in total assets,
     $77 million in loans and $76 million in  deposits  without  giving effect to any purchase  accounting  adjustments.  The
     Company's  results of operations  include  Franklin from  acquisition  date. The  transaction was accounted  for as a purchase  and the  assets  and  liabilities  of former Franklin  were recorded at their  respective  fair values as of
     October 13, 2005.  Based  on the  fair  values,  the  significant  purchase  accounting adjustments recorded by the Company related to: core deposit intangibles of $2.4 million and goodwill of $13.0 million.

(2)  On April 30, 2003, the Company completed its acquisition of Bridge View Bancorp ("Bridge  View"). Bridge View's primary asset was Bridge View Bank which operated eleven branches in Bergen County, New Jersey. At acquisition date Bridge  View had approximately  $291  million in total  assets,  $184 million in loans and $259 million in deposits  without giving effect to any purchase  accounting  adjustments.  The  Company's  results  of  operations include Bridge View from  acquisition  date.
     The  transaction was accounted for as a purchase and the assets and liabilities of former Bridge View were recorded at their respective fair values as of April 30, 2003. Based on the fair values, the Company recorded purchase  accounting  adjustments related to: loans of $1.6  million;  securities of $376  thousand;  other assets of $1.9 million;  other liabilities of
     $2.5 million;  core deposit intangibles of $4.3 million and goodwill of $54.4 million.


(3) Tangible book value is calculated by dividing tangible capital (total stockholders' equity less goodwill and other intangible assets) by total shares issued. This measure represents a non-GAAP measurement and may not be consistently calculated throughout the industry and therefore may not be comparable. Management believes that this non-GAAP measurement provides a meaningful way to analyze the Company's tangible book value year over year and versus the industry.

                                                           2005           2004       2003 (2)       2002       2001
                                                      ------------   -----------   -----------  -----------   ----------
          Total stockholders' equity                     $ 179,002     $ 150,155     $ 143,193     $ 80,680     $ 68,233
          Less: goodwill and other intangible assets        74,379        59,612        58,826        1,678            -
                                                      ------------   -----------   -----------  -----------   ----------
               Total tangible capital                    $ 104,623      $ 90,543      $ 84,367      $79,002      $68,233
                                                      ============   ===========   ===========  ===========   ==========

          Total shares issued                               20,139        19,120        19,215       14,723       14,536

               Tangible book value per share                 $5.20         $4.74         $4.39        $5.37        $4.69

(4) Net yield on interest earning assets (taxable equivalent) is calculated by dividing net interest income (on a fully taxable equivalent basis utilizing a 34% effective tax rate) by average interest earning assets. This measure represents a non-GAAP measurement and may not be consistently calculated throughout the industry and therefore may not be comparable. Management believes that this non-GAAP measurement provides a meaningful way to analyze the Company's net interest income year over year and versus the industry.

                                                          2005           2004         2003 (2)       2002        2001
                                                       -----------    ----------    -----------    --------   ----------
          Net interest income                           $   55,133    $   52,446      $ 46,393     $ 39,022     $ 33,958
          Tax-equivalent basis adjustment                    1,067           643           533          376          324
                                                       -----------    ----------    ----------     --------   ----------
                Net interest income (on a fully
                   taxable equivalent basis)            $   56,200    $   53,089      $ 46,926     $ 39,398     $ 34,282
                                                       ===========    ==========    ==========     ========   ==========

          Average interest earning assets               $1,389,154    $1,275,734    $1,093,373     $842,191     $764,218

               Net yield on interest earning assets
                  (taxable equivalent)                        4.05 %        4.16 %        4.29 %       4.68 %       4.49 %

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section presents management's discussion and analysis of the results of operations and financial condition of Interchange Financial Services Corporation on a consolidated basis (the "Company"). The discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto in Item 8. "Financial Statements and Supplemental Data" and Item 6. "Selected Financial Data" included elsewhere in this report.

     Overview

     The Company is a community bank primarily operating in Bergen County, New Jersey, one of the most affluent counties in the country, and provides diversified financial services to both consumer and business customers. Our primary source of earnings, approximately 84%, is derived from net interest income which represents the difference between the interest the Company earns on its assets, principally loans and leases (herein referred to collectively as loans) and investment securities, and interest it pays on its deposits and borrowings. When expressed as a percentage of average interest-earning assets, it is referred to as net interest margin ("margin"). We augment our primary revenue source through other non-interest income sources that include service charges on deposits, bank owned life insurance ("BOLI") income, commissions on mutual funds and annuities and gains on sales of loans and leases. In addition, the Company from time to time may recognize income on gains on sales of securities, however, we do not consider this a primary source of income as we do not have a securities trading portfolio.

     2005 continued to challenge the financial services sector, particularly those institutions that rely on spread management such as ours. The yield curve which had begun flattening in 2004 continued its unrelenting flattening throughout most of 2005. The flattening was a result of persistent 25 basis point increases in the federal funds rate at each meeting of the Federal Reserve Open Market Committee, which totaled 325 basis points over the past 18 months while long-term rates, the ten year treasury, decreased 22 basis points. The yields between the 2 and 5 year treasuries even inverted for a period of time. In addition to the influence the yield curve has on pricing, competitors also have been aggressively and at times imprudently pricing both deposits and loans.

     Our approach in meeting the challenges outlined has been to compete strategically on pricing of loans and deposits while utilizing alternative funding sources when opportunities arise to mitigate the cannibalization or disintermediation of our deposit base. Utilizing this approach has resulted in successfully growing our commercial loans by over 20% on average year over year. These results were also achieved from our retooling of our commercial credit department which should assist in our ability to replicate the growth. We also saw a strong increase in our gains on sales of loans of the guaranteed portion of SBA loans, and although the recognition of such gains may not be linear on a quarterly basis; year over year we expect to see further growth.

     Funding our loan growth was a mixture of cash flows from our investment portfolio, growth in deposits and strategic borrowings. Our investment portfolio is well positioned to take advantage of the rise that has occurred in short-term rates as approximately $185 million of cash flows will be reinvested over the next year. The cash flows from the investment portfolio reinvestment rate should be between 225 and 450 basis points higher than we are currently realizing depending on whether the cash flows are reinvested into securities or loans. The structure of the cash flows was pre-designed to take advantage of the impending, and now realized, Federal Reserve rate hikes. The pre-designed cash flows from the securities are mainly attributable to securities purchased during 2003 at a time when real rates were at or near their lowest in 45 years. These securities were purchased at a time when significant inflows from deposits were occurring and we determined that the strategically sound approach was to maximize returns while mitigating extension risk. The short-term impact of specifically avoiding stretching for rate contributed to earnings pressure, however the long-term benefits should more than exceed the forgone income.

     Deposit average balances grew 4% year over year, excluding our acquisition of Franklin Bank ("Franklin"). Our growth in deposits was curtailed by our decisions that it was not always in the Company's best interests to compete on pricing, particularly when rates offered on short-term deposit products by the competitors at times exceeded the longer-term reinvestment rates or could not be reinvested at rates commensurate with the risks. Although, an increase in deposits may look good in reporting balance sheet growth it does not necessarily provide overall shareholder value. We continued our march forward as we expanded beyond Bergen County with the completion of our acquisition of Franklin during the fourth quarter. Franklin provides us with an exceptional platform to realize core loan and deposit growth. We intend to expand our branch network and service offerings further into Essex and other adjacent counties and we have already located a number of sites.

     While growing our non-interest income we sought opportunities to reduce and/or curtail our non-interest expense through well thought out and thorough process and program reviews. These reviews lead to the freezing of the qualified pension plan along with the Director's retirement plan and the defined benefit portion of the Supplemental Executive Retirement Plan effective December 31, 2005.

     In addition, our ability to work through non-performing loans has resulted in non-performing loans decreasing 61% as compared to December 31, 2004 and resulted in our allowance to non-performing loans as a percentage increasing to 299% from 107%. This along with other factors lead to a decrease in the provision for loan and leases losses as compared to the prior year.

     Return on average ("ROA") assets was 1.28%, for 2005 as compared to 1.29% for 2004. Our ROA has exceeded 1.20% since 1995. Our return on average equity ("ROE") was 12.38% versus 12.54% for 2005 and 2004 respectively.

     In summary, both profit and growth were achieved in 2005 without sacrificing one for the other. The challenges presented over the last several years, from interest rates falling to the lowest levels in 45 years through the flattening of the yield curve in 2004 and continuing into 2005, have all been met with keeping both growth and profits in mind. To that end we were able to maintain a margin above 4% and continued in a select group of banks as of June 30, 2005 based upon SNL data, with assets between $1-5 billion, which maintained an ROA above 1.20% and a tangible ROE which exceeded 19%. Only 24, of which we were one, out of 154 banks were able to have returns which exceeded 1.20% and a tangible ROE of 19% or better over the last 3 years.

Earnings Summary

     Net income was a record $19.7 million for the year 2005 and increased $1.5 million, or 8.2% when compared to 2004. Earnings per basic common share for the year ended December 31, 2005 increased $0.06 to $1.01 as compared to $0.95 for the preceding year, an increase of 6.3%. Earnings per diluted common share for the year ended December 31, 2005 increased $0.05 to $0.99 from $0.94 for the preceding year, an increase of 5.3%. For 2005, the Company's ROA was 1.28% as compared to 1.29% in 2004. The Company's ROE was 12.38% in 2005 as compared to 12.54% for the previous year. Affecting both ROA and ROE was the net interest margin. Based on its earnings performance, the Company increased the quarterly dividend paid on common stock to an annualized rate of $0.40 for 2006 as compared to $0.36 in 2005, an 11.1% increase.

     Net income was $18.2 million for the year 2004 and increased $1.8 million, or 11.3% when compared to 2003. Earnings per diluted common share for the year ended December 31, 2004 increased $0.03 to $0.94 from $0.91 for the preceding year, an increase of 3.3%. Earnings per basic common share for the year ended December 31, 2004 increased $0.03 to $0.95 as compared to $0.92 for the preceding year, an increase of 3.3%. For 2004, the Company's ROA was 1.29% as compared to 1.35% in 2003. The Company's ROE was 12.54% in 2004 as compared to 13.54% for the previous year. Affecting both ROA and ROE was the net interest margin. Based on its earnings performance, the Company increased the quarterly dividend paid on common stock to an annualized rate of $0.36 for 2005 as compared to $0.33 in 2004 and declared a 3-for-2 stock split on January 18, 2005 which was paid on February 18, 2005.

Table 1
-------------------------------------------------------------------------------
Summary of Operating Results
-------------------------------------------------------------------------------
                                           2005         2004         2003
                                       -------------  ----------  -----------

Net income (in thousands)                $  19,705    $  18,214    $  16,366
Basic earnings per common share               1.01         0.95         0.92
Diluted earnings per common share             0.99         0.94         0.91
Return on average total assets                1.28 %       1.29  %      1.35 %
Return on average total equity               12.38 %      12.54  %     13.54 %
Dividend payout ratio*                       35.59 %      35.03  %     30.37 %
Average total stockholders'equity to
    average total assets                     10.38 %      10.25  %      9.95 %

* Cash dividends declared on common shares to net income.

All per share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Results of Operations
_____________________

Net Interest Income

     Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. Net interest income is positively impacted by a combination of increases in earning assets over interest bearing liabilities and an increase in the net interest spread between earning assets and interest bearing liabilities. Net interest income is adversely impacted by a combination of a decrease in earning assets over interest bearing liabilities and a decrease in the net interest spread between earning assets and interest bearing liabilities. Table 2 sets forth a summary of average interest-earning assets and interest-bearing liabilities as of December 31, 2005, 2004 and 2003, together with the interest earned and paid on each major type of asset and liability account for the years then ended. The average rates on the earning assets and the average cost of interest-bearing liabilities during such periods are also summarized. Table 3, which presents changes in interest income and interest expense by each major asset and liability category for

2005 and 2004, illustrates the impact of average volume growth (estimated according to prior year rates) and rate changes (estimated on the basis of prior year volumes). Changes not due solely to changes in either volume or rates have been allocated based on the relationship of changes in volume and changes in rates.

         Figures are adjusted to a taxable equivalent basis to recognize the income from tax-exempt assets as if the interest was taxable, thereby allowing a uniform comparison to be made between yields on assets.

Table 2
-----------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
-----------------------------------------------------------------------------------------------------------------------------------
for the years ended December 31,
(dollars in thousands)
                                                       2005                          2004                             2003
                                          ---------------------------  -----------------------------  ----------------------------
                                          Average             Average    Average             Average   Average            Average
                                          Balance    Interest   Rate     Balance   Interest    Rate    Balance   Interest  Rate
                                          ---------------------------  -----------------------------  ----------------------------
Assets
  Interest earning assets
     Loans (1)                            $1,018,245  $66,530  6.53 %   $ 872,322  $54,314    6.23 %  $ 729,581  $49,142   6.74 %
     Taxable securities (2)                  301,749    9,922  3.29       357,641   10,612    2.97      304,418   10,034   3.30
     Tax-exempt securities (2)(3)             66,252    2,996  4.52        35,438    1,666    4.70       27,737    1,287   4.64
     Interest earning deposits                     3        -     -             8        -       -        5,810       61   1.05
     Federal funds sold                        2,905      114  3.82        10,325      151    1.46       25,827      276   1.07
                                          ---------- -------- -------  ---------- --------  -------  ---------- -------- -------
     Total interest-earning assets         1,389,154  $79,562  5.73 %   1,275,734   66,743    5.23 %  1,093,373   60,800   5.56 %
                                                     --------                     --------                      --------
  Non-interest earning assets
     Cash and due from banks                  36,473                       36,181                        34,316
     Allowance for loan and lease losses     (10,300)                      (9,829)                       (8,762)
     Other assets                            119,280                      114,525                        96,646
                                          ----------                  -----------                   -----------
     Total assets                         $1,534,607                  $ 1,416,611                   $ 1,215,573
                                          ==========                  ===========                   ===========

Liabilities and stockholders' equity
  Interest-bearing liabilities
     Demand deposits                       $ 471,194    8,218  1.74 %   $ 471,489    4,881    1.04 %  $ 395,408    4,700   1.19
     Savings deposits                        219,726    2,389  1.09       203,451    1,136    0.56      199,127    1,408   0.71
     Time deposits                           322,302    9,019  2.80       293,609    6,373    2.17      273,382    7,053   2.58
     Short-term borrowings                    44,990    1,153  2.56        29,080      359    1.23       17,875      285   1.59
     Long-term borrowings                     57,938    2,583  4.46        28,863      905    3.14       10,000      428   4.28
                                          ---------- -------- -------  ---------- -------- ---------  ---------  -------  ------
     Total interest-bearing liabilities    1,116,150   23,362  2.09 %   1,026,492   13,654    1.33 %    895,792   13,874   1.55 %
                                                     --------                     --------                       -------
  Non-interest bearing liabilities
     Demand deposits                         248,017                      232,513                       183,451
     Other liabilities                        11,210                       12,393                        15,434
                                          ----------                  -----------                    -----------
     Total liabilities (4)                 1,375,377                    1,271,398                     1,094,677
     Stockholders' equity                    159,230                      145,213                       120,896
                                          ----------                  -----------                    -----------
     Total liabilities and stockholders'
       equity                             $1,534,607                  $ 1,416,611                    $ 1,215,573
                                          ==========                  ===========                    ===========

Net interest income (tax-equivalent basis)             56,200  3.63 %               53,089    3.90 %              46,926   4.01 %
Tax-equivalent basis adjustment                        (1,067)                        (643)                         (533)
                                                     --------                     --------                       -------
Net interest income                                   $55,133                      $52,446                       $46,393
                                                     ========                     ========                       =======

Net interest income as a percent of
  interest-earning assets (tax-equivalent
    basis) (5)                                                 4.05 %                         4.16 %                       4.29 %

----------------------------------------------------------------------------------------------------------------------------------
(1)      Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio. When applicable, tax exempt loans are computed on a fully taxable equivalent basis using the corporate federal tax rate of 34% for 2005.

(2)      The average balances are based on amortized cost and do not reflect unrealized gains or losses.

(3)      Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34% for 2005.

(4)      All deposits are in domestic bank offices.

(5)      Net interest margin

Table 3
-------------------------------------------------------------------------------------------------------------------------------
Effects of Volume and Rate Changes on Net Interest Income
-------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                        Year ended December 31,                 Year ended December 31,
                                                        2005 compared with 2004                 2004 compared with 2003
                                                          increase (decrease)                     increase (decrease)
                                                           due to change in:                       due to change in:
                                             -------------------------------------------  -------------------------------------
                                                                                 Net                                    Net
                                                Average         Average       Increase      Average       Average    Increase
                                                 Volume          Rate         (Decrease)     Volume        Rate      (Decrease)
                                             -------------------------------------------  -------------------------------------
Interest income
                 Loans (1)                          $9,432      $2,784         $12,216      $9,615       $(4,443)     $5,172
                 Taxable securities                 (1,836)      1,149            (687)      1,754        (1,176)        578
                 Tax-exempt securities (2)           1,449        (119)          1,330         362            17         379
                 Interest bearing deposits            (284)        244             (40)        (61)            -         (61)
                 Federal funds sold                      -           -               -        (323)          198        (125)
                                                   -------     -------         -------     -------       -------     -------
                    Total interest income            8,761       4,058          12,819      11,347        (5,404)      5,943
                                                   -------     -------         -------     -------       -------     -------

Interest expense
                 Demand deposits                        (5)      3,342           3,337         904          (723)        181
                 Savings deposits                       98       1,155           1,253          31          (303)       (272)
                 Time deposits                         668       1,978           2,646         594        (1,274)       (680)
                 Short-term borrowings                 268         526             794         179          (105)         74
                 Long-term borrowings                1,183         495           1,678         807          (330)        477
                                                   -------     -------         -------     -------       -------     -------
                     Total interest expense          2,212       7,496           9,708       2,515        (2,735)       (220)
                                                   -------     -------         -------     -------       -------     -------
Change in net interest income                       $6,549     $(3,438)         $3,111      $8,832       $(2,669)     $6,163
                                                   -------     -------         -------     -------       -------     -------
--------------------------------------------------------------------------------------------------------------------------------

(1) Non-performing loans are included in interest earning assets.

(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.

     Net interest income, on a taxable equivalent basis, amounted to $56.2 million in 2005, an increase of $3.1 million, or 5.9%, from $53.1 million in 2004. The increase in net interest income was largely due to growth in average interest-earning assets of $113.4 million. The interest earning asset growth was funded by a $60.2 million growth in average deposits and a $45.0 million growth in average borrowings. The growth in average deposits occurred mostly in time deposits. The growth in interest earning assets and deposits were partly due to the Franklin acquisition. The aforementioned increase in net interest income was achieved despite an 11 basis point decline in the margin. The change in the margin was attributable to the increase in the Company's funding cost resulting from an increase in interest rates and a shift in our funding mix.

     Interest income, on a tax-equivalent basis, totaled $79.6 million for 2005, an increase of $12.8 million, or 19.2%, as compared to 2004. For the year ended December 31, 2005 and 2004, the tax equivalent basis adjustments to interest income were $1.1 million and $643 thousand, respectively. The increase was attributed to a growth in interest earning assets of $113.4 million, which was largely due to increases in average loans of $145.9 million. The increase in loans occurred mostly in commercial loans, which grew by $134.0 million. The increase in interest income was partly due to a 50 basis point increase in interest earning asset yields for 2005 as compared to 2004. The increase in interest earning asset yields was largely attributable to the increase in market interest rates and a change in our asset mix.

     Interest expense totaled $23.4 million in 2005, an increase of $9.7 million, or 71.1%, as compared to 2004. The increase was principally due to an increase in the average rates paid on interest-bearing liabilities of 76 basis points to 2.09% in 2005 as compared to 1.33% in 2004, which was mostly due to an increase in deposit rates paid. The increase in interest expense was largely due to an increase in rates paid on interest-bearing demand and time deposits of 70 basis points and 63 basis points, respectively, for 2005 as compared to 2004. Contributing to the increase in interest expense was the growth in average interest-bearing liabilities which occurred primarily in borrowings, time deposits and savings, which increased $45.0 million, $28.7 million and $16.3 million, respectively.

     Net interest income, on a taxable equivalent basis, amounted to $53.1 million in 2004, an increase of $6.2 million, or 13.1%, from $46.9 million in 2003. The increase in net interest income was largely due to growth in average interest-earning assets of $182.4 million. The interest earning asset growth was funded by a $149.7 million growth in average deposits. The growth in average deposits occurred mostly in interest-bearing demand and time deposits. The growth in interest earning assets and deposits were partly due to the Bridge View acquisition. The aforementioned increase in net interest income was partly offset by a 13 basis point decline in the margin. The change in the margin was attributable to interest earning asset yields declining faster than the Company's cost of funds, which was largely due to short-term interest rates increasing faster than long-term interest rates.

     Interest income, on a tax-equivalent basis, totaled $66.7 million for 2004, an increase of $5.9 million, or 9.8%, as compared to 2003. For the year ended December 31, 2004 and 2003, the tax equivalent basis adjustments to interest income were $643 thousand and $533 thousand, respectively. The increase was attributed to a growth in interest earning assets, which was largely due to increases in average loans and investments of $142.7 million and $60.9 million, respectively. The increase in interest earning assets for 2004 was partly due to the Bridge View acquisition. The increase in interest income was partly offset by a 33 basis point decline in interest earning asset yields for 2004 as compared to 2003. The decline in interest earning asset yields was largely attributable to the repricing of interest earning assets and a change in asset mix.

     Interest expense totaled $13.7 million in 2004, a decrease of $220 thousand, or 1.6%, as compared to 2003. The decrease was principally due to a decline in the average rates paid on interest-bearing liabilities of 22 basis points to 1.33% in 2004 as compared to 1.55% in 2003 which was mostly due to a decline in deposit rates paid. The decline in interest expense was largely due to a decrease in rates paid on time deposits and interest-bearing demand of 41 basis points and 15 basis points, respectively, for 2004 as compared to 2003. The benefit derived from a decline in average rates more than offset the increase in interest expense associated with the growth of average interest-bearing liabilities of $130.7 million for 2004 as compared to the prior year. The growth in average interest-bearing liabilities occurred primarily in interest-bearing demand, borrowings and time deposits, which increased $76.1 million, $30.1 million and $20.2 million, respectively.

Non-interest Income

     Non-interest income consists of all income other than interest and dividend income and is principally derived from: service charges on deposits; loan fees; commissions on sales of annuities and mutual funds; rental fees for safe deposit space; BOLI income and net gains on sale of securities and loans. The Company recognizes the importance of supplementing net interest income with other sources of income and maintains a management committee that explores new opportunities to generate non-interest income.

     Non-interest income was $10.4 million for the year ended December 31, 2005 as compared to $11.5 million for the same period in 2004. The decrease in non-interest income was primarily due to a decrease in the net gain of sale of securities of $1.1 million. Increases occurred in BOLI and "other" income of $103 thousand and $230 thousand, respectively. A contributor to the increase in other income was commercial loan prepayment penalties which increased $426 thousand to $854 thousand. The aforementioned increases were offset by decreases in commissions on mutual funds and annuities, service charges on deposits and net gain on sale of loans and leases of $170 thousand, $166 thousand and $23 thousand, respectively. The decrease in the net gain on sale of loans was attributable to a decrease in the gain on sale of residential mortgage loans and syndication fees of

$149 thousand and $80 thousand offset by an increase in the gain on sale of the guaranteed portion of Small Business Administration ("SBA") loans of $206 thousand or 27.3% as compared to prior year.

     Non-interest income increased $812 thousand, or 7.6%, for 2004 as compared to 2003. The improvement in non-interest income was largely due to increases in gain on sale of securities, gain on sale of loans and leases, "other" non-interest income of $651 thousand, $548 thousand, and $341 thousand, respectively. Net gains on the sale of loans and leases was $1.3 million for 2004 as compared to $769 thousand for 2003, an increase of $548 thousand primarily resulting from an increase in the sale of the guaranteed portion of SBA loans. The increase in other income was primarily a result of realizing $393 thousand from the collection of principal on an acquired commercial loan in excess of its carrying value. Contributing to the improvement in non-interest income were service charges on deposits and commissions on sales of mutual funds and annuities. The aforementioned increases was partly offset by a decline in BOLI income of $1.0 million for 2004 as compared to 2003, which was due to a claim received in 2003 which did not reoccur in 2004.


 Table 4
-----------------------------------------------------------------------------------
 Non-interest Income
-----------------------------------------------------------------------------------
 for the years ended December 31,
 (dollars in thousands)

                                                        2005       2004      2003
                                                      --------  ---------  --------
 Service fees on deposit accounts                       $3,587    $ 3,753  $ 3,485
 Net gain on sale of securities                            394      1,444      793
 Net gain on sale of loans and leases                    1,294      1,317      769
 Bank owned life insurance                               1,094        993    2,019
 Commissions on sales of annuities and mutual funds        743        913      883
 All other                                               3,269      3,037    2,696
                                                      --------  --------- --------
   Total                                              $ 10,381   $ 11,457 $ 10,645
                                                      ========  ========= ========


Non-interest Expense

     Non-interest expense was $35.7 million for the year ended December 31, 2005, a decrease of $308 thousand, or 0.9%, as compared to the same period in 2004. During 2005, the Company recognized a $1.2 million gain due to the curtailment of the defined benefit pension plan. The curtailment should provide a benefit in future years of approximately $500 thousand per year without giving effect to additional benefits that may have been paid as a result of an increase in years of service or additional staff. Excluding the $1.2 million gain relating to the defined benefit pension plan, non-interest expense increased $908 thousand, or 2.5%. The increase was primarily attributable to an increase in salaries and benefits of $1.1 million, or 5.5%. Also contributing to this increase were increases in occupancy and data processing of $300 thousand and $186 thousand, respectively, over the same period last year. The increases in the aforementioned were a result of normal anticipated growth. The increases were offset partially by decreases in legal fees, "directors' fees, travel and retirement", and advertising and promotion of $393 thousand, $146 thousand and $109 thousand, respectively, over the same period last year.

     Non-interest expense for 2004 increased $4.8 million, or 15.3%, to $36.0 million as compared to 2003. The increase was attributed to increases in salaries and benefits, occupancy, and professional fees of $2.5 million, $706 thousand, and $1 million, respectively. The increase was due in part to recognizing a full year of operating costs resulting from the merger with Bridge View for 2004 as compared only eight months in 2003. In addition, the increase in salaries and benefits was attributed to normal increases and expansion of the Company. The increase in professional fees was largely due to costs related to implementation of Sarbanes-Oxley Section 404 and the increase in legal expenses primarily as a result of collection efforts.

Table 5
--------------------------------------------------------------------------------
Non-interest Expense
--------------------------------------------------------------------------------
for the years ended December 31,
(dollars in thousands)

                                     ------------ ------------  ------------
                                          2005        2004          2003
                                     ------------ ------------  ------------
Salaries and benefits                   $ 19,325     $ 19,463      $ 16,994
Occupancy                                  5,583        5,283         4,577
Furniture and equipment                    1,267        1,309         1,327
Advertising and promotion                  1,347        1,456         1,412
Amortization of intangble assets             571          504           360
Other expenses
   Professional fees                       2,227        2,609         1,568
   Data processing                         1,164          978           933
   All other                               4,216        4,406         4,068
                                     ------------ ------------  ------------
      Total                              $35,700     $ 36,008      $ 31,239
                                     ============ ============  ============


Income Taxes

     In 2005, income taxes amounted to $9.2 million as compared to $8.5 million and $7.6 million for 2004 and 2003, respectively. Effective February 6, 2006 the New Jersey Division of Taxation amended certain provisions of the tax code which effectively eliminated the Company's ability to utilize the dividend received deduction for it's real estate investment trust subsidiary going forward. As such it is anticipated that our effective tax rate may increase as a result of the change. The effective tax rate was 31.8% for 2005, 2004 and 2003. In 2004 and 2005 the Company, through its subsidiaries, utilized the dividend received deduction for New Jersey based real estate investment trusts. Detailed information on income taxes is shown in Notes 1 and 18 to the Consolidated Financial Statements.

Financial Condition

Loan Portfolio

         At December 31, 2005, total loans amounted to $1.1 billion, an increase of $171.8 million, or 18.4%, compared to $934.2 million at December 31, 2004. The commercial loan growth was largely within the subsidiary Bank's delineated community in New Jersey.

Table 6
---------------------------------------------------------------------------------------------------------------
Loan Portfolio
---------------------------------------------------------------------------------------------------------------
at December 31,

                                            2005             2004          2003          2002          2001
                                        --------------   -----------   ------------    -----------   ----------
Amounts of loans by type (in thousands)
  Real estate-mortgage
   1-4 family residential
    First liens                             $ 132,443       $ 141,835     $ 100,286     $ 100,302     $113,703
    Junior liens                                1,682           2,544         4,138         6,241        8,384
    Home equity                               158,122         148,027       136,477       125,037      130,658
   Commercial                                 479,120         375,985       330,040       222,628      198,319
   Construction                                92,390          51,162        31,077        11,359        5,265
                                        --------------     -----------    ----------    ----------    ---------
                                              863,757         719,553       602,018       465,567      456,329
                                        --------------     -----------    ----------    ----------    ---------
  Commercial loans
    Commercial and financial                  212,392         186,386       149,462       104,542       85,801
    Lease financing                            24,584          23,535        28,440        26,356       15,850
                                        --------------     -----------    ----------    ----------    ---------
                                              236,976         209,921       177,902       130,898      101,651
                                        --------------     -----------    ----------    ----------    ---------
 Consumer loans
    Lease financing                                94             680        12,416        15,969       18,822
    Installment                                 5,142           4,027         4,245         3,207        4,521
                                        --------------     -----------    ----------    ----------    ---------
                                                5,236           4,707        16,661        19,176       23,343
                                        --------------     -----------    ----------    ----------    ---------
    Total                                 $ 1,105,969       $ 934,181     $ 796,581     $ 615,641     $581,323
                                        ==============     ===========    ==========    ==========    =========

Percent of loans by type
  Real estate-mortgage
   1-4 family residential
    First liens                                  12.0 %          15.2 %        12.6 %        16.3 %       19.6 %
    Junior liens                                  0.2             0.3           0.5           1.0          1.4
    Home equity                                  14.3            15.8          17.1          20.3         22.5
   Commercial                                    43.3            40.2          41.4          36.2         34.1
   Construction                                   8.3             5.5           3.9           1.8          0.9
                                        --------------     -----------    ----------    ----------    ---------
                                                 78.1            77.0          75.5          75.6         78.5
                                        --------------     -----------    ----------    ----------    ---------
  Commercial loans
    Commercial and financial                     19.2            20.0          18.8          17.0         14.8
    Lease financing                               2.2             2.5           3.6           4.3          2.7
                                        --------------     -----------    ----------    ----------    ---------
                                                 21.4            22.5          22.4          21.3         17.5
                                        --------------     -----------    ----------    ----------    ---------
  Consumer loans
    Lease financing                                 -             0.1           1.6           2.6          3.2
    Installment                                   0.5             0.4           0.5           0.5          0.8
                                        --------------     -----------    ----------    ----------    ---------
                                                  0.5             0.5           2.1           3.1          4.0
                                        --------------     -----------    ----------    ----------    ---------
    Total                                       100.0  %        100.0  %      100.0  %      100.0  %     100.0 %
                                        ==============     ===========    ==========    ==========    =========

The following table sets forth the maturity distribution of the Company's loan portfolio as of December 31, 2005.

The table excludes real estate loans (other than construction loans), and consumer loans: (in thousands)

                                            Due after
                                 Due in      one year    Due after
                                one year     through       five
                                 or less    five years     years      Total
                              ----------    ----------   ---------  --------
Commercial and financial......  $ 78,866     $ 56,456    $ 77,070   $212,392
Lease financing...............       921       21,997       1,666     24,584
Real estate-construction......    45,240       45,371       1,779     92,390
                              ----------    ---------   ---------   --------
     Total                      $125,027     $123,824    $ 80,515   $329,366
                              ==========    =========   =========   ========

The following table sets forth the interest rate characteristics of loans due after one year as of December 31, 2005: (in thousands)

                                          Due after
                                          one year         Due after
                                           through            five
                                         five years          years
                                        --------------     ----------
Fixed interest rate...............         $ 112,649        $ 39,058
Variable interest rate............            11,175          41,457
                                        --------------     ----------
     Total........................         $ 123,824        $ 80,515
                                        ==============     ==========

Loan Quality

     The lending activities of the Company follow the lending policy established by the Company's Board of Directors. Loans must meet the tests of a prudent loan, which include criteria regarding the character, capacity and capital of the borrower, collateral provided for the loan and prevailing economic conditions. Generally, the Company obtains an independent appraisal of real property, within regulatory guidelines, when it is considered the primary collateral for a loan. In addition, the Company maintains a credit administration function which reports directly to the Senior Vice President and Chief Credit Officer. The credit administration function performs independent reviews of credits prior to the extension of such credit based upon pre-established guidelines. The independent review function allows the Company to effectively price transactions based upon credit risk and allows lending officers more time to allocate towards loan generation rather than credit analysis and underwriting.

     The Company maintains an independent loan review function. The responsibility of this function rests with the loan review officer who oversees the evaluation of credit risk for large commercial loans and leases as well as a sample of smaller commercial loans and leases after the Company extended credit. The loan review officer also monitors the integrity of the Company's credit risk rating system. This review process is intended to identify adverse developments in individual credits, regardless of whether such credits are also included on the "watchlist" discussed below and whether or not the loans are delinquent. In addition, the loan review officer reviews commercial leases and consumer loans considered homogeneous in nature, to identify and evaluate the credit risks of these portfolios. The loan review officer reports directly to the Senior Vice President and Chief Credit Officer of the Bank who provides quarterly reports to the Company's Board of Directors on asset quality.

     Management maintains a "watchlist" system under which credit officers are required to provide early warning of possible deterioration in the credit quality of loans. These loans may not currently be delinquent, but may present indications of financial weakness, such as deteriorating financial ratios of the borrowers, or other concerns. Identification of such financial weaknesses at an early stage allows early implementation of responsive credit strategies. Watchlist loans are monitored and/or managed by our Special Asset Officer who is responsible for supervising the collection of delinquent loans. The "watchlist" report is presented to executive management monthly and to the Board of Directors on a quarterly basis.

Allowance for Loan and Lease Losses and Related Provision

     Credit risk represents the possibility that a borrower, counterparty or insurer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into financial derivative transactions. The Company seeks to manage credit risk through, among other techniques, diversification, limiting credit exposure to any single industry or customer, requiring collateral, and selling participations to third parties.

     The provision for loan and lease losses represents management's determination of the amount necessary to bring the allowance for loan and lease losses ("ALLL") to a level that management considers adequate to reflect the risk of future estimated losses inherent in the Company's loan portfolio as of the balance sheet date. The Company evaluates the adequacy of the ALLL by performing periodic, systematic reviews of the loan portfolio. This process includes the identification and allocation of specific reserves for loans and leases, which are deemed impaired, and the allocation of reserves to pools of non-impaired loans. Portions of the ALLL are allocated to cover probable losses in each loan and lease category based on a migration analysis (loss experience) of the past five years, an analysis of concentration risk factors and an analysis of the economic environment in which the Company operates its lending business. The unallocated portion of the ALLL is management's evaluation of inherent risk in the portfolio based on changes in the composition of performing and nonperforming loans, concentrations of credit, economic conditions, the condition of borrowers facing financial pressure and the relationship of the current level of the ALLL to the credit portfolio and to nonperforming loans. While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses. While the ALLL is management's best estimate of the inherent loan losses incurred as of the balance sheet date, the process of determining the adequacy of the ALLL is judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the ALLL will ultimately prove adequate to cover actual loan losses.

     Loan loss provisions for 2005 amounted to $925 thousand, a decrease of $275 thousand from the prior year. In 2004, the loan loss provision amounted to $1.2 million, a decrease of $615 thousand from 2003. The decrease in the loan loss provision for 2005 was partly attributable to an improvement in the overall economic environment and an improvement in the Company's historical net charge-off trend which are utilized in developing adequacy of the ALLL. Loans are charged-off against the ALLL, when management believes that the future collection of principal is unlikely. In 2005, nonperforming loans as a percentage of year end loans declined to 0.32% from 0.98%; in absolute terms nonperforming loans decreased $5.5 million to $3.6 million as compared to $9.1 million in 2004. Loans charged-off, net of recoveries increased $50 thousand to $1.1 million as compared to $1.0 million in 2004. The charge-offs occurred principally in the commercial and commercial lease portfolios. Management of the Company determined that the ALLL, as set forth in Table 7, was at a level sufficient to cover the inherent loan losses in the loan portfolio as of the balance sheet date.

Table 7
-------------------------------------------------------------------------------------------------------
Loan Loss Experience
-------------------------------------------------------------------------------------------------------
for the  years ended December 31,
(dollars in thousands)

                                                2005         2004        2003       2002        2001
                                             -----------  ----------  ----------  --------  ----------
Average loans outstanding                    $ 1,018,245   $ 872,322   $ 729,581  $611,659   $ 579,034
                                             ===========  ==========  ==========  ========  ==========

Allowance at beginning of period             $     9,797   $   9,641   $   7,207  $  6,569   $   6,154
                                             -----------  ----------  ----------  --------  ----------
Loans charged-off:
          Real estate                                  -         357         162        17          11
          Commercial and financial                   706          89          25         -           -
          Commercial lease financing                 463         637       1,072       875         949
          Consumer loans                              34          54          97        34           4
                                             -----------  ----------  ----------  --------  ----------
              Total                                1,203       1,137       1,356       926         964
                                             -----------  ----------  ----------  --------  ----------

Recoveries of loans previously charged-off:
          Real estate                                 75          22          35        29          22
          Commercial and financial                    13           6           -         -         264
          Commercial lease financing                   -          63           8        16           8
          Consumer loans                              21           2           3        19          10
                                             -----------  ----------  ----------  --------  ----------
              Total                                  109          93          46        64         304
                                             -----------  ----------  ----------  --------  ----------
Net loans charged-off                              1,094       1,044       1,310       862         660
                                             -----------  ----------  ----------  --------  ----------

Additions due to merger                            1,018           -       1,929         -

Provision for loan and lease losses                  925       1,200       1,815     1,500       1,075
                                             -----------  ----------  ----------  --------  ----------
Allowance at end of period                   $    10,646   $   9,797   $   9,641  $  7,207   $   6,569
                                             ===========  ==========  ==========  ========  ==========

Allowance to loans (end of period)                  0.96 %      1.05 %      1.21 %    1.17 %      1.13 %
Allowance to nonaccrual loans                     299.21 %    107.27 %    112.50 %  120.86 %    304.12 %
Allowance to nonaccrual loans and
  loans past due 90 days or more                  299.21 %    107.27 %    112.50 %  120.86 %    304.12 %
Ratio of net charge-offs to average
  loans (annualized)                                0.11 %      0.12 %      0.18 %    0.14 %      0.11 %

     At December 31, 2005, the ratio of the ALLL to total loans was 0.96% as compared to 1.05% at the end of the prior year. The ALLL represented 299.2% of nonaccrual loans and loans past due 90 days or more at December 31, 2005, down from 107.3% at the end of 2004. This ratio was impacted by a $5.6 million decrease in nonaccrual and restructured loans in 2005 as compared to the end of the year in 2004. Refer to the section titled "Nonperforming Assets" and Table 9 for more detail on loan delinquencies and nonperforming assets.

     The Company has the same collateral policy for loans whether they are funded immediately or based on a commitment. A commitment to extend credit is a legally binding agreement to lend funds to a customer usually at a stated interest rate and for a specified purpose. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the

Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in funding loans.

     In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate; by monitoring the size and maturity of the structure of these portfolios; and by applying the same credit standards maintained for all of its related credit activities. The credit risk associated with these off balance sheet commitments is recorded as a liability in the Company's balance sheet and management's determination of the liability for these amounts were $20 thousand and $40 thousand at December 31, 2005 and 2004, respectively.

Table 8
------------------------------------------------------------------------------------------------------------------------------
Allocation of Allowance for Loan and Lease Losses
------------------------------------------------------------------------------------------------------------------------------
at December 31,
(dollars in thousands)

                                   2005                2004              2003                 2002                  2001
                           -------------------  ------------------ ------------------  ------------------ --------------------
                                    % of Loans          % of Loans         % of Loans          % of Loans          % of Loans
                                     to Total            to Total           to Total            to Total            to Total
                            Amount   Loans (1)   Amount  Loans (1)  Amount  Loans (1)   Amount  Loans (1)   Amount  Loans (1)
                           --------  ---------  -------  --------  -------  --------   -------- ---------  -------- ---------
Real estate                 $ 5,719     78.1 %  $ 4,307    77.0 %  $ 6,743    75.5 %    $ 3,724    75.6  % $ 4,028    78.5
Commercial and financial      2,972     19.2      2,987    20.0        479    18.8        1,435    17.0      1,389    14.8
Commercial lease financing    1,142      2.2      1,000     2.5        968     3.6          720     4.3        542     2.7
Consumer loans                   43      0.5         90     0.5        186     2.1          132     3.1          5     4.0
Unallocated                     770        -      1,413       -      1,265       -        1,196       -        605       -
                           --------  ---------  -------  --------  -------  --------   -------- ---------  -------  --------
                           $ 10,646    100.0 %  $ 9,797   100.0 %  $ 9,641   100.0 %    $ 7,207   100.0 %  $ 6,569   100.0 %
                           ========  =========  =======  ========  =======  ========   ======== =========  =======  ========


 (1) This column reflects each respective class of loans as a percent of total loans.

The above allocation is intended for analytical purposes and may not be indicative of the categories in which future loan losses may occur.

Nonperforming Assets

     Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed assets (comprised of foreclosed real estate and repossessed assets). Loans are placed on nonaccrual status when, in the opinion of management, the future collection of interest or principal according to contractual terms may be doubtful or when principal or interest payments are in arrears 90 days or more. The Company has a dedicated Special Asset Management department that also oversees general collection efforts. The purpose of this department is to minimize any potential losses by remediation of credits through collection or disposal efforts. Foreclosed real estate, representing real estate collateral acquired by legal foreclosure procedures, is valued using independent appraisals, and the Company's policy is to obtain revised appraisals annually. The Company intends to dispose of each property at or near its current valuation. However, there can be no assurance that disposals will be made as soon as anticipated or at expected values.

     Table 9 below presents the detail of nonperforming assets and the aggregate of loans whose principal and/or interest has not been paid according to contractual terms. At December 31, 2005, nonperforming assets decreased $5.6 million, or 60.4%, as compared to the end of the prior year. Nonperforming assets are concentrated in three loans which represent $1.6 million. Nonperforming assets increased $489 thousand, or 5.6%, in 2004 as compared to 2003.

Table 9
------------------------------------------------------------------------------------------------------
Loan Delinquencies and Nonperforming Assets
------------------------------------------------------------------------------------------------------
at December 31,
(dollars in thousands)

                                                    2005         2004        2003       2002       2001
                                                -------------  ----------  ---------- ---------  ---------
Loans delinquent and accruing interest
   Loans past due 30-89 days                          $1,146      $1,918      $1,265     $2,121    $1,938
   Loans past due 90 days or more                          -           -           -          -         -
                                                 ------------  ----------  ---------- ----------  --------
     Total loans delinquent and accruing interest     $1,146      $1,918      $1,265     $2,121    $1,938
                                                 ============  ==========  ========== ==========  ========

Nonaccrual loans                                      $3,558      $9,133      $8,570     $5,963    $2,160
Foreclosed and repossessed assets                        122         156         230        176       492
Restructured loans                                         -           -           -          -       150
                                                 ------------  ----------  ---------- ----------  --------
   Total nonperforming assets                         $3,680      $9,289      $8,800     $6,139    $2,802
                                                 ============  ==========  ========== ==========  ========
    Total nonperforming assets and loans
      past due 90 days or more                        $3,680      $9,289      $8,800     $6,139    $2,802
                                                 ============  ==========  ========== ==========  ========

Nonaccrual loans to total loans                         0.32 %      0.98 %      1.08 %     0.97 %    0.37 %
Nonperforming assets to total loans and
   foreclosed and repossessed assets                    0.33 %      0.99 %      1.10 %     1.00 %    0.48 %
Nonperforming assets to total assets                    0.23 %      0.63 %      0.63 %     0.66 %    0.34 %
Nonaccrual loans and loans past due 90 days
   or more to total loans                               0.32 %      0.98 %      1.08 %     0.97 %    0.37 %


Securities Held-to-Maturity and Securities Available-for-Sale

     Debt securities purchased with the intent and ability to hold until maturity are classified as "held-to-maturity". The Company does not acquire securities for the purpose of engaging in trading activities and as such all other securities are classified as "securities available-for-sale". Securities available-for-sale are used as part of the Company's asset/ liability management strategy, or securities that may be sold in response to, among other things, changes in interest rates and prepayment risk. See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information concerning securities.

     Table 10 presents a summary of the contractual maturities and weighted average yields (adjusted to a taxable equivalent basis using the corporate federal tax rate of 34%) of "securities held-to-maturity" and "securities available-for-sale". Historical cost was used to calculate the weighted-average yields.

Table 10
----------------------------------------------------------------------------------------------------------------------------------
Securities
----------------------------------------------------------------------------------------------------------------------------------
at December 31, 2005
(dollars in thousands)
                                                                       After 1      After 5                          Weighted
                                                          Within      But Within    But Within    After              Average
                                                          1 Year       5 Years      10 Years    10 Years   Total     Yield (1)
                                                       ------------   ----------   ----------  ---------  ---------- -------
Securities held-to-maturity at amortized cost
      Government-Sponsored Enterprises:
             Mortgage-backed securities                    $ 2,407        $ 254        $ 162          -     $ 2,823    6.18 %
             Obligations of U.S. agencies                    1,920            -            -          -       1,920    3.10
      Obligations of states & political subdivisions        10,548        4,364       12,599    $ 3,460      30,971    5.40
                                                       ------------   ----------   ----------  ---------  ---------- -------
                                                            14,875        4,618       12,761      3,460      35,714    5.34
                                                       ------------   ----------   ----------  ---------  ---------- -------
Securities available-for-sale at estimated fair value
      Government-Sponsored Enterprises:
             Mortgage-backed securities                     12,362       92,754        3,662          -     108,778    4.16
             Obligations of U.S. agencies                  118,352       45,624            -          -     163,976    2.66
      Obligations of states & political subdivisions        17,054        3,932        7,259      8,946      37,191    4.72
                                                       ------------   ----------   ----------  ---------  ---------- -------
                                                           147,768      142,310       10,921      8,946     309,945    3.43
                                                       ------------   ----------   ----------  ---------  ---------- -------
        Equity securities                                        -            -            -          -      10,807       - %
                                                       ------------   ----------   ----------  ---------  ---------  -------
                                                           147,768      142,310       10,921      8,946     320,752
                                                       ------------   ----------   ----------  ---------  ----------
Total                                                    $ 162,643    $ 146,928     $ 23,682   $ 12,406   $ 356,466
                                                       ============   ==========   ==========  =========  ==========

Weighted average yield (1)                                    2.60 %       4.10 %       6.21 %     6.53 %      3.63 %

(1) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.

The following table sets forth the carrying value of the Company's held-to-maturity and available-for-sale securities portfolios for the years ended December 31:  (dollars in thousands)
                                                                 2005                    2004                     2003
                                                       -------------------------  ------------------   -----------------------
                                                          Amount          %         Amount     %           Amount        %
                                                       ------------   ----------  ---------- -------   -------------  --------
Securities held-to-maturity at amortized cost
      Government-Sponsored Enterprises:
             Mortgage-backed securities                    $ 2,823          7.9 %   $ 5,583    38.4 %       $ 9,850      51.6 %
             Obligations of U.S. agencies                    1,920          5.4           -       -               -         -
      Obligations of states & political subdivisions        30,971         86.7       8,947    61.6           9,257      48.4
                                                       ------------   ----------  ---------- -------   -------------  --------
                                                          $ 35,714        100.0 %  $ 14,530   100.0 %      $ 19,107     100.0 %
                                                       ============   ==========  ========== =======   =============  ========
Securities available-for-sale at estimated fair value
      Government-Sponsored Enterprises:
             Mortgage-backed securities                  $ 108,778         33.9 % $ 121,392    32.4 %     $ 114,187      26.4 %
             Obligations of U.S. agencies                  163,976         51.1     209,848    56.1         273,160      63.1
      Obligations of states & political subdivisions        37,191         11.6      32,719     8.8          35,038       8.1
      Obligations of U.S. Treasury                               -            -       5,982     1.6           6,035       1.4
      Equity securities                                     10,807          3.4       4,258     1.1           4,533       1.0
                                                       ------------   ----------  ---------- -------   -------------  --------
                                                         $ 320,752        100.0 % $ 374,199   100.0 %     $ 432,953     100.0 %
                                                       ============   ==========  ========== =======   =============  ========

     The Company's total investment portfolio decreased by $32.3 million, or 8.3%, to $356.5 million at December 31, 2005 as compared to the prior year. The decrease in the investment portfolio was largely attributed to cashflow from principal amortization, maturities and security sales, which were used to fund in part the strong growth in commercial loans. Total gross unrealized gains and total gross unrealized losses for the investment portfolio amounted to $1.0 million and $4.3 million, respectively, at December 31, 2005.

     At December 31, 2005, available-for-sale ("AFS") securities amounted to $320.8 million, or 90.0%, of total securities, compared to $374.2 million, or 96.3%, of total securities at year-end 2004. The Company's AFS portfolio decreased by $53.4 million, or 14.3%, at December 31, 2005 as compared to the prior year. The composition of investment securities shifted from obligations of U.S. Agencies to municipal and equity securities mostly due to market conditions and the Company's asset/liability management strategy. Substantially all of the mortgage-backed securities held by the Company are issued or backed by U.S. federal agencies. At December 31, 2005, the Company held no securities of a single issuer (except U.S. federal agencies) with a book value that exceeds 10% of Consolidated Stockholders' Equity. The Company's held-to-maturity portfolio increased by $21.2 million, or 145.8%, to $35.7 million at December 31, 2005 as compared to the prior year.

Deposits

     Deposits, which include non-interest-bearing demand deposits, interest-bearing demand deposits, money market, savings and time deposits, are an essential and cost-effective funding source for the Company. The Company attributes its long-term success in growing deposits to the emphasis it places on building core customer relationships. The Company offers a variety of deposit products designed to meet the financial needs of the customers based on identifiable "life stages". Deposits increased $14.0 million, or 1.1%, to $1.3 billion at December 31, 2005 as compared to the prior year. For 2005, the Company's overall yield on deposits increased by 66 basis points to 1.94% due mostly to an increase in market interest rates and change in deposit mix.

     The growth in the deposit base occurred mostly in non-interest bearing demand and money market deposits. Non-interest bearing demand deposits increased $25.1 million, or 10.7%, to $260.2 million at December 31, 2005 as compared to the prior year. Non-interest bearing demand deposits represented 20.6% of total deposits at December 31, 2005 and 18.9% at December 31, 2004. The growth in non-interest bearing demand deposits positively impacted the overall yield on deposit liabilities at December 31, 2005 as compared to year end 2004. Money market deposits increased $12.3 million, or 14.1%, to $100.0 million at December 31, 2005 as compared to the prior year. Money market deposits represented 7.9% of total deposits at December 31, 2005 and 7.0% at December 31, 2004.

     Contributing to the growth in deposits was a $7.7 million, or 6.8%, increase in savings deposits at December 31, 2005 as compared to year-end 2004. Savings deposits represented 9.6% of total deposits at December 31, 2005 and 9.1% at December 31, 2004.

Table 11
-------------------------------------------------------------------------------------------------------------------------------
Deposit Summary
-------------------------------------------------------------------------------------------------------------------------------
at December 31,
                                           2005              2004                2003               2002              2001
                                    ------------------ ------------------ ------------------ ----------------  ----------------
Non-interest bearing demand         $  260,151   20.7% $  235,036   18.9% $  223,745   19.3% $ 118,578  14.5%  $ 109,416  15.1%

Interest bearing demand                466,436   37.0     472,807   37.9     446,786   38.6    323,998  39.7     282,173  38.8

Money market                            99,907    7.9      87,595    7.0      84,162    7.3     55,372   6.8      47,569   6.5

Savings                                121,093    9.6     113,352    9.1     120,136   10.4     80,300   9.8      72,092   9.9

Time deposits less than $100,000       261,980   20.8     286,471   23.0     265,356   22.9    210,727  25.9     194,754  26.9

Time deposits greater than $100,000     50,541    4.0      50,877    4.1      16,613    1.5     26,697   3.3      20,479   2.8
                                    ----------  ------ ----------  ------ ----------  ------ --------- ------  --------- ------
                                    $1,260,108  100.0% $1,246,138  100.0% $1,156,798  100.0% $ 815,672 100.0%  $ 726,483 100.0%
                                    ==========  ====== ==========  ====== ==========  ====== ========= ======  ========= ======

The following table shows the time remaining to maturity of time certificates of deposit of $100,000 or more as of December 31, 2005: (in thousands)

Three months or less                         $ 23,501
Over three months through six months            8,828
Over six months through twelve months           3,374
Over twelve months                             14,838
                                       ---------------
                                              $50,541
                                       ===============

Operational Risk

     The Company is exposed to a variety of operational risks that can affect each of its business activities, particularly those involving processing and servicing of loans. Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems from external events. The risk of loss also includes losses that may arise from potential legal actions that could result from operational deficiencies or noncompliance with contracts, laws or regulations. The

Company monitors and evaluates operational risk on an ongoing basis through systems of internal control, formal corporate-wide policies and procedures, and an internal audit function.

Liquidity

     A fundamental component of the Company's business strategy is to manage liquidity to ensure the availability of sufficient resources to meet all financial obligations and to finance prospective business opportunities. Liquidity management is critical to the stability of the Company. The liquidity position of the Company over any given period of time is a product of its operating, financing and investing activities. The extent of such activities is often shaped by such external factors as competition for deposits and loan demand.

     Traditionally, financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At December 31, 2005, total deposits amounted to $1.3 billion, an increase of $14.0 million, or 1.1%, over the prior comparable year. At December 31, 2005, advances from the Federal Home Loan Bank of New York ("FHLBNY"), subordinated debentures and securities sold under agreements to repurchase totaled $181.0 million and represented 11.1% of total assets as compared to $59.0 million and 4.0% of total assets, at December 31, 2004.

     Loan production continued to be the Company's principal investing activity. Net loans at December 31, 2005 amounted to $1.1 billion, an increase of $170.9 million, or 18.5%, compared to the same period in 2004.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At December 31, 2005, the total of such assets amounted to $42.6 million, or 2.6%, of total assets, compared to $33.1 million, or 2.3%, of total assets at year-end 2004. The increase in liquid assets was driven by the growth in deposits.

     Another significant liquidity source is the Company's available-for-sale securities. At December 31, 2005, available-for-sale securities amounted to $320.8 million, or 90.0%, of total securities, compared to $374.2 million, or 96.3%, of total securities at year-end 2004.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $101.8 million line of credit available through its membership in the FHLBNY of which $28.8 million at December 31, 2005 was utilized. The Company maintains a policy of paying regular cash dividends and anticipates continuing that policy. The Company could, if necessary, modify the amount or frequency, of dividends as an additional source of liquidity. There are imposed dividend restrictions on the Bank. See Note 19 of Notes to Consolidated Financial Statement for additional information.

     Management believes that the Company's sources of funds are sufficient to meet its present funding requirements.

The following table sets forth contractual obligations and various commitments representing required and potential cash flows, including interest, as of December 31, 2005.

Table 12
--------------------------------------------------------------------------------------------------------------
Contractual Obligations and Commitments
at December 31, 2005
--------------------------------------------------------------------------------------------------------------
(dollars in thousands)

Contractual Obligations
-----------------------
                                                                    Payment due by Period
                                                  -----------------------------------------------------
                                                  Less than one  One to three  Four to five  After five  Total Amounts
                                                      year           years         years        years      Committed
                                                  -------------  ------------  ------------  ----------  -------------
Minimum annual rental under non-cancelable
 operating leases                                     $2,766        $ 5,072        $ 3,883    $ 5,840       $ 17,561
Remaining contractual maturities of time deposits    185,869        129,696          6,090         46        321,701
Securities sold under agreements to repurchase and
  short-term borrowings                               50,165              -              -          -         50,165
Long-term borrowings                                   4,279         27,197         21,669     90,304        143,449
Subordinated debentures (a)                            1,258          2,516          2,516     57,726         64,016
                                                   ----------    -----------     ----------  ---------   ------------
     Total contractual cash obligations             $244,337      $ 164,481       $ 34,158   $153,916      $ 596,892
                                                   ==========    ===========     ==========  =========   ============

(a) The interest expense is based upon interest rates in effect at December 31, 2005. The subordinated debentures mature in 2035 and interest is calculated to this maturity date. The first non-penalized call date is in 2010 and is also when the debentures convert from fixed rate to floating rate.

Other Commitments
-----------------
                                                       Amount of Commitment Expiration By Period
                                                  ----------------------------------------------------
                                                  Less than one  One to three  Four to five  After five  Total Amounts
                                                     year           years          years         years     Committed
                                                  -------------  ------------ -------------  ----------  -------------
Loan commitments                                    $ 118,935       $ 55,503      $ 16,759    $ 85,935     $ 277,132
Standby letters of credit                               3,416              -             -           -         3,416
                                                    ---------     ----------     ---------    --------   -----------
     Total other commitments                        $ 122,351       $ 55,503      $ 16,759    $ 85,935     $ 280,548
                                                    =========     ==========     =========    ========   ===========

Capital Adequacy

     Stockholders' equity totaled $179.0 million, or 11.0%, of total assets at December 31, 2005, compared to $150.2 million, or 10.3%, of total assets at December 31, 2004. The $28.8 million growth was largely attributable to the shares issued as a result of the acquisition of Franklin an increase in net income offset in part by $7.0 million of cash dividends during 2005.

     Guidelines issued by the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC") establish capital adequacy guidelines for bank holding companies and state-chartered banks. The guidelines establish a risk-based capital framework consisting of (1) a definition of capital and (2) a system for assigning risk weights. Capital consists of Tier 1 capital, which includes common stockholders' equity less certain intangibles, and a supplementary component called Tier 2 capital, which includes a portion of the allowance for loan and lease losses. Effective October 1, 1998, the Federal Reserve Board and the FDIC adopted an amendment to their risk-based capital guidelines that permits insured depository institutions to include in their Tier 2 capital up to 45% of the pre-tax net unrealized gains on certain available-for-sale equity securities. All assets and off-balance-sheet items are assigned to one of four weighted risk categories ranging from 0% to 100%. Higher levels of capital are required for the categories perceived as representing greater risks. An institution's risk-based capital ratio is determined by dividing its qualifying capital by its risk-weighted assets. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions, take off-balance sheet items into account in assessing capital adequacy and minimize the disincentive to holding liquid, low-risk assets. Banking organizations are generally expected to operate with capital positions well above the minimum rates. Institutions with higher levels of risk, or which experience or anticipate significant growth, are also expected to operate well above minimum capital standards. At December 31, 2005, the Company's and the Bank's Tier 1 risk-based capital ratio was 11.02% and 11.08%, respectively, well in excess of minimum capital standards.

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

     In addition to the risk-based guidelines discussed above, the Federal Reserve Board and the FDIC require that a bank holding company and bank which meet the regulators' highest performance and operation standards and which are not contemplating or experiencing significant growth maintain a minimum leverage ratio (Tier 1 capital as a percent of quarterly average adjusted assets) of 3%. For those financial institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be increased. At December 31, 2005, the Company's and the Bank's leverage ratio was 8.20% and 8.29%, respectively.

Stock Repurchase Program

     On June 23, 2005, the Board of Directors authorized a program to repurchase up to 950,000 shares of the Company's outstanding common stock on the open market or in privately negotiated transactions, which supersedes the previous Board authorized program As of December 31, 2005, the company had purchased 321,737 shares at a total cost of approximately $5.8 million under the authorized program. The repurchased shares are held as treasury stock and will be principally used for the exercise of stock options, restricted stock awards under the Stock Plan and other general corporate purposes.

     On April 26, 2001, the Board of Directors of Interchange authorized a program to repurchase up to 450,000 shares of Interchange's outstanding common stock on the open market or in privately negotiated transactions. During 2004 the Company repurchased 128,492 shares and as of December 31, 2004, the Company had purchased 255,854 shares at a total cost of approximately $4.4 million under the previously authorized program. The repurchased shares are held as treasury stock and will be principally used for the exercise of stock options, restricted stock awards under the Stock Plan and other general corporate purposes.

Effects of Inflation and Changing Prices

     The financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America within the banking industry, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same magnitude as the prices of goods and services.

Off Balance Sheet Arrangements

     As noted in Note 1 of the Consolidated Financial Statements, the Company's policy is to consolidate majority-owned subsidiaries that it controls. The Company does not dispose of troubled loans or problem assets by means of unconsolidated special purpose entities, use off-balance sheet entities to fund its business operations nor capitalize any off-balance sheet entity with the Company's stock. In the ordinary course of business, the Company originates and sells commercial leases and other financial assets, such as mortgage loans, to the secondary market. Exposure to loan commitments and letters of credit can be found in Table 12 under Liquidity.

Critical Accounting Policies and Judgments

     The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

     The Company considers the ALLL of $10.6 million adequate to cover estimated losses inherent in the loan portfolio, loan commitments and standby and other letters of credit that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. For further discussion see the following "Loan Quality" and "Allowance for Loan and Lease Losses" sections below, along with Note 1 "Nature of Business and Summary of Significant Accounting Policies";
Note 6 "Allowance for Loan and Lease Losses"; and Note 20 "Commitments And Contingent Liabilities" of the Consolidated Financial Statements.

Business Combinations: Business combinations are accounted using the purchase method of accounting, the assets and liabilities of the companies acquired are recorded at their estimated fair value at the date of acquisition and include the results of operations of the acquired business from the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is recognized as goodwill.

Goodwill and Other Intangible Assets: Goodwill is not amortized to expense, but rather is tested for impairment periodically. Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually, and on an interim basis when conditions require, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. An impairment is measured on a discounted future cash flow basis and a charge is recognized in the period that the asset has been deemed to be impaired. Based upon management's evaluation, no impairment loss is required to be recognized.

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

     Our expected long-term rate of return on plan assets is 8.0% and was based on our expectations of the long-term return on the balanced mutual fund that we invest our plan assets which has had a return for the life of the fund of 8.4%. A 1.0% decrease in the long-term rate of return on plan assets would have increased the net periodic pension cost of the Pension Plan by approximately $28 thousand.

     The discount rates that we utilized for determining the future pension obligations of the plans ranged between 5.25% and 5.70% and were based upon comparing expected benefit payouts to yields on bonds available in the market place. A 1.0% decrease in the discount rate would have increased the net periodic pension cost by approximately $324 thousand.

     During 2005 the Company froze all future benefits to be accrued under the plan.

Recently issued accounting pronouncements: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an initial investment in loans or debt securities acquired in a transfer if those differences relate, at least in part, to a deterioration of credit quality. SOP 03-3 prohibits companies from carrying over valuation allowances in the initial accounting for such loans and limits the yield that may be accreted to the excess of undiscounted expected cash flows over the initial investment in the loan. Decreases in expected cash flows are recognized as impairment and increases are recognized prospectively through an adjustment of the loan yield. SOP 03-3 is effective for loans and debt securities acquired on or after January 1, 2005. Our adoption of this guidance did not have a significant effect on our consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, with measurement based upon the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first fiscal year that begins after June 15, 2005, and replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". We currently use the intrinsic-value method to measure compensation cost related to our share-based transactions. We will adopt SFAS 123R in 2006. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 123R. Estimated future levels of compensation expense recognized related to stock based awards would be impacted by new awards, modifications to awards, or cancellation of awards after the adoption of SFAS No. 123 (revised).

     On March 3, 2005, the Financial Accounting Standards ("FASB") Staff issued FASB Staff Position ("FSP") FIN 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46" (FIN 46R-- Revised December 2003), "Consolidation of Variable Interest Entities" ("VIE"). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the third quarter of 2005 and its adoption did not have a material impact on our consolidated financial statements.

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

     At its November 12-13, 2003 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the disclosure requirements in fiscal year 2003. At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities. In FASB Staff Position
("FSP") 03-01-01, issued in September 2004, the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01 was delayed.

     On November 3, 2005, FSP FAS Nos. 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The Company believes the adoption of this FSP in 2006 will not materially impact our results of operations, financial condition, or related disclosures.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

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

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during 2005. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The

Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

Interest Rate Risk

     Interest rate risk is generally described as the exposure to potentially adverse changes in current and future net interest income resulting from: fluctuations in interest rates; product spreads; and imbalances in the repricing opportunities of interest-rate-sensitive assets and liabilities. Therefore, managing the Company's interest rate sensitivity is a primary objective of the Company's senior management. The Company's Asset/Liability Committee ("ALCO") is responsible for managing the exposure to changes in market interest rates. ALCO is comprised of the Company's executive and senior management and meets regularly, typically weekly. ALCO attempts to maintain stable net interest margins by periodically evaluating the relationship between interest-rate-sensitive assets and liabilities. The evaluation, which is performed at least quarterly and presented to the Board, attempts to determine the impact on net interest margin from current and prospective changes in market interest rates.

     The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At December 31, 2005, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and an 200 basis point declining interest rate environment. Based on the simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 3.6%. The Company's interest rate risk management policies provide that net interest income should not decrease by more than 15% or 10% if interest rates increase from current rates given an instantaneous and parallel shift in the yield curve of a 200 basis point rise in rates or 100 basis point decline in rates, respectively. Policy exceptions, if any are reported to the Board of Directors. At December 31, 2005, the Company was within policy limits established for changes in net interest income and future economic value of equity. Economic value of equity is defined as the market value of its assets less the market value of its liabilities plus (or minus) the market value of any off-balance sheet positions.

The following table sets forth the sensitivity results for the last two years.

Net Interest Income Sensitivity Simulation

                       Percentage Change in Estimated Net Interest
                           Income over a twelve month horizon
                       -------------------------------------------
                                 2005          2004
                              ----------    ----------
+200 basis points                -0.3 %        -2.3 %
+100 basis points                 0.1 %        -0.8 %
-100 basis points                -0.9 %        -3.0 %
-200 basis points                -3.6 %       *

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

         The cumulative gap between the Company's interest-rate-sensitive assets and its interest-rate-sensitive liabilities repricing within a one-year period was a negative 8.29% at December 31, 2005. Since the cumulative gap was negative, the Company has a "negative gap" position, which theoretically will cause its assets to reprice more slowly than its deposit liabilities. In a declining interest rate environment, interest costs may be expected to fall faster than the interest received on earning assets, thus increasing the net interest spread. If interest rates increase, a negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities therefore decreasing the net interest spread.

     Certain shortcomings are inherent in the method of gap analysis presented below. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while rates on other types of assets and liabilities may lag behind changes in market rates. In the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the table. The ability of borrowers to service debt may decrease in the event of an interest rate increase. Management considers these factors when reviewing its sensitivity gap position and establishing its ongoing asset/liability strategy.

Table 13
---------------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Analysis
---------------------------------------------------------------------------------------------------------------------------------
at December 31, 2005
(dollars in thousands)

                                                                                                              Non-
                                                3        6      6 Mos. to    1 to 3    3 to 5      Over      interest
Subject to rate change within                 Months   Months     1 Year      Years     Years     5 Years    Sensitive    Total
                                            --------- --------- ---------- ---------- ---------- ---------- ---------- -----------
Assets
    Net loans                               $244,962  $ 61,636  $ 102,926  $ 275,081  $ 322,623   $ 93,317  $ (5,222)  $1,095,323
    Investment securities                     49,533    43,193     82,421     77,877     45,949     61,553    (4,060)     356,466
    Interest-earning deposits                      4         -          -          -          -          -         -            4
    Cash and amounts due from banks                -         -          -          -          -          -    42,620       42,620
    Other noninterest earning assets               -    17,850      9,091          -          -          -   110,032      136,973
                                            --------- --------- ---------- ---------- ---------- ---------- ---------  -----------
                Total assets                 294,499   122,679    194,438    352,958    368,572    154,870   143,370    1,631,386
                                            --------- --------- ---------- ---------- ---------- ---------- ---------  ===========

Liabilities and stockholders' equity
    Demand deposits                            6,181     6,181     12,166     25,150     18,022    192,451         -      260,151
    Savings deposits                         116,151   111,803     69,027     52,500     12,585    104,370         -      466,436
    Money market accounts                      2,668    13,048     13,048     26,096      8,799     57,434         -      121,093
    Fixed maturity certificates of deposits   25,562     7,492      7,492     14,984      6,106     38,271         -       99,907
    Securities sold under agreements to
      repurchase                              91,613    75,606    128,468     11,549      4,544        741         -      312,521
    Short-term borrowings                      3,939         -          -          -          -          -         -        3,939
    Long-term borrowings                      56,483         -          -     85,000     35,620          -         -      177,103
    Other liabilities                              -         -          -          -          -          -    11,234       11,234
    Stockholders' equity                           -         -          -          -          -          -   179,002      179,002
                                            --------- --------- ---------- ---------- ---------- ---------- ---------  -----------
          Total liabilities and
            stockholders'equity              302,597   214,130    230,201    215,279     85,676    393,267   190,236   $1,631,386
                                            --------- --------- ---------- ---------- ---------- ---------- ---------  ===========

Gap                                         $ (8,098) $(91,451) $ (35,763) $ 137,679  $ 282,896  $(238,397) $ (46,866)
                                            ========= ========= ========== ========== ========== ========== =========
Gap to total assets                           -0.50%    -5.61%     -2.19%      8.44%     17.34%    -14.61%
Cumulative Gap                              $ (8,098) $(99,549) $(135,312)   $ 2,367  $ 285,263   $ 46,866
                                            ========= ========= ========== ========== ========== ==========
Cumulative Gap to total assets                -0.50%    -6.10%     -8.29%      0.15%     17.49%      2.87%


Item 8.  Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
_______________________________________________________________________________

To the Board of Directors and Stockholders of Interchange Financial Services Corporation
Saddle Brook, New Jersey

We have audited the accompanying consolidated balance sheets of Interchange Financial Services Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
-------------------------

New York, New York
March 13, 2006

Interchange Financial Services Corporation
---------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------
at December 31
(dollars in thousands)
                                                                    2005            2004
                                                                --------------  -------------
Assets
Cash and due from banks                                           $    42,620    $    33,108
Interest bearing demand deposits                                            4              2
                                                                --------------  -------------
Total cash and cash equivalents                                        42,624         33,110
                                                                --------------  -------------

Securities held-to-maturity at amortized cost
    (estimated fair value of $36,199 and
    $15,276 for 2005 and 2004, respectively)                           35,714         14,530
                                                                --------------  -------------
Securities available-for-sale at estimated fair
    value (amortized cost of $324,548 and
    $375,241 for 2005 and 2004 respectively)                          320,752        374,199
                                                                --------------  -------------

Loans and leases (net of unearned income and
    deferred fees of $6,786 and $5,514
    2005 and 2004, respectively)                                    1,105,969        934,181
Less:  Allowance for loan and lease losses                             10,646          9,797
                                                                -------------  --------------

Net loans and leases                                                1,095,323        924,384
                                                                --------------  -------------

Bank owned life insurance                                              26,941         25,847
Premises and equipment, net                                            17,509         17,713
Foreclosed assets and other repossessed assets                            122            156
Goodwill                                                               68,910         55,952
Intangible assets                                                       5,469          3,660
Accrued interest receivable and other assets                           18,022         14,590
                                                                --------------  -------------
Total assets                                                      $ 1,631,386    $ 1,464,141
                                                                ==============  =============

Liabilities
Deposits
    Non-interest bearing                                          $   260,151    $   235,036
    Interest bearing                                                  999,957      1,011,102
                                                                --------------  -------------
Total deposits                                                      1,260,108      1,246,138
                                                                --------------  -------------

Securities sold under agreements to repurchase                          3,939          4,401
Short-term borrowings                                                  46,150         24,600
Long-term borrowings                                                  110,333         30,000
Subordinated debentures                                                20,620              -
Accrued interest payable and other liabilities                         11,234          8,847
                                                                --------------  -------------
Total liabilities                                                   1,452,384      1,313,986
                                                                --------------  -------------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 33,750,000 shares
    authorized; 20,138,668 and 19,119,814 shares
    issued and outstanding for 2005 and 2004, respectively              5,397          5,397
Capital surplus                                                        97,238         73,320
Retained earnings                                                      99,222         86,542
Accumulated other comprehensive loss, net of taxes of
     $1,497 and $408 for 2005 and 2004, respectively                   (2,310)          (633)
                                                                --------------  -------------
                                                                      199,547        164,626
Less:  Treasury stock                                                  20,545         14,471
                                                                --------------  -------------
Total stockholders' equity                                            179,002        150,155
                                                                --------------  -------------
Total liabilities and stockholders' equity                        $ 1,631,386    $ 1,464,141
                                                                ==============  =============
---------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------
For the Years Ended December 31,
(in thousands, except per share data)
                                                                     2005           2004          2003
                                                                --------------- -------------  -----------
Interest income
Interest on loans and leases                                          $ 66,433      $ 54,173      $48,982
Interest on federal funds sold                                             111           151          276
Interest on interest bearing deposits                                        3             -           61
Interest and dividends on securities
  Taxable interest income                                                9,623        10,520        9,847
  Interest income exempt from federal income taxes                       2,026         1,164          914
  Dividends                                                                299            92          187
                                                                --------------- -------------  -----------
Total interest income                                                   78,495        66,100       60,267
                                                                --------------- -------------  -----------

Interest expense
Interest on deposits                                                    19,626        12,390       13,161
Interest on securities sold under agreements to repurchase                 123           145          267
Interest on short-term borrowings                                        1,030           214           18
Interest on long-term borrowings and subordinated debentures             2,583           905          428
                                                                --------------- -------------  -----------
Total interest expense                                                  23,362        13,654       13,874
                                                                --------------- -------------  -----------

Net interest income                                                     55,133        52,446       46,393
Provision for loan and lease losses                                        925         1,200        1,815
                                                                --------------- -------------  -----------
Net interest income after provision for loan and lease losses           54,208        51,246       44,578
                                                                --------------- -------------  -----------

Non-interest income
Service fees on deposit accounts                                         3,587         3,753        3,485
Net gain on sale of securities                                             394         1,444          793
Net gain on sale of loans and leases                                     1,294         1,317          769
Bank owned life insurance                                                1,094           993        2,019
Commissions on sale of annuities and mutual funds                          743           913          883
Other                                                                    3,269         3,037        2,696
                                                                --------------- -------------  -----------
Total non-interest income                                               10,381        11,457       10,645
                                                                --------------- -------------  -----------

Non-interest expense
Salaries and benefits                                                   19,325        19,463       16,994
Occupancy                                                                5,583         5,283        4,577
Furniture and equipment                                                  1,267         1,309        1,327
Advertising and promotion                                                1,347         1,456        1,412
Amortization of intangible assets                                          571           504          360
Other                                                                    7,607         7,993        6,569
                                                                --------------- -------------  -----------
Total non-interest expense                                              35,700        36,008       31,239
                                                                --------------- -------------  -----------

Income before income taxes                                              28,889        26,695       23,984
Income taxes                                                             9,184         8,481        7,618
                                                                --------------- -------------  -----------
Net income                                                            $ 19,705      $ 18,214     $ 16,366
                                                                =============== =============  ===========

Basic earnings per common share                                         $1.01         $0.95        $0.92
                                                                        =====         =====        =====

Diluted earnings per common share                                       $0.99         $0.94        $0.91
                                                                        =====         =====        =====
-----------------------------------------------------------------------------------------------------------
See notes to  consolidated financial statements.

All share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31
(dollars in thousands)
                                                                             Accumulated
                                                                               Other
                                                     Comprehensive Retained Comprehensive  Common   Capital    Treasury
                                                        Income     Earnings Income(Loss)   Stock    Surplus     Stock      Total
                                                     ------------- -------- ------------- -------- ---------- ----------- ---------
Balance at January 1, 2003                                         $63,314      $ 3,596   $ 5,397  $ 21,097   $ (12,724)  $ 80,680
Comprehensive income
     Net Income                                        $ 16,366     16,366                                                  16,366
     Other comprehensive losses, net of taxes
        Unrealized net gains on AFS debt securities        (474)
        Less: net gains on disposition of securities       (820)
        Unrealized gains on equity securities               137
        Minimum pension liability                            (5)
                                                      ----------
     Other comprehensive income net of taxes             (1,162)                 (1,162)                                    (1,162)
                                                      ----------
Comprehensive income                                   $ 15,204
                                                      ==========

Dividends on common stock                                           (4,970)                                                 (4,970)
Issued 31,325 shares of common stock in connection
     with Executive Compensation Plan                                                                   109         245        354
Exercised 89,543 option shares                                                                         (155)        593        438
Issued 4,424,579 shares of common stock in connection
     with the acquisition of Bridge View Bancorp                                                     52,180                 52,180
Reacquired 53,939 shares in lieu of non-performing asset                                                           (693)      (693)
                                                                 ----------  ----------- --------- --------- ----------- ----------
Balance at December 31, 2003                                        74,710        2,434     5,397    73,231     (12,579)   143,193

Comprehensive income
     Net Income                                        $ 18,214     18,214                                                  18,214
     Other comprehensive losses, net of taxes
        Less: unealized losses on AFS debt securities    (2,012)
        Less: net gains on disposition of securities     (1,060)
        Minimum pension liability adjustment                  5
                                                      ----------
      Other comprehensive losses, net of taxes           (3,067)                 (3,067)                                   (3,067)
                                                      ----------
Comprehensive income                                   $ 15,147
                                                      ==========

Issued 11,690 shares of common stock in connection
     with Executive Compensation Plan                                                                   103         102        205
Dividends on common stock                                           (6,382)                                                 (6,382)
Exercised 22,065 option shares                                                                          (14)        160        146
Purchased 128,492 shares of common stock                                                                         (2,154)    (2,154)
                                                                 ----------  ----------- --------- --------- ----------- ----------
Balance at December 31, 2004                                        86,542         (633)    5,397    73,320     (14,471)   150,155
Comprehensive income
     Net Income                                        $ 19,705     19,705                                                  19,705
     Other comprehensive losses, net of taxes
        Less: unealized losses on AFS debt securities    (1,431)
        Less: net gains on disposition of securities       (236)
        Minimum pension liability adjustment                (10)
                                                      ----------
     Other comprehensive losses, net of taxes            (1,677)                 (1,677)                                    (1,677)
                                                      ----------
Comprehensive income                                   $ 18,028
                                                      ==========

Dividends on common stock                                           (7,013)                                                 (7,013)
Issued 18,772 shares of common stock in connection
     with Executive Compensation Plan                                                                   174         162        336
Issued 1,323,181 shares of common stock in connection
     with the acquisition of Franklin Bank                                                           23,738                 23,738
Exercised 45,022 option shares                                                                            6         383        389
Payout of fractional shares resulting from the
     three-for-two stock split declared
     January 18, 2005 and paid on February 18, 2005                     (7)                                                     (7)
Payout of fractional shares in connection with
     the acquisition of Franklin Bank                                   (5)                                                     (5)
Purchased 328,192 shares of common stock                                                                         (5,903)    (5,903)
Reacquired 39,228 shares in settlement of litigation                                                               (716)      (716)
                                                                 ----------  ----------- --------- --------- ----------- ----------
Balance at December 31, 2005                                      $ 99,222     $ (2,310)  $ 5,397  $ 97,238   $ (20,545) $ 179,002
                                                                 ==========  =========== ========= ========= =========== ==========
-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated  financial statements.
All share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

INTERCHANGE FINANCIAL SERVICES CORPORATION
----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------
For the Years Ended December 31,
(in thousands)
                                                                  2005       2004       2003
                                                              ----------- --------- ----------
Cash flows from operating activities
Net income                                                      $ 19,705  $ 18,214   $ 16,366
Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                    2,002     1,914      1,752
  Amortization of securities premiums                              4,002     5,237      4,643
  Accretion of securities discounts                                 (251)     (269)      (315)
  Amortization of loan premiums                                       87        61          -
  Amortization of premiums in connection with acquisition            645     1,023      1,033
  Provision for loan and lease losses                                925     1,200      1,815
  Charge-off of foreclosed assets and other repossessed assets         -        62          -
  Increase in cash surrender value of Bank Owned Life Insurance   (1,094)     (993)      (579)
  Net gain on sale of securities                                    (394)   (1,444)    (1,208)
  Origination of loans held for sale                             (36,975)  (14,860)   (18,089)
  Sale of loans held for sale                                     36,719    15,110     18,679
  Acceleration of premium amortization on certain collateralized
         mortgage obligations                                          -         -        415
  Net gain on sale of  loans and leases                           (1,294)   (1,317)      (769)
  Net gain on sale of fixed assets                                     -       (16)        10
  Write off of foreclosed and repossessed assets                      47         -          -
  Net gain on sale of foreclosed and repossessed assets                -       (17)        (7)
Decrease (increase) in operating assets
  Accrued interest receivable                                     (1,160)      534     (1,225)
  Deferred taxes                                                             1,187      1,672
  Other Assets                                                    (1,212)   (1,282)    (4,080)
 Increase (decrease) in operating liabilities
 Accrued interest payable                                            410        (2)      (322)
  Other                                                              358    (4,923)      (115)
                                                               ---------- ----------- ----------
Cash provided by operating activities                             22,520    19,419     19,676
                                                               ---------- ----------- ----------

Cash flows from investing activities
(Payments for) proceeds from
  Net originations of loans and leases                           (90,980) (112,057)      (904)
  Purchase of loans and leases                                    (4,678)  (42,531)       (53)
  Sale of loans and leases                                         2,018    16,302      3,176
  Purchase of securities available-for-sale                      (95,069) (109,564)  (341,335)
  Maturities of securities available-for-sale                     68,264    90,420    122,581
  Sale of securities available-for-sale                           78,661    69,114     44,361
  Maturities of securities held-to-maturity                        3,205    11,212      8,900
  Sale of securities held-to-maturity                                270         -          -
  Purchase of securities held-to-maturity                        (25,023)   (6,820)         -
  Sale of foreclosed and other repossessed assets                      -       108        141
  Purchase of fixed assets                                        (1,150)   (1,840)    (1,242)
  Premium in connection with acquisition                              75        75        (90)
  Net cash proceeds from acquisition of Bridge View Bancorp            -         -     19,439
  Net cash proceeds from acquisition of Franklin Bank              3,504         -          -
  Purchase of Bank Owned Life Insurance                                -    (3,000)         -
  Sale of fixed assets                                             1,171     2,766          -
                                                               ---------- ----------- ----------
Cash used in investing activities                                (59,732)  (85,815)  (145,026)
                                                               ---------- ----------- ----------

Cash flows from financing activities
Proceeds from (payments for)
  Net change in deposits                                         (62,062)   89,359     82,332
  Securities sold under agreements to repurchase and
     other borrowings                                          1,020,585    20,000    147,734
  Retirement of securities sold under agreement to
     repurchase and other borrowings                            (919,498)  (33,108)  (103,014)
  Issuance of long term subordinated debentures                   20,620         -          -
  Minimum pension liability, net of taxes                              -         5         (5)
  Dividends                                                       (7,013)   (6,382)    (4,970)
  Common stock issued                                                336       205        354
  Payout of fractional shares resulting from 3-for-2
     stock split                                                      (7)        -          -
  Payout of fractional shares resulting from Franklin
     Bank acquisition                                                 (5)        -          -
  Treasury stock                                                  (6,619)   (2,154)         -
  Exercise of option shares                                          389       146        438
                                                               ---------- ----------- ----------
Cash provided by financing activities                             46,726    68,071    122,869
                                                               ---------- ----------- ----------

Increase  in cash and cash equivalents                             9,514     1,675     (2,481)
Cash and cash equivalents, beginning of period                    33,110    31,435     33,916
                                                               ---------- ----------- ----------
Cash and cash equivalents, end of period                        $ 42,624  $ 33,110   $ 31,435
                                                               ========== =========== ==========

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                      $ 22,294   $13,463    $14,052
  Income taxes                                                     9,469    12,053      9,003
Supplemental disclosure of non-cash investing and
     financing activities:
  Loans transferred to loans available for sale                        -    13,340          -
  Loans transferred to foreclosed real estate and other
     repossessed assets                                               13        79        188
  Stock issued related to acquisition                             23,738         -     52,180
------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

     The following is a description of the business of Interchange Financial Services Corporation ("Interchange") and subsidiaries (collectively, the
"Company") and its significant accounting and reporting policies used in the preparation of the consolidated financial statements:

Nature of Business

     Interchange, a New Jersey business corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, whose principal subsidiary is Interchange Bank (the "Bank"), a New Jersey state bank and member of the Federal Reserve System. The Bank is principally engaged in the business of attracting commercial and retail deposits and investing those funds into commercial business and commercial mortgage loans as well as residential mortgage and consumer loans. When available funding exceeds loan demand, the Bank generally invests in debt securities. Currently, the Bank conducts operations typical of a community bank in the northeast region of New Jersey (primarily Bergen County). In addition, the Bank is engaged in providing its customers a broad range of financial products and services, such as equipment leasing, mutual funds and annuities, brokerage services, conventional insurance, internet banking and title insurance.

Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company, including certain of its direct and indirect wholly-owned subsidiaries and its indirect subsidiary, Clover Leaf Management Realty Corporation, which is 99.0% owned by Clover Leaf Investment Company, which is a wholly owned subsidiary of the Bank. The consolidated financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States of America ("GAAP"). Significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with Financial Accounting Standards Board Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities," ("FIN No. 46" (revised)), the Company has two wholly owned trusts which are not consolidated. See Note 12 "Subordinated Debentures" for a more detailed discussion of these subsidiaries.

Use of estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Such estimates include the allowance for loan and lease losses, the fair value of financial instruments, goodwill, intangibles, and retirement benefits. Actual results could differ from those estimates.

Cash and cash equivalents: For the purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold, with original maturities of three months or less.

Securities held-to-maturity and securities available-for-sale: Debt securities purchased with the intent and ability to hold until maturity are classified as securities held-to-maturity ("HTM") and are carried at cost, adjusted for the amortization of premiums and accretion of discounts. Management determines whether the security will be classified as HTM at the time of purchase.

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

     Interest and dividends are accrued and credited to income as earned. Purchase premiums and discounts are recognized in interest income using the effective interest method over the term of the securities.

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

Loans and Leases: Loans and leases (herein referred to collectively as loans) are carried at the principal amounts outstanding, net of unearned discount and deferred loan origination fees and costs. Interest income is accrued and recognized as income when earned. Origination fees and certain direct loan origination costs are deferred and amortized to interest income over the estimated life of the loan as an adjustment to the yield. Mortgage loans held for sale are carried at lower of aggregate cost or market value. Gains and losses on loans sold are included in noninterest income.

     Direct finance leases have terms ranging from three to seven years. Under direct finance lease accounting, the balance sheet includes the gross minimum lease payments receivable, unguaranteed estimated residual values of the leased equipment, and capitalized indirect costs, reduced by unearned lease income. Income from leases syndicated are included in non-interest income.

     The equipment lease residual values represent the expected proceeds from the sale of leased equipment at the end of the term of the lease and are determined on the basis of analyses prepared by the Bank's equipment leasing subsidiary, Interchange Capital Company L.L.C. ("ICC"), based upon professional appraisals, historical experience and industry data. Management reviews the estimated residual values on a periodic basis, and impairments in value, if any, are recognized as an immediate charge to income.

     Loans are placed on nonaccrual status when principal or interest payments are in arrears 90 days or more and/or in the opinion of management the future collection of interest or principal according to contractual terms may be doubtful. Amounts previously accrued are evaluated for collectibility and if necessary previously recognized income is reversed. Interest income on nonaccrual loans is recognized on a cash basis, to the extent there is no doubt of the future collection of principal. Loans are returned to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and, in management's judgment, collection of the contractual principal and interest is no longer doubtful.

     Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. All nonaccrual commercial and commercial mortgage loans as well as non-homogeneous one-to-four family residential mortgage loans and consumer loans are considered impaired.

     The impairment of a commercial loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is utilized if a loan is collateral dependent or foreclosure is probable. One-to-four family residential mortgage loans and consumer loans with small balances are pooled together as homogeneous loans and, accordingly, are not covered by Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan."

     A loan is categorized as a troubled debt restructure if a significant concession to contractual terms is granted to the borrower due to deterioration in the financial condition of the borrower. Generally, a nonaccrual loan that is restructured remains on nonaccrual until the obligation is brought current and has performed for a period of time to demonstrate that the borrower can meet the restructured terms. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

Allowance for loan and lease losses: The allowance for loan and lease losses ("ALLL") is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. Management's determination of the adequacy of the allowances is based on periodic evaluations of the loan portfolio and other relevant factors including valuations on non-performing loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." The evaluations are inherently subjective as it requires material estimates including such factors as potential loss factors, changes in trend of nonperforming loans, current state of local and national economy, value of collateral, changes in the composition and volume of the loan portfolio, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends. The allowance contains a portion which represents management's evaluation of inherent risk in the portfolio based on changes in the composition of performing and nonperforming loans, concentrations of credit, economic conditions, the condition of borrowers facing financial pressure and the relationship of the current level of the ALLL to the credit portfolio and to nonperforming loans. The total allowance is available for all loan losses, although allocations are made to specific loans and pools of loans, and represents management's estimates of losses in accordance with SFAS No. 5 and SFAS No. 114.

     The primary risks inherent in the loan portfolio are possible increases in interest rates, a decline in the economy, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses, and future levels of provisions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

     In addition to the allowance for credit losses, the Company maintains an allowance for unfunded loan commitments and letters of credit. This amount is reported as a liability on the Consolidated Balance Sheet.

Premises and equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Premises and equipment are depreciated over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease, if shorter. Estimated lives are 20 to 40 years for premises and 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to expenses as incurred, while renewals and major improvements are capitalized.

Long-Lived Assets. The carrying value of long-lived assets to be held and used is evaluated for impairment whenever indications of impairment exist in accordance with the requirements of SFAS

No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The carrying value of long-lived assets is considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by available market valuations or, if applicable, discounted cash flows.

Foreclosed assets: Foreclosed assets consist of real estate and other repossessed assets and are carried at the lower of cost or estimated fair value, less estimated selling costs, at time of foreclosure or repossession. When an asset is acquired, the excess of the carrying amount over fair value, if any, is charged to the ALLL. Subsequent valuations are performed periodically and the carrying value is adjusted by a charge to foreclosed asset expense to reflect any subsequent declines in the estimated fair value. As a result, further declines in the asset values may result in increased foreclosed asset expense. Routine holding costs are charged to foreclosed asset expense as incurred.

Business Combinations: In business combinations accounted for using the purchase method of accounting, the assets and liabilities of the companies acquired are recorded at their estimated fair value at the date of acquisition and include the results of operations of the acquired business from the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is recognized as goodwill.

Goodwill and Other Intangible Assets: Goodwill is not amortized to expense, but rather is tested for impairment periodically. Other intangible assets are amortized to expense using straight-line methods over their respective estimated useful lives. At least annually as of December 31 and June 30, depending on the original date of acquisitions, and on an interim basis when conditions require, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. An impairment is measured on a discounted future cash flow basis and a charge is recognized in the period that the asset has been deemed to be impaired.

Income taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the period(s) in which the deferred tax asset or liability is expected to be settled or realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence.

Comprehensive Income(loss): Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items such as unrealized gains and losses on securities available-for-sale, net of tax and minimum pension liability. Comprehensive income is presented in the consolidated statements of changes in stockholders' equity.

Earnings per common share: Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the

Company relate solely to outstanding stock options, and are determined using the treasury stock method. All earnings per share data has been adjusted to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

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

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 2.00%, 2.21%, 2.14%; expected volatility of 23.07%, 24.83%, and 24.69%;
risk-free interest rate of 3.87%, 3.39% and 3.39%; and expected lives of 7 years. The effects of applying these assumptions in determining the pro-forma net income may not be representative of the effects on pro-forma net income for future years.

     If compensation cost for the Stock Plan and Director's Stock Plan awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and diluted earnings per common share would have been reduced to the pro-forma amounts below for the years ended December 31: (in thousands, except share data)

                                                  2005          2004         2003
                                               -----------   -----------  ---------
Net Income
      As reported                                 $19,705       $18,214    $16,366
      Less: Total stock-based compensation
      expense determined under the fair
      value method for all rewards, net of
      related tax effects                           2,268           834        521
                                               -----------   -----------  ---------
      Pro-forma                                   $17,437       $17,380    $15,845
                                               ===========   ===========  =========

Earnings per share:
Basic:
      As reported                                  $ 1.01        $ 0.95     $ 0.92
      Pro-forma                                    $ 0.90        $ 0.91     $ 0.89
Diluted:
      As reported                                  $ 0.99        $ 0.94     $ 0.91
      Pro-forma                                    $ 0.88        $ 0.89     $ 0.88

      Basic shares                                 19,418        19,124     17,724
      Diluted shares                               19,835        19,476     17,987

All per share data and average shares were restated to reflect all stock splits. The effective tax rate used for the Non-qualified option expense was 35%. The increase in the total stock-based compensation expense in 2005 is a result of the acceleration of the unvested stock options. See Note 14, Stock Option and Incentive Plan.

Segment Reporting: SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires disclosures for each reportable operating segment. As a community-oriented financial institution, substantially all of the Company's operations entail the delivery of loan and deposit products and various other financial services to customers in its primary market area, which is Bergen County, New Jersey. The Company's community-banking operation constitutes the Company's only operating segment for financial reporting purposes under SFAS No. 131.

Treasury Stock: The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the average cost of such stock.

Recently issued accounting pronouncements: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an initial investment in loans or debt securities acquired in a transfer if those differences relate, at least in part, to a deterioration of credit quality. SOP 03-3 prohibits companies from carrying over valuation allowances in the initial accounting for such loans and limits the yield that may be accreted to the excess of undiscounted expected cash flows over the initial investment in the loan. Decreases in expected cash flows are recognized as impairment and increases are recognized prospectively through an adjustment of the loan yield. SOP 03-3 is effective for loans and debt securities acquired on or after January 1, 2005. Our adoption of this guidance did not have a significant effect on our consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, with measurement based upon the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first fiscal year that begins after December 15, 2005, and replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". We currently use the intrinsic-value method to measure compensation cost related to our share-based transactions. We will adopt SFAS 123R in 2006. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 123R. Estimated future levels of compensation expense recognized related to stock based awards would be impacted by new awards, modifications to awards, or cancellation of awards after the adoption of SFAS No. 123 (revised).

     On March 3, 2005, the Financial Accounting Standards ("FASB") Staff issued FASB Staff Position ("FSP") FIN 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46" (FIN 46R-- Revised December 2003), "Consolidation of Variable Interest Entities" ("VIE"). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the third quarter of 2005 and its adoption did not have a material impact on our consolidated financial statements.

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

     At its November 12-13, 2003 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the disclosure requirements in fiscal year 2003. At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities. In FASB Staff Position
("FSP") 03-01-01, issued in September 2004, the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01 was delayed.

     On November 3, 2005, FSP FAS Nos. 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the
________________________________________________________________________________
Planned Sale of a Security  Whose Cost  Exceeds Fair Value." This FSP  nullified
__________________________________________________________
the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The Company believes the adoption of this FSP in 2006 will not materially impact our results of operations, financial condition, or related disclosures.

2. Acquisitions

     On October 13, 2005 the Company completed its acquisition of Franklin Bank ("Franklin"), a one branch bank operating in Nutley, Essex County, New Jersey. At October 13, 2005 Franklin had approximately, $87.0 million in total assets, $77.2 million in net loans and $76.0 million in deposits.

     Under the terms of the agreement, the total consideration to be received by Franklin shareholders in the merger is fixed at 1,323,575 shares of the common stock of the Company. Based upon the Company's average closing stock price three days prior to and after the date of announcement of the acquisition which occurred on June 23, 2005 of $17.94, the transaction represents total consideration of approximately $24.9 million, including approximately $1.2 million for the cash payment for option holders. Under the definitive agreement, each Franklin shareholder received 1.2264 Company shares for each Franklin share held immediately prior to the merger.

     The acquisition was accounted for as a purchase and the cost in excess of the fair value of net assets acquired will be allocated first to net identified intangibles and then to goodwill. The goodwill is not tax deductible.

     The Company's acquisition of Franklin is intended to further enhance the Company's presence in northern New Jersey. As a result of the acquisition, the
Bank now operates 30 banking offices. The acquisition of Franklin was accomplished through a merger of Franklin with and into the Bank, a wholly-owned subsidiary of the Company. The results of the acquisition are included in the financial statements of the Company from October 13, 2005.

     The following is a reconciliation of the purchase price paid by the Company for Franklin Bank: (in thousands)

Cash and due from Banks                                $ 3,178
Federal funds sold                                         326
Investments                                              4,156
Loans - net                                             76,955
Premisies and equipment - net                            1,542
Intangible assets                                        2,379
Accounts receivable and other assets                       232
Non-interest bearing accounts                          (17,673)
Interest bearing deposits                              (58,379)
Borrowed funds                                            (334)
Accounts payable and other liabilities                  (1,602)
                                                 --------------
Fair value of net assets acquired                       10,780
Purchase price                                          23,738
                                                 --------------
Goodwill                                              $ 12,958
                                                 ==============

3.  Restrictions on Cash and Due from Banks

     The Bank is required to maintain a reserve balance with the Federal Reserve Bank of New York based upon the level of its deposit liability. The average amount of this reserve balance for 2005 and 2004 was approximately $2.1 million.

4.  Securities  Held-to-Maturity  and Securities  Available-for-Sale

Securities held-to-maturity and securities available-for-sale consist of the following: (in thousands)

                                                       -----------------------------------------------------------------
                                                                             December 31, 2005
                                                       -----------------------------------------------------------------
                                                                             Gross            Gross          Estimated
                                                         Amortized         Unrealized       Unrealized          Fair
                                                            Cost              Gains           Losses           Value
                                                       --------------    --------------   --------------   -------------
Securities held-to-maturity
      Government-Sponsored Enterprises:
           Mortgage-backed securities                       $  2,823            $   15           $    2       $  2,836
           Other debt                                          1,920                 -                -          1,920
      Obligations of states & political subdivisions          30,971               481                9         31,443
                                                       --------------    --------------   --------------   -------------
                                                            $ 35,714            $  496           $   11       $ 36,199
                                                       ==============    ==============   ==============   =============

Securities available-for-sale
      Government-Sponsored Enterprises:
           Mortgage-backed securities                       $110,408            $   79           $1,709        $108,778
           Other debt                                        166,510                 6            2,540         163,976
      Obligations of states & political subdivisions          36,823               428               60          37,191
      Equity securities                                       10,807                 -                -          10,807
                                                       --------------    --------------   --------------   -------------
                                                             324,548               513            4,309         320,752
                                                       --------------    --------------   --------------   -------------
          Total securities                                  $360,262            $1,009           $4,320        $356,951
                                                       ==============    ==============   ==============   =============

                                                       -----------------------------------------------------------------
                                                                               December 31, 2004
                                                       -----------------------------------------------------------------
                                                                             Gross            Gross        Estimated
                                                         Amortized         Unrealized       Unrealized         Fair
                                                            Cost              Gains           Losses          Value
                                                       --------------    --------------   --------------   -------------
Securities held-to-maturity
      Government-Sponsored Enterprises:
           Mortgage-backed securities                       $  5,583           $   128          $     -        $  5,711
      Obligations of states & political subdivisions           8,947               618                -           9,565
                                                       --------------    --------------   --------------   -------------
                                                            $ 14,530           $   746          $     -        $ 15,276
                                                       ==============    ==============   ==============   =============

Securities available-for-sale
      Obligations of U.S. Treasury                          $  5,981           $     1          $     -        $  5,982
      Government-Sponsored Enterprises:
           Mortgage-backed securities                        121,198               792              599         121,391
           Other debt                                        211,856               345            2,352         209,849
      Obligations of states & political subdivisions          31,948               815               44          32,719
      Equity securities                                        4,258                 -                -           4,258
                                                       --------------    --------------   --------------   -------------
                                                             375,241             1,953            2,995         374,199
                                                       --------------    --------------   --------------   -------------
          Total securities                                  $389,771           $ 2,699          $ 2,995        $389,475
                                                       ==============    ==============   ==============   =============

At December 31, 2005, the contractual maturities of securities held-to-maturity and securities available-for-sale are as follows: (in thousands)

                                            Securities                            Securities
                                          Held-to-Maturity                       Available-for-Sale
                                 ------------------------------------   --------------------------------
                                                       Estimated                           Estimated
                                    Amortized              Fair           Amortized           Fair
                                       Cost               Value              Cost             Value
                                 -----------------    ---------------   ---------------   --------------
Within 1 year                           $ 14,875           $ 14,886         $ 149,230        $ 147,768
After 1 but within 5 years                 4,618              4,790           144,968          142,310
After 5 but within 10 years               12,761             12,999            10,822           10,921
After 10 years                             3,460              3,524             8,721            8,946
Equity securities                              -                  -            10,807           10,807
                                 ----------------    ---------------   ---------------   --------------
                         Total          $ 35,714           $ 36,199         $ 324,548        $ 320,752
                                 ================    ===============   ===============   ==============

     Proceeds from the sale of securities available-for-sale amounted to $78.7 million, $69.1 million and $44.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, which resulted in gross realized gains of $747 thousand, $1.5 million and $1.3 million for those periods, respectively. Gross realized losses from the sale of securities available-for-sale amounted to $361 thousand, $94 thousand and $71 thousand in 2005, 2004 and 2003, respectively. These amounts are included in net gain on sale of securities in the Consolidated Statements of Income.

     Proceeds from the sale or call of securities held-to- maturity amounted to $270 thousand for the year ended December 31, 2005. These security transactions resulted in $8 thousand in gains for 2005 and no gains for 2004. The securities had significantly paid down to less than 85% of the original purchased balance through normal principal amortization and prepayments.

     The investment portfolio is evaluated at least quarterly to determine if there are any securities with losses that are other-than-temporary. As of December 31, 2005, the Company has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of our investment portfolio. None of the investments are believed to be other-than-temporarily impaired. The Company has the ability and intent to hold the securities until maturity to recover the entire value.

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at December 31, 2005: (in thousands)

                                                  --------------------------- ------------------------ ------------------------
                                                       12 months or less         2 months or longer         Totals
                                                  --------------------------- ------------------------ ------------------------
                                                     Fair         Unrealized     Fair     Unrealized      Fair      Unrealized
                                                     Value          Losses       Value      Losses        Value       Losses
                                                  ------------  ------------- ----------- ------------ ----------  ------------
Securities available-for-sale
Government-Sponsored Enterprises:
     Mortgage-backed securities                     $  42,556      $     561   $  53,118   $    1,148   $  95,674  $   1,709
     Other debt                                         6,058             89     153,227        2,451     159,285      2,540
Obligations of states & political subdivisions          3,423             33       2,512           27       5,935         60
                                                  ------------  ------------- ----------- ------------ ----------- ----------
                                                    $  52,037      $     683   $ 208,857   $    3,626   $ 260,894  $   4,309
                                                  ============  ============= =========== ============ =========== ==========

Securities held-to-maturity
Government-Sponsored Enterprises:
     Mortgage-backed securities                     $     273      $       2   $      24   $        -   $     297  $       2
Obligations of states & political subdivisions          2,577              9           -            -       2,577          9
                                                  ------------  ------------- ----------- ------------ ----------- ----------
                                                    $   2,850      $      11   $      24   $        -   $   2,874  $      11
                                                  ============  ============= =========== ============ =========== ==========

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at December 31, 2004: (in thousands)

                                                 --------------------------  --------------------------- ----------------------
                                                      12 months or less          12 months or longer           Totals
                                                 --------------------------  --------------------------- ----------------------
                                                   Fair        Unrealized        Fair      Unrealized       Fair    Unrealized
                                                   Value        Losses           Value        Losses        Value     Losses
                                                 ----------- --------------  ------------ -------------- ---------- -----------
Securities available-for-sale
Government-Sponsored Enterprises:
     Mortgage-backed securities                     $ 54,616        $  555      $ 13,966         $   44    $ 68,582     $  599
     Other debt                                       91,582           840       104,493          1,512     196,075      2,352
Obligations of states & political subdivisions           479             7         3,138             37       3,617         44
                                                 ------------ -------------  ------------ -------------- ----------------------
                                                    $146,677        $1,402      $121,597         $1,593    $268,274     $2,995
                                                 ============ =============  ============ ============== ======================

     The Company did not have any unrealized losses in the held-to-maturity portfolio.

     Securities with carrying amounts of $76.1 million and $62.2 million at December 31, 2005 and 2004, respectively, were pledged for public deposits, Federal Home Loan Bank of New York ("FHLBNY") advances, securities sold under repurchase agreements and other purposes required by law. Equity securities at December 31, 2005 and 2004 consisted primarily of FHLBNY stock.

5.  Loans

The composition of the loan portfolio is summarized as follows: (in thousands)

                                        -------------     -------------
                                        December 31,      December 31,
                                            2005              2004
                                        -------------     -------------
Real estate
  Residential                             $  292,247          $292,406
  Commercial                                 479,120           375,985
  Construction                                92,390            51,162

Commercial
  Commercial and financial                   212,392           186,386
  Lease financing                             24,584            23,535

Consumer
  Lease financing                                 94               680
  Installment                                  5,142             4,027
                                        -------------     -------------
                                           1,105,969           934,181
Allowance for loan and lease losses          (10,646)           (9,797)
                                        -------------     -------------
Net loans and leases                      $1,095,323          $924,384
                                        =============     =============

Loans are net of unearned income and deferred fees of $7.1 million and $5.6 million for 2005 and 2004, respectively.

Nonperforming loans include loans which are accounted for on a nonaccrual basis and troubled debt restructurings.

Nonperforming loans are as follows: (in thousands)

                                        -------------     -------------
                                        December 31,      December 31,
                                            2005              2004
                                        -------------     -------------
Nonaccrual loans
  Residential real estate                     $  822            $1,660
  Commercial real estate                         363             2,320
  Commercial and financial                       997             2,981
  Commercial lease financing                   1,290             1,836
  Consumer                                        86               336
                                        -------------     -------------
                                              $3,558            $9,133
                                        -------------     -------------
Troubled debt restructurings                       -                 -
                                        -------------     -------------
Total nonperforming loans                     $3,558            $9,133
                                        =============     =============

     At December 31, 2005, 2004 and 2003, there were no loans or leases on which interest is accruing and included in income, but which were contractually past due 90 days or more as to principal or interest payments. Interest income that would have been recorded during the year on nonaccrual loans outstanding at year end in accordance with original terms amounted to $290 thousand, $852 thousand and $773 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. Interest income included in net income during the year on loans currently classified as nonaccrual loans outstanding at year end amounted to $104 thousand, $304 thousand and $353 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004 the Company had approximately $1.5 million of loans held for sale which are carried at lower of cost or market.

     While a significant portion of the Company's loans are collateralized by real estate located in northern New Jersey, the Company does not have any concentration of loans in any single industry classified under the North American Industry Classification System, which exceeds 10% of its total loans and unfunded commitments.

     Certain officers and directors of the Company and their affiliated companies are customers of, and are engaged in transactions with, the Company in the ordinary course of business on substantially the same terms as those prevailing with other nonaffiliated borrowers and suppliers. Interest income recognized with respect to these loans was approximately $1.1 million, $671 thousand and $501 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes activity with respect to these loans:
(in thousands)

                                       -------------------------------
                                          Years Ended December 31,
                                       -------------------------------
                                            2005              2004
                                       -------------     -------------
Balance at beginning of year                $ 9,944           $ 4,092
Additions                                    10,778             6,524
Reductions                                   (6,959)             (672)
                                       -------------     -------------
Balance at end of year                      $13,763           $ 9,944
                                       =============     =============

     The Company also services residential mortgages and Small Business Administration ("SBA") loans for others. The Company is compensated for loan administrative services performed for residential mortgages and SBA loans originated and sold to third-party investors. The approximate aggregate balances of residential mortgages and SBA loans serviced for others at December 31, 2005 and 2004 were $29.1 million and $31.8 million, and $20.2 million and $14.6 million, respectively. These outstanding balances were not included in the consolidated balance sheets of the Company. The Company recognized loan servicing fee income of $367 thousand, $343 thousand and $180 thousand for the years ended December 31, 2005, 2004, and 2003, respectively.

     Loan servicing rights totaled $622 thousand, and $456 thousand at December 31, 2005, and 2004, respectively, and are included in other assets in the consolidated balance sheets. Loan servicing rights, which are classified in other assets, are periodically evaluated for impairment. Based upon the Company's evaluation no impairment was required to be recognized for the periods ended December 31, 2005, 2004 and 2003.

6.  Allowance for Loan and Lease Losses

     The Company's recorded investment in impaired loans is as follows: (in thousands)

                                                        ----------------------------------------------
                                                                           December 31,
                                                        ----------------------------------------------
                                                                 2005                   2004
                                                        ----------------------- ----------------------
                                                        Investment   Related     Investment   Related
                                                            in      Allowance        in       Allowance
                                                         Impaired    for Loan     Impaired    for Loan
                                                           Loans      Losses       Loans      Losses
                                                        ---------- ------------ ------------- --------
Impaired loans
         With a related allowance for loan losses
                Commercial and financial                      $ 997      $ 281        $2,981     $420
                Commercial real estate                          380          4         2,320       98
                Residential real estate                         594         88           822      123
         Without a related allowance for loan losses              -          -             -        -
                                                        ------------ ---------- ------------- --------
                                                             $1,971      $ 374        $6,123     $641
                                                        ============ ========== ============= ========

------------------------------------------------------------------------------------------------------
The impairment of the above loans was measured based on the fair value of collateral.

The following table sets forth certain information about impaired loans:
(in thousands)

                                                ------------------------
                                                Years Ended December 31,
                                                ------------------------
                                                   2005        2004
                                                -----------  ----------
Average recorded investment                         $ 2,362     $ 6,315
                                                ===========  ==========

Interest income recognized during time period
   that loans were impaired, using cash-basis
   method of accounting                             $    70     $   122
                                                ===========  ==========

Changes in the allowance for loan and lease losses are summarized as follows:
(in thousands)

                                            ----------------------------------
                                                       December 31,
                                            ----------------------------------
                                               2005        2004        2003
                                            -----------  ----------  ---------

Balance at beginning of year                    $ 9,797      $9,641     $7,207
Additions (deductions)
     Provision charged to operations                925       1,200      1,815
     Allowance acquired through acquisition       1,018           -      1,929
     Recoveries on loans previously
        charged-off                                 109          93         46
     Loans charged-off                           (1,203)     (1,137)    (1,356)
                                            -----------   ---------   --------
Balance at end of year                          $10,646      $9,797     $9,641
                                            ===========   =========   ========

7.  Premises and Equipment, net

     Premises and equipment are summarized as follows: (in thousands)

                                                -----------------------
                                                     December 31,
                                                -----------------------
                                                   2005        2004
                                                ------------ ----------
Land                                               $  3,992    $ 4,573
Buildings                                             6,169      6,441
Furniture, fixtures and equipment                    10,109      9,121
Leasehold improvements                               13,543     11,830
                                                ------------ ----------
                                                   $ 33,813    $31,965
Less: accumulated depreciation and amortization      16,304     14,252
                                                ------------ ----------
     Net book value                                $ 17,509    $17,713
                                                ============ ==========

     During 2005, the Company sold a building for approximately $1.2 million in a sale leaseback transaction in which no gain was recorded on the transaction. Depreciation and amortization expense amounted to $1.7 million for the years ended December 31, 2005 and 2004 and $1.6 million for the year ended December 31, 2003.

8. Goodwill and Other Intangibles

     At December 31, 2005 and 2004 gross intangible assets amounted to $7.0 million and $4.6 million, respectively, while accumulated amortization amounted to $1.5 million and $935 thousand, respectively. Amortization of intangible assets as a result of acquisitions, which is included in non-interest expense, amounted to $571 thousand, $504 thousand, and $360 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. During the fourth quarter of 2005, the Company recorded a core-deposit intangible of $2.4 million in connection with the Franklin merger. During the second quarter of 2003, the Company recorded a core deposit intangible of $4.3 million in connection with the Bridge View merger. The core deposit intangibles have an estimated life of between 8 and 10 years and the Company amortized $496 thousand, $430 thousand and $286 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. Intangibles are periodically reviewed for impairment and estimated useful life. In addition, the Company recorded goodwill of $13.0 million and $54.4 million in connection with the Franklin and Bridge View mergers, respectively, which is not deductible for tax purposes. The goodwill is tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

At December 31, 2005 the scheduled amortization of intangible assets is as follows: (in thousands)


2006                                             $   753
2007                                                 747
2008                                                 747
2009                                                 747
2010                                                 747
Thereafter                                         1,728
                                                 -------
Total                                            $ 5,469
                                                 =======

9.  Deposits

     Deposits are summarized as follows: (in thousands)


                                    -------------------------------------
                                                 December 31,
                                     -------------------------------------
                                          2005                  2004
                                     ---------------         ------------
Non-interest bearing demand deposits    $   260,151          $   235,036
Interest bearing demand deposits            466,436              472,807
Savings deposits                            121,093              113,352
Money market deposits                        99,907               87,595
Time deposits                               312,521              337,348
                                     ---------------         ------------
Total                                   $ 1,260,108          $ 1,246,138
                                     ===============         ============

     At December 31, 2005 and 2004, the carrying amounts of certificates of deposit that individually exceed $100,000 amounted to $50.5 million and $50.9 million, respectively. Interest expense relating to certificates of deposit that individually exceed $100,000 was approximately $1.1 million, $701 thousand, and $850 thousand in 2005, 2004 and 2003, respectively.

     At December 31, 2005, the scheduled maturities of time deposits are as follows: (in thousands)

2006                        $ 184,008
2007                          121,418
2008                            1,883
2009                              933
2010                            4,248
Thereafter                         31
                           -----------
     Total                  $ 312,521
                           ===========

The following table presents by various rate categories, the amount and the periods to maturity of the certificate of deposit accounts outstanding at December 31, 2005:

                                     Over six    Over one    Over two
                                      months       year       years
                       Six months    through     through      through        Over
                        and less     one year    two years  three years   three years    Total
                       ----------   ----------  ----------  -----------   ----------   ---------
0.00% to 0.99%           $  9,303      $ 2,873    $      6            -       $    4    $ 12,186
1.00% to 1.99%              7,519          270         202       $    2            -       7,993
2.00% to 2.99%             47,768        7,552         614          451          199      56,584
3.00% to 3.99%             66,186       33,572     115,017        1,430        1,901     218,106
4.00% to 4.99%              6,567          335       5,528            -        3,100      15,530
5.00% to 5.99%                818            3           -            -            -         821
6.00% to 6.99%              1,241            1          51            -            8       1,301
                       ----------   ----------  ----------  -----------   ----------   ---------
                         $139,402      $44,606    $121,418       $1,883       $5,212    $312,521
                       ==========   ==========  ==========  ===========   ==========   =========

10.  Securities Sold Under Agreements to Repurchase and Short-term Borrowings

     Securities sold under agreements to repurchase and short-term borrowings are summarized as follows: (in thousands)


                                               ----------------------------
                                                      December 31,
                                               ----------------------------
                                                    2005           2004
                                               ---------------- -----------
Securities sold under agreements to repurchase         $ 3,939     $ 4,401
Federal Home Loan Bank overnight advances               46,150      24,600
                                               ---------------- -----------
                                                       $50,089     $29,001
                                               ================ ===========

Average balance during year                            $44,990     $29,080
Average interest rate during the year                    2.56%       1.23%
Maximum amount borrowed at any month end               $78,341     $63,232

     Securities sold under agreements to repurchase mature within one year. In addition, the Bank has an additional $73 million available under its line of credit agreement through its membership in the FHLBNY.

11.  Long-term Borrowings

     The Bank has long-term borrowings, which have maturities of over one year, of $110.0 million and $30.0 million as of December 31, 2005 and 2004, respectively. The long-term borrowings consisted of $10 million of fixed rate FHLBNY advances at December 31, 2005, $90 million of FHLBNY Convertible Repurchase Advances at December 31, 2005 that are callable after a fixed period and $10 million of a callable FHLBNY Convertible Repurchase Advance with a Customized Strike Price at December 31, 2005 and 2004. This advance has a fixed rate of 4.22%, matures in January 2007 and is collateralized by U.S. agency securities. The FHLBNY has an option to call the advance on a quarterly basis if the 3-month LIBOR resets above 7.50%. At December 31, 2005, 3-month LIBOR was 4.54%. The $90 million in long-term callable FHLB advances with maturities of five to ten years and which can be called after the initial term of two to three years at interest rates between 3.66% to 3.99%. The long-term borrowings may not be repaid by the Bank prior to the scheduled/repurchase payment dates without penalty.

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

13.  Benefit Plans

Defined Benefit Plans
---------------------

     On October 27, 2005, the Board of Directors of the Bank, adopted a resolution to "freeze" all future benefit accruals under the non-contributory defined benefit pension plan covering all eligible employees (the "Pension Plan") effective December 31, 2005. The purpose of the "freeze" was to afford flexibility in the retirement benefits that the Company provides while preserving all retirement plan participants' earned and vested benefits and managing the increasing costs associated with the retirement plan. The Company recognized one-time gain on curtailment of approximately $1.2 million in connection with the freezing of the retirement plan primarily based upon the difference between the projected benefit obligation and the accumulated benefit obligation.

     The Board also authorized the "freeze" of all future benefit accruals of the retirement plan for all directors of the Bank who are not employees of Interchange or of any subsidiary or affiliate of Interchange (the "Directors' Plan") and the defined benefit portion the supplemental plan covering all eligible employees (the "Supplemental Plan") that provides for retirement income that would have been paid but for the limitation under the qualified Pension Plan.

     The Pension Plan was established in 1993 by the Bank . The funding policy is to contribute an amount that is at least the minimum required by law. The plan assets are invested through an unaffiliated trust company in a fixed income and equity (balanced) fund. The investment strategy of the fund is to hold 60% to 70% in stocks and the rest in fixed income securities. The fund performance is reviewed periodically by an administrative committee comprised of the Bank's President, Chief Financial Officer and Human Resources Director. Retirement income is based on years of service under the Pension Plan and, subject to certain limits, on final average compensation at the time of the curtailment of the Pension Plan. Effective January 1, 1994, the Bank established the Supplemental Plan. For all of the plans, the discount rate for determining the pension benefit obligation and service cost at December 31, 2005 ranged between 4.50% and 5.90%, while the expected long-term return on Pension Plan assets was 8.00%. The expected return on plan assets is based primarily upon the long-term rate of return of the fund.

     Effective August 1, 1994, the Company established the "Directors' Plan". As a part of this Directors' Plan, the Company contributed annually to a life insurance policy or annuity contract for each director with 5 years or more of service, as follows:

            Years of Service            Amount Contributed
            ----------------            ------------------
                   6                         $ 5,000
                   7                           6,000
                   8                           7,000
                   9                           8,000
                   10                          9,000
                   11 or more                 10,000

     The Company owns the life insurance policies or annuity contracts. Retirement income to a director who has completed five years of service through ten years of service will be based on the cash value of the life insurance policy or annuity contract. After ten years of service, the retirement income will be based on the greater of the cash value of the life insurance policy or annuity contract or an amount determined by multiplying the Bank's standard annual retainer fees at the director's retirement date by the director's years of service.

     Pursuant to the Directors' Plan, as amended from time to time, a director who has been on the board at least five years is entitled to receive upon retirement an amount equal to the standard annual retainer (currently $10,000) being paid to directors multiplied by the director's years of service on the board, multiplied by the director's vested percentage. Vesting occurs in 20% increments commencing in year six and ending in year ten at which time a director becomes fully vested. The former directors of Bridge View have been credited for their prior years of service for vesting purposes and Bridge View's director plan was frozen and the future obligations have been included in the Director's Plan.

     Notwithstanding the foregoing, the benefits payable to a participant who was a participant on January 1, 2002 shall not be less than the greater of (i) or (ii) below: (i) the benefits such participant had accrued as of such date under the terms and provision of the Directors' Plan in effect prior to the January 1, 2002 amendment, or (ii) the cash value of any life insurance policy that was purchased and owned by the Company or one of its subsidiaries prior to the plan amendment. The benefit may be paid in a lump sum or paid out in five annual installment payments at the election of the participant.

     Net pension cost of each plan consists of the following: (in thousands)

                                            Pension Plan             Supplemental Plan          Directors' Plan
                                    ---------------------------  ------------------------ -------------------------
                                      2005      2004      2003     2005   2004      2003     2005     2004    2003
                                    ---------- -------- -------- ------- -------- ------- --------  -------- ------
Service cost                          $  710    $ 565    $ 490     $ -      $32     $29       $107    $116    $ 85
Interest cost                            291      223      181      20       26      21         94     126     114
Expected return on plan assets          (223)    (179)    (124)      -        -       -          -       -       -
Amortization of prior service cost         2        2        2       -        3       2          -       -       -
Recognized net actuarial gain             20        -        1       -        3       -          -      (4)      -
Settlement gain                            -        -        -       -        -       -        (26)      -       -
Curtailment gain                      (1,217)       -        -      (3)       -       -          -       -       -
                                    ---------  -------  -------  ------  -------  ------ ----------  -----   ------
Net periodic (benefit) cost           $ (417)   $ 611    $ 550     $17      $64     $52       $175    $238    $199
                                    =========  =======  =======  ======  =======  ====== ==========  =====   ======


The following table sets forth the funded status, as of December 31, of each plan and amounts recognized in the Company's Consolidated Balance Sheets and the major assumptions used to determine these amounts: (dollars in thousands)

                                               Pension Plan                Supplemental Plan           Directors' Plan
                                       ------------------------------   -----------------------   -------------------------
                                           2005             2004          2005          2004          2005          2004
                                       --------------   -------------   ----------    ---------   -------------   ---------
Change in pension obligation
Pension obligation at beginning of year      $ 4,692         $ 3,626        $ 466        $ 381         $ 2,321     $ 2,101
Service cost                                     710             565            -           32             107         116
Interest cost                                    291             223           20           26              94         126
Acquisition of Bridge View Plan                                    -            -            -               -           -
Actuarial (gain) loss                            528             303           32           27             (88)          6
Benefits paid                                    (49)            (25)           -            -            (336)        (28)
Curtailment                                   (2,275)              -         (118)           -               -           -
                                       --------------   -------------   ----------    ---------   -------------   ---------
Pension obligation at end of year              3,897           4,692          400          466           2,098       2,321
                                       --------------   -------------   ----------    ---------   -------------   ---------

Change in plan assets
Fair value of plan assets at
   beginning of year                           2,797           1,980            -            -               -           -
Actual gain on plan assets                       189             278            -            -               -           -
Employer contribution                             43             564            -            -               -           -
Benefits paid                                    (49)            (25)           -            -               -           -
                                       --------------   -------------   ----------    ---------   -------------   ---------
Fair value of plan assets at end of year       2,980           2,797            -            -               -           -
                                       --------------   -------------   ----------    ---------   -------------   ---------

Funded Status                                   (917)         (1,894)        (400)        (466)         (2,098)     (2,321)
Unrecognized net actuarial (gain) loss             -             493          (13)          56            (189)       (110)
Unrecognized amortized prior service cost          -              26            -           13               -           -
Adjustment for additional liability                -               -            -            -               -           -
                                       --------------   -------------   ----------    ---------   -------------   ---------
Accrued pension cost                         $  (917)        $(1,375)       $(413)       $(397)        $(2,287)    $(2,431)
                                       ==============   =============   ==========    =========   =============   =========


Weighted-average assumptions (1)
Discount rate for net periodic benefit cost     5.90  %         6.25  %      5.00  %      6.25  %         4.50  %     6.25  %
Discount rate for benefit obligations           5.70            5.90         5.50         5.00            5.25        5.00
Expected return on plan assets                  8.00            8.00          N/A          N/A             N/A         N/A
Rate of compensation increase                   5.00            5.00          N/A          N/A             N/A         N/A

----------------------------------------------------------------------------------------------------------------------------
(1)  Weighted average assumptions were applied at the beginning of the period.

Other Balance Sheet Amounts

The following amounts are included in the Consolidated Balance Sheets for December 31,: (in thousands)

                                           2005             2004
                                       --------------   -------------
Accrued benefit cost                        $ (3,617)       $ (4,203)
Accumulated other comprehensive income            17               -
                                       --------------   -------------
Net amount recognized                       $ (3,600)       $ (4,203)
                                       ==============   =============

The accumulated benefit obligation for all defined benefit pension plans was $6.4 million and $5.7 million at December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets: (in thousands)

                                             2005             2004
                                         ------------     -----------
Projected benefit obligation                 $ 6,395         $ 7,479
Accumulated benefit obligation               $ 6,395         $ 5,744
Fair value of plan assets                    $ 2,980         $ 2,797

     During 2006 the Company anticipates contributing $796 thousand to fund all of the plans.

     The  following   payments,   which  reflect   expected  future  service  as
appropriate, are expected to be paid:

                                    Supplemental    Directors'
                     Pension Plan     Plan            Plan          Total
                    -------------   ------------  -------------  ------------

2006                      $ 45         $  3          $ 334            $382
2007                        55            4            334             393
2008                        59            4            334             397
2009                        66            5            336             407
2010                       108          230             30             368
2011 and thereafter        643          132            218             993

Defined Contribution Pension Plan
_________________________________

     In 1976, the Bank established a Capital Investment Plan (the "Investment Plan") which permits employees to make basic contributions up to 4% of base compensation. In 1998, the Investment Plan was amended to permit employees to make basic contributions up to 6% of base compensation. Additional contributions up to 10% of compensation may be made when coupled with basic contributions. Under the Investment Plan, the Bank provides a matching contribution equal to 50% of the basic contribution of each participant. Employees become eligible to participate in the Investment Plan upon attainment of age twenty-one and the completion of 1,000 hours of service. Vesting occurs after the completion of three years of service with regards to the Company match. The Investment Plan offers employees a choice of 10 investment funds ranging from conservative to aggressive. Both employee and bank matching contributions are invested in these funds according to the employees' elections. The investment choices are administered by an unaffiliated trust company.

The fund options are reviewed periodically by an administrative committee comprised of the Bank's President, Chief Financial Officer and Human Resources Director. In addition, the Bank makes a fixed contribution, which vests immediately, on behalf of each participant equal to 1% of such participant's base compensation, which is in the form of Interchange common stock. The Bank's contribution to the Investment Plan amounted to $427,000, $382,000 and $347,000 in 2005, 2004 and 2003, respectively.

14.  Stock Option and Incentive Plan

     The Company maintains two stock option and incentive plans the Stock Option and Incentive Plan of 1997, as amended, and the 2005 Omnibus Stock and Incentive Plan (together "the Plans"), that covers certain key employees. A total of 2,076,470 shares of common stock were made available for option and incentive awards under the Stock Option and Incentive Plan of 1997. Options to purchase 1,768,724 shares (net of forfeitures) and 264,586 shares of restricted and discount stock have been granted to date. A total of 1,500,000 shares of common stock were made available for option and incentive awards under the 2005 Omnibus Stock and Incentive Plan. The Compensation/Stock Option Committee administers the plans, reviews the awards and submits recommendations to the full board of directors for action. Options granted expire if not exercised within ten years of date of grant and are exercisable according to a vesting schedule, starting one year from the date of grant. Pursuant to the plans incentive stock options or non-qualified stock options may be granted to employees. In addition, the 2005 Omnibus Stock and Incentive Plan allows for other types of stock based awards to be issued including stock appreciation rights and phantom stock during 2005 no such awards were granted under the plan.

     In 2000, the Company adopted a stock option plan, titled "Outside Director's Incentive Compensation Plan" (the "Director's Stock Plan") that covers those members of the Board of Directors of the Company who have not served as a full-time employee of the Company or any of its subsidiaries during the prior twelve-month period. Under this plan, options to purchase a maximum of 225,000 shares of Interchange common stock may be granted at fair market value at the date of grant. Options to purchase 157,000 shares (net of forfeitures) have been granted to date. Options granted expire if not exercised within ten years of date of grant and are exercisable according to a vesting schedule, starting one year from the date of grant. Only non-qualified stock options are granted under the Director's Stock Plan.

     During 2005 the Board of Directors elected to accelerate all unvested options under the Plans and Director's Stock Plan. As a result there will be no expense associated with these stock options in 2006.

     The status of options granted under the Stock Plan and Director's Stock Plan as of December 31, and changes during each of the three years then ended is summarized below:

                                                    ----------------------------------------------------------------------------
                                                             2005                       2004                     2003
                                                    --------------------------- ------------------------- ----------------------
                                                                      Weighted                  Weighted                Weighted
                                                                      Average                   Average                 Average
                                                                      Exercise                  Exercise                Exercise
                                                       Options         Price       Options       Price      Options       Price
                                                    -------------  ------------ -----------  ------------ ----------  ----------
Incentive Stock Options
Outstanding at January 1                               1,061,689       $11.19      834,330      $ 9.15      673,524      $ 7.83
Granted                                                  264,377        16.69      262,725       17.50      258,750       11.33
Exercised                                                (29,272)        8.21      (19,065)       7.44      (97,944)       5.89
Forfeited                                                (14,125)       16.38      (16,301)      13.00            -           -
                                                    -------------  ------------ -----------  ------------ ----------  ----------
Outstanding at December 31                             1,282,669       $12.33    1,061,689      $11.19      834,330      $ 9.15
                                                    =============  ============ ===========  ============ ==========  ==========

Options exercisable at December 31                     1,282,669       $12.33      573,212      $ 8.46      400,455      $ 7.74

Weighted-average fair value of options granted
  during the year ended December 31 (per option)                       $ 4.01                   $ 4.67                   $ 2.74


                                                    ----------------------------------------------------------------------------
                                                              2005                      2004                     2003
                                                    --------------------------- ------------------------------------------------
                                                                       Weighted                  Weighted              Weighted
                                                                       Average                   Average               Average
                                                                       Exercise                  Exercise              Exercise
 Non-Qualified Stock Options                           Options          Price        Options       Price    Options     Price
                                                   -------------- ------------- ------------- -----------  ---------  --------
Outstanding at January 1                                 111,750       $11.52       87,750      $10.02       67,500      $ 9.03
Granted                                                   29,250        17.64       33,750       15.75       27,000       11.80
Exercised                                                (15,750)        9.42       (3,000)       8.63       (6,750)       7.29
Forfeited                                                      -            -       (6,750)      14.48            -           -
                                                    -------------  -------------------------- -----------  ---------  ----------
Outstanding at December 31                               125,250       $13.21      111,750      $11.52       87,750      $10.02
                                                    =============  ============ ============= ===========  =========  ==========

Options exercisable at December 31                       125,250       $13.21       58,500      $ 9.22       36,000      $ 8.12

Weighted-average fair value of options granted
  during the year ended December 31 (per option)                       $ 4.49                   $ 4.01                   $ 3.07


All per share data and average shares were restated to reflect a 3-for-2 stock split declared January 18, 2005 and paid on February 18, 2005.

     The following table summarizes information about options outstanding under the Stock Plan and Director's Stock Plan at December 31, 2005:

                                         Options Outstanding                                      Options Exercisable
----------------------------------------------------------------------------------------------  ----------------------------------
                                                         Weighted-Average    Weighted-Average                     Weighted-Average
                                           Number            Remaining            Exercise                            Exercise
  Range of Exercise Prices               Outstanding     Contractual Life          Price           Exercisable         Price
----------------------------------------------------------------------------------------------  --------------------------------
Incentive Stock Options
                       $ 0.00   $ 5.00        6,615             0.28                 $ 3.72             6,615            $ 3.72
                       $ 5.00   $10.00      521,138             4.65                   8.28           521,138              8.28
                       $10.00   $15.00      246,941             7.08                  11.33           246,941             11.33
                       $15.00   $25.00      507,975             8.57                  17.09           507,975             17.09
                                       -------------------------------------------------------  ----------------------------------
                                          1,282,669             6.65                  12.33         1,282,669             12.33
                                       -------------------------------------------------------  ----------------------------------

Non-Qualified Stock Options
                       $ 0.00   $10.00       25,500             4.94                  13.84            25,500             13.84
                       $10.00   $15.00       42,000             6.87                  14.79            42,000             14.79
                       $15.00   $20.00       57,750             8.83                  18.14            57,750             18.14
                                       -------------------------------------------------------  ----------------------------------
                                            125,250             7.38                  16.14           125,250             16.14
                                       -------------------------------------------------------  ----------------------------------
                              Totals      1,407,919             6.71                 $12.67         1,407,919            $12.67
                                       =======================================================  ==================================

All per share data and averages shares were restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Stock-based compensation

     Pursuant to the Stock Plan, key employees may be awarded restricted shares of Interchange common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salary expense over the vesting period. The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2005, 2004 and 2003.

Restricted Stock Awards                  2005        2004         2003
                                       --------  -----------  -----------
Outstanding at beginning of year        66,330       88,692       83,234
Granted                                 18,773       11,690       31,325
Vested                                 (32,321)     (34,052)     (25,867)
                                      ---------  -----------  -----------
Outstanding at year end                 52,782       66,330       88,692
                                      =========  ===========  ===========

All per share data and average shares were restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

     The amount of compensation cost related to restricted stock awards included in salary expense in 2005, 2004 and 2003 amounted to $203 thousand, $298 thousand and $237 thousand, respectively.

15.  Stockholders' Equity and Regulatory Capital

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital levels that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's classification, under the regulatory framework for prompt corrective action, are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Management believes that the Company and the Bank met as of December 31, 2005, all capital adequacy requirements to which they are subject.

     As of December 31, 2005, the Bank has met the Federal Reserve capital calculation standards to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Company's category.

The Company's and the Bank's capital amounts and ratios are as follows:(dollars in thousands)

                                                                                                              To Be "Well
                                                                                                           Capitalized" Under
                                                                                   For Capital             Prompt Corrective
                                                         Actual                 Adequacy Purposes          Action Provisions
                                              ----------------------------  -------------------------   ------------------------
                                                 Amount          Ratio          Amount        Ratio       Amount        Ratio
                                              -------------   ------------  --------------  ---------   -----------   ----------
As of December 31, 2005:
  Total Capital (to Risk Weighted Assets):
   The Company                                    $139,560        11.93 %        $93,595       8.00 %         N/A          N/A
   The Bank                                        140,863        11.98 %         94,042       8.00 %    $117,553        10.00 %
  Tier 1 Capital (to Risk Weighted Assets):
   The Company                                     128,894        11.02 %         46,797       4.00 %         N/A          N/A
   The Bank                                        130,197        11.08 %         47,021       4.00 %      70,532         6.00 %
  Tier 1 Capital (to Average Assets):
   The Company                                     128,894         8.20 %         47,158       3.00 %         N/A          N/A
   The Bank                                        130,197         8.29 %         47,110       3.00 %      78,516         5.00 %

As of December 31, 2004:
  Total Capital (to Risk Weighted Assets):
   The Company                                    $102,175        10.35 %        $78,959       8.00 %         N/A          N/A
   The Bank                                        101,442        10.27 %         79,007       8.00 %    $ 98,759        10.00 %
  Tier 1 Capital (to Risk Weighted Assets):
   The Company                                      92,338         9.36 %         39,480       4.00 %         N/A          N/A
   The Bank                                         91,605         9.28 %         39,504       4.00 %      59,256         6.00 %
  Tier 1 Capital (to Average Assets):
   The Company                                      92,338         6.49 %         42,692       3.00 %         N/A          N/A
   The Bank                                         91,605         6.43 %         42,735       3.00 %      71,225         5.00 %


Shares of common stock

     In 2001 and 2005, the Board of Directors of Interchange authorized programs to repurchase up to 450,000 shares and 950,000 shares, respectively, of Interchange's outstanding common stock on the open market or in privately negotiated transactions. During 2005 and 2004 the Company repurchased 321,737 and 128,492 shares for approximately $5.8 million and $2.2 million under the authorized repurchase programs. As of December 31, 2005 the Company had purchased 321,737 shares and 255,854 shares at a total cost of approximately $5.8 million and $4.4 million under the authorized 2005 and 2001share repurchase programs, respectively. The repurchased shares are held as treasury stock and will be principally used for the exercise of stock options, restricted stock awards under the Stock Plan and other general corporate purposes.

The following table summarizes the activity in common shares: (in thousands)


                                                Shares         Shares in
                                                 Issued        Treasury
                                              -------------   ------------
Balance at December 31, 2003                        19,214          1,578
   Reacquired shares in lieu of
     non-performing asset                             (129)           129
   Issuance of stock from treasury                      35            (35)
                                              -------------   ------------
Balance at December 31, 2004                        19,120          1,672
   Reacquired shares in lieu of
     non-performing assets                             (39)            39
    Issuance of stock from treasury                     63            (63)
    Purchase of treasury stock                        (328)           328
    Issuance of stock for Franklin Bank              1,323              -
                                              -------------   ------------
Balance at December 31, 2005                        20,139          1,976
                                              =============   ============

All per share data and average shares were restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

16.  Earnings Per Common Share

     The reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31 are as follows: (in thousands, except per share data)

                                                   2005                                 2004                    2003
                                      ------------------------------------ -------------------------- --------------------------
                                                     Weighted      Per              Weighted   Per              Weighted   Per
                                                     Average      Share             Average   Share             Average   Share
                                         Income       Shares     Amount    Income    Shares   Amount   Income    Shares  Amount
                                      ------------- ----------- ---------- -------- -------- -------- --------- -------- --------
Basic Earnings per Common Share
Net income available to common
   shareholders                            $19,705      19,418      $1.01  $18,214    19,124    $0.95  $16,366    17,724   $0.92
                                                                ==========                   =========                   ========

Effect of Dilutive Shares
Weighted average shares if converted                       417                           352                         263
                                                    -----------                     ---------                   ---------

Diluted Earnings per Common Share
Net income available to common
   shareholders                            $19,705      19,835      $0.99  $18,214    19,476    $0.94  $16,366    17,987   $0.91
                                      ============= =========== ========== ======== ========= =======  ======== ========= =======


All per share data and average shares were restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

At December 31, 2004, 257,100 stock options were excluded from the calculation of earnings per common share as they were antidilutive. There were no shares that were antidilutive at December 31, 2005 and 2003.

17.  Other Non-interest Expense

     Expenses included in other non-interest expense which exceed one percent of the aggregate of total interest income and non-interest income for the years ended December 31, are as follows: (in thousands)

                                            2005          2004      2003
                                         ------------   --------- ---------

Professional fees                             $2,227      $2,609    $1,568
Data processing                                1,164         978       933
Directors' fees, travel and reimbursement        702         848       690
All other                                      3,514       3,558     3,378
                                         ------------   --------- ---------
                                              $7,607      $7,993    $6,569
                                         ============   ========= =========

18.   Income Taxes

     Income tax expense for the years ended December 31, is summarized as follows: (in thousands)

                                  2005            2004         2003
                              -------------    ------------  ---------
  Federal:  current                 $8,059          $8,998     $5,711
            deferred                   752            (942)     1,461
  State:    current                    659             688         34
            deferred                  (286)           (263)       412
                              -------------    ------------  ---------
                                    $9,184          $8,481     $7,618
                              =============    ============  =========

     The effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities as of December 31, are as follows: (in thousands)

                                                            2005        2004
                                                         ----------  ---------
  Deferred tax assets
       Excess of book over tax allowance
         for loan and lease losses                          $4,349     $4,311
       Excess of book over tax depreciation                     13         21
       Excess of book over tax provision for benefit
         plan expense                                        1,549      1,909
       Core deposit premium                                    149        211
       Unrealized losses- securities available-for-sale      1,496        408
       Other                                                   615        641
                                                         ----------  ---------
            Total deferred tax assets                        8,171      7,501
                                                         ----------  ---------

  Deferred tax liabilities
       Dividend on REIT                                          -      1,228
       Excess of tax over book for leasing originations        429        587
       Premium related to acquisitions                       2,196      1,726
       State tax                                               223        503
       Other                                                 1,225        912
                                                         ----------  ---------
            Total deferred tax liabilities                   4,073      4,956
                                                         ----------  ---------
            Net deferred tax assets                         $4,098     $2,545
                                                         ==========  =========

     The provision for income taxes differs from the expected statutory provision as follows:

                                              ---------------------------------
                                                         December 31,
                                              ---------------------------------
                                                 2005        2004       2003
                                              -----------  ----------  -------
Expected provision at statutory rate                35 %       35 %       35 %
Difference resulting from:
     State income tax, net of federal benefit        1          2          2
     Interest income exempt from federal taxes      (3)        (2)        (2)
     Bank owned life insurance                      (1)        (2)        (3)
     Other                                           -         (1)         -
                                              -----------  ----------  -------
                                                    32 %       32 %       32 %
                                              ===========  ==========  =======

19.  Restrictions of Subsidiary Bank Dividends

     Under New Jersey law, the Bank may declare a dividend only if, after payment thereof, its capital would be unimpaired and its remaining surplus would equal 50 percent of its capital. At December 31, 2005, undistributed net assets of the Bank were $200.3 million of which $125.9 million was available for the payment of dividends. In addition, payment of dividends is limited by the requirement to meet the capital guidelines issued by the Board of Governors of the Federal Reserve System.

20.   Commitments and Contingent Liabilities

     The Company has contingent liabilities and outstanding commitments that include agreements to extend credit which arise in the normal course of business and which are not shown in the accompanying consolidated financial statements.

     Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They are issued primarily to support performance bonds. Both arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the normal credit policies of the Company. At December 31, 2005 and 2004 the Company had a liability of $20 thousand and $40 thousand, for potential losses associated with off balance sheet arrangements.

     A summary of commitments to extend credit at December 31, are summarized as follows: (in thousands)

                                    2005          2004
                                ------------  -----------
Home equity loans                 $ 105,070    $ 103,625
Other loans                         172,062      171,517
Standby letters of credit             3,416        3,193
                                ------------  -----------
                                  $ 280,548    $ 278,335
                                ============  ===========


     The following table illustrates the Company's accounting for, and disclosure of, the issuance of certain types of guarantees as required under FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

                             Maximum potential     Carrying
                             amount of future     amount of the
Nature of the guarantee          Payments          liability
---------------------------------------------------------------
Standby letters of credit         $3,416            $      -

Standby letters of credit are typically underwritten for terms of less than one year and are fully collateralized by either cash or indirectly secured by a line of credit, which is collateralized by real estate, receivables or other liquid collateral.


     The minimum annual rental under non-cancelable operating leases for premises and equipment, exclusive of payments for maintenance, insurance and taxes, is summarized as follows: (in thousands)

Lease commitments

2006                               $ 2,766
2007                                 2,719
2008                                 2,353
2009                                 2,092
2010                                 1,791
thereafter                           5,840
                                -----------
Total minimum lease payments       $17,561
                                ===========

     Rent expense for all leases amounted to approximately $2.7 million, $2.6 million and $2.3 million in 2005, 2004, and 2003, respectively.

     The Company is also a party to routine litigation involving various aspects of its business, none of which, in the opinion of management and its legal counsel, is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

21.   Related Party Transactions

     The Company leases its operations facilities from an affiliated company of a director. The lease expires in October 2007 and provides that the annual minimum rent is approximately $84 thousand. Rent expense paid was approximately $84 thousand, $76 thousand, and $62 thousand in 2005, 2004, and 2003, respectively. Most of the Company's operating leases are for its branch locations which contain one to four renewal options. Each option allows for an extension of the lease for a period of five years.

     Two directors of the Company provided legal services through affiliated firms. Fees paid for these services amounted to approximately $473 thousand, $493 thousand, and $356 thousand in 2005, 2004, and 2003, respectively. In addition, a director provided certain real estate appraisal services through an affiliated firm; fees paid for these services amounted to approximately $10 thousand and $41 thousand in 2005 and 2004, respectively. In 2004 this same director found a tenant for space the bank had available for lease and received a $101 thousand commission fee; this fee was paid through the listing broker.

     The Company believes that all of the services obtained from directors are at arms length. In addition, Board approval is required to obtain services from an affiliated party.

22.   Fair Value of Financial Instruments

     Fair value estimates of the Company's financial instruments are made at a particular point in time, based on relevant market information and information about the financial instrument. Fair values are most commonly derived from quoted market prices. In the event market prices are not available, fair value is determined using the present value of anticipated future cash flows. This method is sensitive to the various assumptions and estimates used and the resulting fair value estimates may be significantly affected by minor variations in those assumptions or estimates. In that regard, it is likely the Company in immediate settlement of the financial instruments would realize amounts different from the fair value estimates.

The following table sets forth the carrying amounts and estimated fair values of the Company's financial instruments: (in thousands)

                                   ------------------------------------------------------------------
                                                                 December 31,
                                   ------------------------------------------------------------------
                                                2005                                2004
                                   ------------------------------------ -----------------------------
                                      Carrying              Fair          Carrying         Fair
                                        Amount              Value           Amount         Value
                                   ----------------  ------------------ -------------- --------------
 Cash and cash equivalents              $   42,624          $   42,624     $   33,110     $   33,110
 Securities held to maturity                35,714              36,199         14,530         15,276
 Securities available for sale             320,752             320,752        374,199        374,199
 Loans, net                              1,095,323           1,089,034        924,384        929,492
                                   ----------------  ------------------ -------------- --------------
                                        $1,494,413          $1,488,609     $1,346,223     $1,352,077
                                   ================  ================== ============== ==============

 Deposits                               $1,260,108          $1,242,178     $1,246,138     $1,127,185
 Short-term borrowings                      50,089              50,089         29,001         29,001
 Long-term borrowings                      130,953             127,998         30,000         29,631
                                   ----------------  ------------------ -------------- --------------
                                        $1,441,150          $1,420,265     $1,305,139     $1,185,817
                                   ================  ================== ============== ==============

     The methods and significant assumptions used to determine the estimated fair values of the Company's financial instruments are as follows:

Cash and cash equivalents: Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. The estimated fair values of these financial instruments approximate their carrying values since they mature overnight or are due on demand.

Securities held to maturity and securities available for sale: Estimated fair values are based principally on quoted market prices, where available, or dealer quotes. In the event quoted market prices are not available, fair values are estimated using market prices of similar securities.

Loans: The loan portfolio is segregated into various categories for purposes of estimating fair value. The fair value of certain loans that reprice frequently and have no significant change in credit risk is assumed to equal their carrying values. The fair value of other types of loans is estimated by discounting the future cash flows using interest rates that are currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of nonperforming loans is estimated using methods employed by management in evaluating the adequacy of the ALLL.

Deposits: The estimated fair values of deposits with no stated maturity, such as demand deposits, savings, NOW and money market accounts are, by definition, equal to the amount payable on demand at the reporting date. The fair values of fixed-rate certificates of deposit are based on discounting the remaining contractual cash flows using interest rates currently being offered on certificates of deposit with similar attributes and remaining maturities.

Short-term borrowings: The fair value of short-term borrowings is assumed to equal the carrying value in the financial statements, as these instruments are short-term.

Long-term borrowings: Fair value estimates of long-term borrowings are based on discounting the remaining contractual cash flows using rates, which are comparable to rates currently being offered for borrowings with similar remaining maturities.

Off-balance-sheet financial instruments: The fair values of commitments to extend credit and unadvanced lines of credit approximate the fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At December 31, 2005 and 2004, the estimated fair values of these off-balance sheet financial instruments were immaterial.

23. Parent Company Only Information (in thousands)

                                                ---------------------------
                                                      December 31,
                                                ---------------------------
Condensed balance sheets                             2005           2004
                                                -------------- -----------
Assets
  Cash                                               $ 5,233     $ 1,630
  Investment in subsidiaries
   Bank                                               200,295     149,422
   Other                                                  763         142
                                                -------------- -----------
   Total assets                                      $206,291    $151,194
                                                ============== ===========

Liabilities
  Loans from subsidiaries                            $  4,500           -
  Subordinated debentures                              20,620           -
  Other liabilities                                     2,161    $  1,040
                                                -------------- -----------
                                                       27,289       1,040
                                                -------------- -----------

Stockholders' equity
  Common stock                                          5,397       5,396
  Capital Surplus                                      97,238      73,320
  Retained earnings                                    99,222      86,542
  Accumulated other comprehensive income               (2,310)       (633)
                                                -------------- -----------
                                                      199,547     164,625
  Less:  Treasury stock                                20,545      14,471
                                                -------------- -----------
   Total stockholders' equity                         179,002     150,154
                                                -------------- -----------
   Total liabilities and stockholders' equity        $206,291    $151,194
                                                ============== ===========
-----------------------------------------------------------------------------

                                                     ----------------------------------------
                                                            Years Ended December 31,
                                                     ----------------------------------------
Condensed statements of income                            2005           2004        2003
                                                     ---------------- ----------- -----------
Dividends from subsidiary bank                              $ 11,900    $ 11,710    $ 20,320
Net gain on sale of securities                                     -         304           -
Other income                                                      95           -           -
                                                     ---------------- ----------- -----------
   Total revenues                                             11,995      12,014      20,320
                                                     ---------------- ----------- -----------

Interest on borrowings and subordinated debentures               673          12           -
Operating expenses                                               428         303         225
                                                     ---------------- ----------- -----------

Income before equity in undistributed earnings
  of subsidiaries                                             10,894      11,700      20,095
Equity in undistributed earnings of subsidiaries               8,812       6,514      (3,729)
                                                     ---------------- ----------- -----------
   Net income                                               $ 19,705    $ 18,214    $ 16,366
                                                     ================ =========== ===========
---------------------------------------------------------------------------------------------

                                                     ------------------------------------
                                                            Years Ended December 31,
                                                     ------------------------------------
Condensed statements of cash flows                       2005           2004      2003
                                                     ------------ ----------- -----------
Cash flows from operating activities:
  Net income                                             $19,705     $18,214     $16,366
  Adjustments to reconcile net income
   to net cash provided by operating activities
   Net gain on sale of securities available-for-sale           -        (304)          -
   Decrease in other assets                                    -           8       1,588
   Decrease (increase) in dividends payable                    -           -      (1,372)
   Decrease in other liabilities and other                 1,130      (3,344)       (198)
  Equity in undistributed income of subsidiaries          (8,812)     (6,514)      3,729
                                                     ------------ ----------- -----------
   Net cash provided by operating activities              12,023       8,060      20,113
                                                     ------------ ----------- -----------

Cash flows from investing activities:
  Investments in subsidiaries                            (20,620)          -           -
  Sale of securities available-for-sale                        -         651           -
                                                     ------------ ----------- -----------
   Net cash provided by investing activities             (20,620)        651           -
                                                     ------------ ----------- -----------

Cash flows from financing activities:
  Cash dividends paid                                     (7,013)     (6,382)     (4,970)
  Loan from subsidiary                                     4,500           -           -
  Issuance of subordinated debuntures                     20,620
  Repayment of loan from subsidiary                            -           -           -
  Treasury stock                                          (6,619)     (2,154)       (693)
  Common stock issued                                        335         205         354
  Exercise of option shares                                  389         146         438
  Payout of fractional shares                                (12)          -           -
  Net cash payments for the acquisition of
    Bridge View Bancorp                                        -           -     (15,768)
                                                     ------------ ----------- -----------
   Net cash used in financing activities                  12,200      (8,185)    (20,639)
                                                     ------------ ----------- -----------

Net increase/(decrease) in cash                            3,603         526        (526)
Cash at beginning of year                                  1,630       1,104       1,630
                                                     ------------ ----------- -----------
Cash at end of year                                      $ 5,233     $ 1,630     $ 1,104
                                                     ============ =========== ===========

Supplemental disclosure of non-cash investing
   and financing activities:
   Stock issued related to acquisitions                  $23,738           -     $52,180

24. Quarterly Financial Data (unaudited) (in thousands, except per share data)

                                                                   First         Second        Third         Fourth
                            2005                                  Quarter       Quarter       Quarter        Quarter
----------------------------------------------------------------------------------------------------------------------
 Interest income                                                    $18,005       $18,852       $20,060       $21,578
 Interest expense                                                     4,441         5,367         6,356         7,198
 Net Interest income                                                 13,564        13,485        13,704        14,380
 Provision for loan losses                                              175           225           300           225
 Net gain on sale of securities                                          67           250            77             -
 Non-interest income, excluding net gain on sale of securities        2,127         2,226         2,600         3,034
 Non-interest expenses                                                9,154         9,180         9,247         8,119
 Income before income taxes                                           6,429         6,556         6,834         9,070
 Net income                                                           4,420         4,515         4,676         6,094

 Basic earnings per common share                                    $  0.23       $  0.24       $  0.24       $  0.30
 Diluted earnings per common share                                  $  0.23       $  0.23       $  0.24       $  0.30

----------------------------------------------------------------------------------------------------------------------
                                                                   First         Second        Third        Fourth
                            2004                                  Quarter       Quarter       Quarter       Quarter
----------------------------------------------------------------------------------------------------------------------

 Interest income                                                    $15,671       $15,998       $16,876       $17,555
 Interest expense                                                     3,137         3,062         3,416         4,039
 Net Interest income                                                 12,534        12,636        13,460        13,516
 Provision for loan losses                                              375           300           300           225
 Net gain on sale of securities                                         514           305           163           462
 Non-interest income, excluding net gain on sale of securities        2,001         2,387         2,714         2,911
 Non-interest expenses                                                8,917         8,798         9,267         9,026
 Income before income taxes                                           5,757         6,530         6,770         7,638
 Net income                                                           3,986         4,355         4,661         5,212

 Basic earnings per common share                                    $  0.21       $  0.23       $  0.25       $  0.27
 Diluted earnings per common share                                  $  0.21       $  0.23       $  0.24       $  0.27

All per share data has been restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by item 304 of Regulation S-K.

Item 9A.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures.

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

     Changes in Internal Control over Financial Reporting.

     There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of December 31, 2005, the Company's internal control over financial reporting was effective based on those criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Interchange Financial Services Corporation
Saddle Brook, New Jersey

We have audited management's assessment, included in the accompanying management's report on internal control over financial reporting, that Interchange Financial Services Corporation and subsidiaries (the "Company"), maintained effective internal control over financial reporting as of December
31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
-------------------------

New York, New York
March 13, 2006

Item 9B.  Other Information.

     On January 17, 2006, the Board of Directors of Interchange Financial Services Corporation and Interchange Bank implemented the Interchange Bank Deferred Compensation Plan (the "DCP") as a replacement to the Supplemental Executives' Retirement Plan (the "SERP") which had been previously maintained. The DCP was implemented to: (i) preserve benefits previously accrued under the SERP, (ii) provide the ability for select executives to defer the receipt of a portion of their income in a manner that defers the taxation of such income,
(iii) provide restorative payments to executives who are prevented from receiving the full benefits contemplated by the 401(k) plan's benefit formula,
(iv) provide a pre-retirement  death benefit to the Chief Executive Officer, and
(v)  comply  with  section  409A  of the  Internal  Revenue  Code  of  1986  and
regulations or other guidance of the Internal Revenue Service published thereunder (collectively, "Section 409A"). Section 409A requires certain IRS restrictions on payment timing to participants under the DCP and the circumstances under which elections to defer compensation or receive distributions of deferred compensation may be made. The DCP is an unfunded, non-qualified plan that provides for distribution of the amounts deferred to participants or their designated beneficiaries upon the occurrence of certain events such as death, retirement, or termination of service (as those terms are defined in the DCP as required by Section 409A). The DCP is attached hereto as
Exhibit 10(g).


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          a.  Directors

               The information contained in the section entitled "INTERCHANGE PROPOSAL NO. 1 - ELECTION OF DIRECTORS - Nominees and Directors" in the Company's 2006 Annual Meeting Proxy Statement is incorporated herein by reference in response to this item.

          b.  Executive Officers

               The  following  table  sets forth the names,  ages,  and  present
          positions  of  the  Company's  and  the  Bank's  principal   executive
          officers:


          Name                   Age  Positions Held with the Company and the Bank
          ----                   ---  --------------------------------------------
          ANTHONY S. ABBATE.......66  President & Chief Executive Officer
          ANTHONY J. LABOZZETTA...42  Executive Vice President & Chief Operating Officer
          PATRICIA D. ARNOLD......47  Senior Vice President & Chief Lending Officer
          CHARLES T. FIELD........41  Senior Vice President & Chief Financial Officer
          CHARLES P. FROST........54  Senior Vice President & Chief Credit Officer
          FRANK R. GIANCOLA.......52  Senior Vice President & Compliance Officer

          Business Experience

               ANTHONY S. ABBATE, President and Chief Executive Officer of the Company since 1984 and of the Bank since 1981; Senior Vice President and Controller from October 1980 to 1981. Engaged in the banking industry since 1959.

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

               CHARLES P. FROST, Senior Vice President and Chief Credit Officer since July 2004 and Director of Interchange Capital Company since January 2005. He served in a similar capacity for 9 years at Trustcompany Bank in Jersey City. His background includes 28 years in commercial lending/credit with various New Jersey banks. He is an active member of the RMA (Risk Management Association), having served on the Board of Governors for 8 years and as President of the Northern New Jersey Chapter from 2000-2001.

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

          c. Compliance with Section 16(a)

               Information contained in the section entitled "PRINCIPAL SHAREHOLDERS AND HOLDINGS OF MANAGEMENT OF INTERCHANGE - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2006 Annual Meeting Proxy Statement is incorporated herein by reference in response to this item.

          d. Code of Ethics

               We have adopted Codes of Ethics for our Board of Directors and employees. The Code of Ethics is available free of charge by contacting the Company at Park 80 West, Plaza II, Saddle Brook, NJ 07663.

Item 11.  Executive Compensation

     Information contained in the section entitled "INTERCHANGE EXECUTIVE COMPENSATION AND OTHER INTERCHANGE INFORMATION - Executive Compensation" in the Company's 2006 Annual Meeting Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information contained in the section entitled "Principal Shareholders and Holdings of Management of Interchange" in the Company's 2006 Annual Meeting Proxy Statement incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The table below summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005.

----------------------------------------------------------------------------------------------------------------------------------
Plan category
                                      Number of securities to be        Weighted-average        Number of securities remaining
                                        issued upon exercise of         exercise price of      available for future issuance under
                                         outstanding options,          outstanding options,    equity compensation plans (excluding
                                         warrants and rights           warrants and rights     securities reflected in column (a))
----------------------------------------------------------------------------------------------------------------------------------
                                                 (a)                      (b)                                   (c)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
  by security holders                             1,407,919                        $12.67                             1,610,660
Equity compensation plans not approved
  by security holders                                     -                             -                                     -
                                         -------------------       -----------------------       -------------------------------
Total                                             1,407,919                        $12.67                             1,610,660
                                         ===================       =======================       ===============================


The Outside Director Incentive Compensation Plan

     The Outside Director Incentive Compensation Plan is designed to attract qualified personnel to accept positions of responsibility as outside directors with Interchange and to provide incentives for persons to remain on the board as outside directors. The Compensation/Stock Option Committee administers the Outside Director Incentive Compensation Plan, reviews the awards and submits recommendations to the full board of directors for action. Options to acquire 2,250 shares of Interchange common stock are granted to each outside director of Interchange each year on the anniversary date of the initial grant. Each option represents the right to purchase, upon exercise, one share of Interchange common stock at an exercise price equal to the price of a share of stock at the close of business on the date of the grant as reported by the NASDAQ National Market. Stock options may be exercisable between one and ten years from the date granted. All options granted under the Outside Director Incentive Compensation
Plan are non-qualified stock options and are not entitled to special tax treatment under the Internal Revenue Code of 1986, as amended. During 2005 the Board of Directors accelerated the vesting of all options under the Outside Director Incentive Compensation Plan and froze future grants.

Stock Option and Incentive Plan

     The Company maintains two stock option and incentive plans the Stock Option and Incentive Plan of 1997, as amended, and the 2005 Omnibus Stock and Incentive Plan (collectively the "Plans"), which were designed to align shareholders' and executive officers' interests. The Compensation/Stock Option Committee administers the plan, reviews the awards and submits recommendations to the full board of directors for action. Stock options are granted on a discretionary basis with an exercise price equal to the price of a share of stock at the close of business on the date of the grant as reported by the NASDAQ National Market. Stock options may be exercisable between one and ten years from the date granted. Such stock options provide a retention and motivational program for executives and an incentive for the creation of shareholder value over the long-term since their full benefit cannot be realized unless an appreciation in the price of the common stock occurs over a specified number of years.

     The Plans also provide for the issuance of incentive stock awards as determined by the board of directors of Interchange. Certain key executives may be awarded incentive compensation in the form of 3-year restricted stock, which is forfeitable upon termination of employment during that time period. Key employees may also use their cash bonus to purchase two-year restricted stock at a twenty-five percent discount. All amounts in excess of the discounted purchase price of this stock are forfeitable should the employee's employment terminate during that time period. Incentive stock awards are an important factor in attracting and motivating key executives who will dedicate their maximum efforts toward the advancement of the Company.

Item 13.  Certain Relationships and Related Transactions

     The information contained in the section entitled "Certain Relationships and Related Party Transactions of Interchange" in the Company's 2006 Annual Meeting Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services

     The items required by Part III, Item 14 are incorporated herein by reference from the Company's 2006 Annual Meeting Proxy Statement.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules

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

                    Exhibit 3(a) Amended   and   Restated   Certificate   of
                                 Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K/A, filed August 3, 2005.)

                    Exhibit 3(b) Amended and Restated Bylaws of Registrant,
                                 dated October 24, 2002 (Incorporated by
                                 reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

                    Exhibit 10(a) Agreement for legal services between Andora
                                 and Romano and Registrant, dated April 28,
                                 2005.

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

                    Exhibit 10(f)(1) Change-in-Control Agreement for the
                                 Registrant's principal financial officer, dated April 12, 2004. (Incorporated by reference to
                                 Exhibit 10(f)(1) to Annual Report on Form 10-K for fiscal year ended December 31, 2004)

                    Exhibit  10(f)(2)   Change-in-Control   Agreement   for  the
                                 Registrant's chief credit officer, dated July 22, 2004.

                    Exhibit 10(g)Interchange Bank Deferred Compensation Plan

                    Exhibit 11 Statement regarding computation of per share earnings

                    Exhibit 21   Subsidiaries of Registrant

                    Exhibit 31.1 Certification  of  Chief  Executive  Officer
                                 Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    Exhibit 31.2 Certification  of  Chief  Financial  Officer
                                 Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

         ------------------------------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Interchange Financial Services Corporation

By:/s/ Anthony S. Abbate               By:/s/ Charles T. Field
   -------------------------------     -----------------------------------------
   Anthony S. Abbate                   Charles T. Field
   President and Chief Executive       Senior Vice President and Chief
   Officer                             Financial Officer
   (principal executive officer)       (principal financial and accounting
                                       officer)

March 16, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/ Anthony S. Abbate                      /s/ Charles T. Field
----------------------------------------   -------------------------------------
Anthony S. Abbate         March 16, 2006   Charles T. Field       March 16, 2006
   Director                                   Senior Vice President and
   President and Chief Executive Officer      Chief Financial Officer

/s/ Anthony D. Andora                      /s/ James E. Healey
----------------------------------------   -------------------------------------
Anthony D. Andora         March 16, 2006   James E. Healey        March 16, 2006
   Director                                   Director
   Chairman of the Board

/s/ Gerald A. Calabrese, Jr.               /s/ Nicholas R. Marcalus
---------------------------------------    -------------------------------------
Gerald A. Calabrese, Jr.  March 16, 2006   Nicholas R. Marcalus   March 16, 2006
   Director                                   Director

/s/ Donald L. Correll                      /s/ Eleanore S. Nissley
----------------------------------------   -------------------------------------
Donald L. Correll         March 16, 2006   Eleanore S. Nissley    March 16, 2006
   Director                                   Director

/s/ Anthony R. Coscia                      /s/ Jeremiah F. O'Connor
----------------------------------------   -------------------------------------
Anthony R. Coscia         March 16, 2006   Jeremiah F. O'Connor   March 16, 2006
   Director                                   Director

/s/ John J. Eccleston                      /s/ Robert P. Rittereiser
----------------------------------------   -------------------------------------
John J. Eccleston         March 16, 2006   Robert P. Rittereiser  March 16, 2006
   Director                                   Director

/s/ David R. Ficca                         /s/ John A. Schepisi
----------------------------------------   -------------------------------------
David R. Ficca            March 16, 2006   John A. Schepisi        March 16,2006
   Director                                   Director