Form 10-K/A
period 2005-12-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2006-05-01
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-K/A
                                   -----------

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

                EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Interchange Financial Services Corporation (the "Company") for the fiscal year ended December 31, 2005 is being filed for the purpose of providing the information required by Part III of the Annual Report on Form 10-K, which the Company is no longer incorporating by reference to its proxy statement. Part III is hereby amended and restated in its entirety.

     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. No other information contained in the original filing is amended hereby. This amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

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

PART III

Item 10. Directors and Executive Officers of the Registrant..................81
Item 11. Executive Compensation..............................................87
Item 12. Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters..................92
Item 13. Certain Relationships and Related Transactions......................94
Item 14. Principal Accounting Fees and Services..............................95


PART IV

Item 15. Exhibits, Financial Statement Schedules.............................97
Signatures...................................................................99

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors
---------

     The name, age, principal occupation and business experience of each member of the Company's Board of Directors are set forth below. Unless otherwise indicated, each has held his or her current position for the last five years.

Anthony D. Andora, age 75, is a member of Andora & Romano, LLC, a law firm in Paramus, New Jersey. Mr. Andora has been a director of the Company since 1984 and of the Bank since 1969. He is Chairman of the Board and is a member of the Executive Committee, the Corporate Planning and Finance Committee and serves in an ex-officio capacity on all committees.

Anthony S. Abbate, age 66, is President and Chief Executive Officer of the Holding Company formed in 1984 and President and Chief Executive Officer of the bank since 1981. He is Chairman of the Executive Committee and a member of the Corporate Planning and Finance Committee and serves in an ex-officio capacity on all committees. Mr. Abbate also serves (since February 2004) as an independent director of the Board of K-Sea General Partner GP LLC, (NYSE:KSP) and member of the company's Audit Committee.

Gerald A. Calabrese, Jr., age 56, is President of Century 21, Calabrese Realty and Chairman and Chief Executive Officer of Metropolitan Mortgage Company. Mr. Calabrese has been a director of the Company and the Bank since 2003. He serves as an alternate member of the Executive Committee.

Donald L. Correll, age 55, is President and CEO of American Water Company, a subsidiary of RWE AG since April 17, 2006. Mr. Correll held the position of President and CEO of Pennichuck Corporation (PNNW: NASDAQ) since August 4, 2003, a holding company whose subsidiaries are active in public water supply, water related services and real estate. Mr. Correll retired as Chairman and CEO of United Water Resources, Inc. in 2001. In July 2005, Mr. Correll was appointed to the Board of Directors of Health South Corporation. Mr. Correll has been a director of the Company and the Bank since 1994 and serves on the Audit Committee and Compensation/Stock Option Committee and is an alternate member of the Executive Committee.

Anthony R. Coscia, age 46, is a partner and executive committee member of the law firm of Windels Marx Lane & Mittendorf, LLP in New York and New Brunswick, New Jersey. He currently serves as the Chairman of the Board of Commissioners of Port Authority of New York and New Jersey. In February 2006, Mr. Coscia was appointed to the Board of Directors of Ryan Beck & Co. Mr. Coscia has been a director of the Company and the Bank since 1997. He serves on the Audit Committee, Nominating/Governance Committee and is an alternate member of the Executive Committee.

John J. Eccleston, age 80, retired principal of R.D. Hunter & Company, L.L.P., Certified Public Accountants. Prior to January 1995, he was Senior Partner of John J. Eccleston & Company, Certified Public Accountants and Registered Municipal Accountants. Mr. Eccleston has been a director of the Company since 1984 and the Bank since 1969. He is Chairman of the Audit Committee and a member of the Executive Committee, Nominating/Governance Committee and Corporate Planning/Finance Committee.

David R. Ficca, age 74, is retired Vice Chairman and Senior Legal Officer of Kidde, Inc, a multi-market manufacturing and service organization. He has been a director of the Company since 1984 and of the Bank since 1983. He is a member of the Executive Committee, the Nominating/Governance Committee, the Corporate Planning/Finance Committee and the Compensation/Stock Option Committee.

James E. Healey, age 64, is a practicing Certified Public Accountant in Ramsey, New Jersey and is also a Director of Sappi Ltd., a NYSE listed South African vertically integrated international pulp and paper producer and a Director of Marcal Paper Mills, Inc., a manufacturer and marketer of consumer tissue paper products. In addition, he is a Trustee of Pace University in New York City, a Trustee of St. Joseph's Health Care System in Paterson, New Jersey, and Chairman of the Board of Trustees of the United Way of Bergen County, in Oradell, New Jersey. In December 2000, Mr. Healey retired as Executive Vice President and Chief Financial Officer of Nabisco Holdings Corp., a position he held since June 1997, and retired as Senior Vice President and Chief Financial Officer of Nabisco Group Holdings, Inc., a position he held since June 1999. Mr. Healey has been a director of the Company and the Bank since 1993. He is Chairman of the Compensation/Stock Option Committee and serves on the Audit Committee, Corporate Planning/Finance Committee and the Executive Committee.

Nicholas R. Marcalus, age 62, is Chairman, Chief Executive Officer of Marcal Paper Mills, Inc., a manufacturer and marketer of consumer tissue paper products, in Elmwood Park, New Jersey, and serves on the board of directors of that organization. Mr. Marcalus has been a director of the Company and the Bank since 1997. He serves as the Secretary and on the Investment Committee and is an alternate member of the Executive Committee.

Eleanore S. Nissley, age 73, is a commercial real estate investor, President of The SIBS Company, LLC, a New Jersey real estate company, and owner of Anclote and Gulf Atlantic Asset Management, Inc., two Florida real estate companies. She currently serves as Vice Chairperson of Hackensack Meadowlands Development Commission. Mrs. Nissley has been a director of the Company and of the Bank since 1992. She is Chairman of the Nominating/Governance Committee and is a member of the Audit Committee and is an alternate member of the Executive Committee.

Jeremiah F. O'Connor, age 72, is currently a principal of NW Financial Group (since 1996), a financial advisory firm. Mr. O'Connor was formerly a Managing Director of NatWest Financial Markets Group (since 1994). Mr. O'Connor has been a director of the Company since 1984 and the Bank since 1969. He is Vice Chairman of the Board and serves on the Executive Committee.

Robert P. Rittereiser, age 67, a private investor, joined Centurion Holdings LLC, a privately held Management Advisory Concern, in November 2005 as Advisor. Centurion provides services to corporations and government entities. He was formerly the Chairman and Chief Executive Officer of GFinancial, L.L.C., formerly known as Gruntal Financial, L.L.C., and GCO Services, L.L.C., formerly known as Gruntal & Co., L.L.C., which are related investment services firms based in New York City. On October 29, 2002, each of GFinancial, L.L.C., and GCO Services, L.L.C, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code for the Southern District of New York. The Plans were confirmed on March 25, 2004 and his association ended at that time. He serves as a Director of Viecore, Inc., a privately held corporation in Upper Saddle River, New Jersey. Viecore, Inc. is a systems integration firm specializing in Voice Recognition Technology. He served as a Trustee of the DBL Liquidating Trust from April 1992 until April 1996. He has been a Director of the Company and of the Bank since July 1989. He is Chairman of the Corporate Planning/Finance Committee and a member of the Compensation/Stock Option Committee, the Executive Committee, and the Investment Committee.

John A. Schepisi, age 61, is Senior Partner of Schepisi & McLaughlin, Attorneys at Law. Mr. Schepisi has been a director of the Company and the Bank since 2003. He serves as a member of the Corporate Planning/Finance Committee and is an alternate member of the Executive Committee.

William "Pat" Schuber, age 58, is a member of the firm of DeCotiis, Fitzpatrick, Cole & Wisler, LLP a leading New Jersey law firm and is a member of the New Jersey Bar. He is senior lecturer at Fairleigh Dickinson University, the School of Administrative Science. Mr. Schuber was Bergen County Executive from 1991 to 2002 and former New Jersey Assemblyman from 1982 to 1990. He has been a member of the Bank's Board since 2003. He is member of the Nominating/Governance Committee and the Investment Committee and is an alternate member of the Executive Committee.

   Committees and Meetings of the Board of Directors
   -------------------------------------------------

     During 2005, the board of directors of the Company held 6 meetings and board of directors of the Bank held 12 meetings. All incumbent directors attended at least 75% of the aggregate meetings of each board and the committees of each board on which they served that were held during fiscal year 2005.

     The Company's board of directors has determined that Mr. Eccleston, chairman, Messrs. Correll and Healey, members of the Company's audit committee are audit committee financial experts within the meaning of Securities and Exchange Commission regulations.

     The following committees serve both the Company and the Bank:

-------------------------------- -------------------------------------------------------------- ---------------
Name of Committee and            Functions of the Committee                                        Number of
Members                                                                                            Meetings
                                                                                                    in 2005
-------------------------------- -------------------------------------------------------------- ---------------

Audit                            Reviews  significant audit,  accounting and other principles,        10
John J. Eccleston, Chairman      policies  and   practices,   the  activities  of  independent
Donald L. Correll                auditors  and of the  Company's  internal  auditors,  and the
Anthony R. Coscia                conclusion  and  recommendations  of auditors and the reports
James E. Healey                  of regulatory  examiners upon completion of their  respective
Eleanore S. Nissley              audits and examinations.

-------------------------------- -------------------------------------------------------------- ---------------

Compensation/Stock Option        Administers    management   incentive   compensation   plans,         8
James E. Healey, Chairman        including  the  Company's  stock option and  incentive  plan.
Donald L. Correll                The  committee   makes   recommendations   to  the  Board  of
David R. Ficca                   Directors  with  respect to  compensation  of  directors  and
Robert P. Rittereiser            executive officers.

-------------------------------- -------------------------------------------------------------- ---------------

Corporate Planning and Finance   Responsible  for the  review of the  annual  budget,  capital         2
Robert P. Rittereiser, Chairman  expenditures and other financial transactions.
Anthony S. Abbate
Anthony D. Andora
John J. Eccleston
David R. Ficca
James E. Healey
John A. Schepisi

-------------------------------- -------------------------------------------------------------- ---------------

Executive                        Has  authority  to exercise all of the powers of the Board of        13
Anthony S. Abbate, Chairman      Directors with respect to the affairs of the Company,  except
Anthony D. Andora                that the  Executive  Committee  may not:  (1)  Exercise  such
John J. Eccleston                powers  while a quorum of the Board of  Directors is actively
David R. Ficca                   convened for the conduct of business;  (2) Declare a dividend
James E. Healey                  or approve any other distribution to stockholders;  (3) Elect
Jeremiah F. O'Connor             or appoint any officer or  director;  and (4) Make,  alter or
Robert P. Rittereiser            repeal the By-Laws of the Bank.

-------------------------------- -------------------------------------------------------------- ---------------

Nominating/Governance            Nominating:  Advises and makes  recommendations  to the Board         3
Eleanore S. Nissley, Chairperson of  Directors  concerning  the  selection  of  candidates  as
David R. Ficca                   nominees  for  election  as  directors.  The  committee  will
Anthony R. Coscia                consider  nominations   recommended  by  shareholders.
John J. Eccleston
William P. Schuber               Governance: Develops and recommends to the Board of Directors a Code of Business Conduct and Ethics and considers any
                                 waivers from the Company's Code of Business Conduct and
                                 Ethics. The committee will arbitrate any issues involving
                                 conflicts of interest which are not in conformance with the
                                 Corporate Governance Guidelines of the Company and its
                                 subsidiaries.

                                 Each member of the Nominating  Committee is independent
                                 as defined in the NASDAQ Stock Market Marketplace rules.

-------------------------------- -------------------------------------------------------------- ---------------

Executive Officers
------------------

     The following table sets forth the name, age, business experience and present position of the Company's principal executive officers:

  Name                   Age  Positions Held with the Company
  ----                   ---  -------------------------------
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

   Compliance with Section 16(a)
   -----------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission. These persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required during the fiscal year ended December 31, 2005, the Company believes that, during the 2005 fiscal year, all of our executive officers and directors complied with all
Section 16(a) filing requirements applicable to them, with the exception of the following: Form 4 filings for Directors William Schuber, John Schepisi, Robert Rittereiser, Jeremiah F. O'Connor, Eleanor S. Nissley, Nicholas R. Marcalus, James E. Healey, David R. Ficca, John J. Eccleston, Anthony R. Coscia, Donald R. Correll, Gerald A. Calabrese, and Anthony D. Andora, reflecting options to acquire common stock granted on April 22, 2004, were filed late on March 23, 2005.

   Code of Ethics
   --------------

     We have adopted Codes of Ethics that applies to our Board of Directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is available free of charge by contacting the Company at Park 80 West, Plaza II, Saddle Brook, NJ 07663.

   Director Nominations by Shareholders
   ------------------------------------

     Nominations may be made by any shareholder of the Company, who is entitled to vote at a meeting in which directors are to be elected and who provides timely notice to the Company's Secretary, as set forth in the Company's Bylaws. To be considered timely, nominations must be delivered to or received by the Company's Secretary not later than 60 days in advance of the date on which the proxy statement relating to the previous year's annual meeting was released to shareholders. The shareholder's notice to the Secretary must set forth certain information regarding the proposed nominee and the shareholder making such nomination or recommendation. If a nomination is not properly brought before the meeting in accordance with the Company's Bylaws, the Board of Directors or the Nominating/Governance Committee may determine that the nomination was not properly brought before the meeting and shall not be considered. For additional information about the Company's director nomination requirements, please see the Company's Bylaws.

     Candidates must possess the ability to apply good business judgment and must be in a position to properly exercise his or her duties of loyalty and care. Candidates should also exhibit proven leadership capabilities, high integrity and experience with a high level of responsibilities within their chosen fields. Additionally, a person is not qualified to serve as a director if he or she (a) is under indictment for, or has ever been convicted of, a criminal offense involving dishonesty or breach of trust and the penalty for such offense could be imprisonment for more than one year; (b) is a person against whom a federal or state bank regulatory agency has issued a cease and desist order for conduct involving dishonesty or breach of trust and that order is final and not subject to appeal; (c) has been found either by any federal or state regulatory agency whose decision is final and not subject to appeal or by a court to have
(i) breached a fiduciary duty involving personal profit or (ii) committed a willful violation of any law, rule or regulation governing banking, securities, commodities or insurance, or any final cease and desist order issued by a banking, securities, commodities or insurance regulatory agency; (d) has been nominated by a person who would be disqualified from serving as a director of the Company, as above; or (e) is a party (either directly or through an affiliate) to litigation or an administrative proceeding adverse to the Company or its bank subsidiary, except (i) derivative litigation brought in the name of the Company or its bank subsidiary by the director in his or her capacity as a shareholder of the Company or (ii) litigation arising out of a proxy fight concerning the election of directors of the Company or its bank subsidiary or otherwise involving control of the Company or its bank subsidiary.

     The above process and qualifications represent material changes to the procedures by which shareholders may recommend nominees to the Board of Directors of the Company. These changes were implemented by amendments to the Bylaws of the Company, which amendments were filed with the SEC as exhibits to the Form 8-K filed by the Company on December 29, 2005 and the Form 8-K filed by the Company on January 23, 2006.

Item 11.  Executive Compensation

     The following table sets forth compensation paid by the Company and its subsidiaries during the years ended December 31, 2005, 2004 and 2003, for services in all capacities, to Mr. Abbate, the Company's chief executive officer, and the next four highest paid executive officers of the Company whose total salary and bonus exceeded $100,000 during 2005.

SUMMARY COMPENSATION TABLE

                                                  Annual Compensation             Long-term Compensation
                                          ----------------------------------   ----------------------------
                                                                    Other       Restricted                    All Other
                                                                    Annual         Stock        Options      Compensation
Name and Principal Position       Year     Salary($)  Bonus($)  Compensation($) Awards($)(1) (No. of Shares)    ($) (2)
                                -------   ---------- --------- ---------------- ------------ --------------- ------------
Anthony S. Abbate . . . . . . . . 2005     $420,000  $140,952      $13,612       $120,961             -       $ 99,970
     President and CEO            2004      400,000   137,600        4,671        118,000        82,500         72,903
                                  2003      390,000    60,450            -         53,625        78,750        111,515

Anthony J. Labozzetta . . . . . . 2005      215,000    51,536       26,194         32,082             -          9,178
     Executive Vice President and 2004      200,000    49,200       18,496         28,000        30,000          7,835
     Chief Operating Officer      2003      190,000    22,800        5,066         33,250        28,125          8,124

Patricia D. Arnold. . . . . . . . 2005      180,250    43,206       19,124          8,149             -          5,535
     Senior Vice President and    2004      175,000    43,050        5,419         30,275        21,000          7,198
     Chief Lending Officer        2003      170,000    20,400        1,859         25,500        21,000          7,466

Charles T. Field. . . . . . . . . 2005      179,000    42,906       14,299         27,513             -          7,465
     Senior Vice President and    2004      169,000    41,574        8,940         12,506        15,000          5,730
     Chief Financial Officer      2003      146,961    19,800            -         28,875         7,500          4,253

Charles P. Frost. . . . . . . . . 2005      165,000    38,352        2,856         19,535             -          6,157
     Senior Vice President and    2004       80,000    18,040            -              -         7,500          1,953
     Chief Credit Officer         2003            -         -            -              -             -              -

_______________________________

(1)  The unvested performance-based restricted stock awards granted, to date, totaled 16,018, 12,428, 8,798, 702, and 6,229 for Messrs. Abbate, Labozzetta, Field, Frost, and Mrs. Arnold, respectively. The value of such awards at
December 31, 2005, were $276,310, $214,383, $151,765, $12,109, and $107,450, respectively. The value of these shares at the date of grant is reflected in the table above.  The awards for Messrs. Abbate, Labozzetta, Field, and
Mrs. Arnold vest in three years following the date of grant provided they do not terminate their employment during that period.  Dividends, if and when declared by the board of directors, will be paid on all restricted stock awards.
All per share data has been restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February
18, 2005.  The performance-based restricted stock values are for awards earned in that year but granted in the following year.

(2)  Represents payments as shown below:

                                       Year    Abbate    Labozzetta  Arnold     Field       Frost
                                     ------- ---------- ----------- --------  ----------  ---------
Amounts contributed to 401(k) plan     2005    $10,431     $8,378    $4,635     $6,865      $4,791

Value of life insurance premium paid   2005      4,953        600       900        600       1,366
   in respect to coverage in excess
   of $50,000

Premium on disability policy           2005      7,860          -         -          -           -

Contribution to Supplemental           2005     76,726        200         -          -           -
    Executives' Retirement Plan

   Stock Option Grants in Last Fiscal Year
   ---------------------------------------

     The following table sets forth certain information concerning grants of stock options awarded to the named executive officers during the year ended December 31, 2005. All options granted during the year were incentive stock options:

                                                                                                Potential Realized Value
                                Number of      % of Total                                       at Assumed Annual Rates
                               Securities        Options                                      of Stock Price Appreciation
                               Underlying      Granted to       Exercise or                        For Option Term (3)
                                 Options      Employees in       Base Price    Expiration    ----------------------------
           Name                  Granted       Fiscal Year       ($/Sh) (1)     Date (2)           5%            10%
---------------------------   -------------   --------------    -------------  ------------  -------------  -------------
Anthony S. Abbate                   82,500          31.2           $16.69       1/18/2015       $865,768     $2,194,026
Anthony Labozzetta                  30,000          11.3            16.69       1/18/2015        314,825        797,827
Patricia Arnold                     21,000           7.9            16.69       1/18/2015        220,377        558,479
Charles T. Field                    15,000           5.7            16.69       1/18/2015        157,412        398,914
Charles P. Frost                     7,500           2.8            16.69       1/18/2015         78,706        199,457

---------------------------

(1) The exercise price was based on the closing price of a share of the Company's stock on the date of grant as reported on the NASDAQ National Market.

(2) Options are fully exercisable as of December 31, 2005. Options expire if not exercised within 10 years of grant date.

(3) Pre-tax gain. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission Regulation S-K and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price. The Company's per share stock price would be $27.19 and $43.29 if the increase was 5% and 10%, respectively, compounded annually over the option term.

   Aggregated Option Exercises in Last Fiscal Year and Year End Option Values
   --------------------------------------------------------------------------

                                                           Number of Securities
                                                           Underlying Unexercised          Value of Unexercised
                                                            Options at Year End            In-the-Money Options
                           No. Shares                  ------------------------------        at Year-end (1)
                          Acquired on      Value          Shares          Shares      --------------------------------
          Name              Exercise      Realized       Exercisable   Unexercisable    Exercisable     Unexercisable
------------------------- ------------ --------------  -------------- --------------- --------------- ----------------
Anthony S. Abbate                   -              -         307,500               -      $1,015,275              $ -
Anthony J. Labozzetta               -              -         120,000               -         480,458                -
Patricia D. Arnold              2,125       $ 36,648         101,250               -         602,768                -
Charles T. Field                    -              -          22,500               -           8,400                -
Charles P. Frost                    -              -           7,500               -           4,200                -

(1) Pre-tax gain. Value of unexercised in-the-money options based on the December 30, 2005 closing price of $17.25 as reported on the NASDAQ.

   Stock Option and Incentive Plan
   -------------------------------

     The Company maintains two stock option and incentive plans the Stock Option and Incentive Plan of 1997, as amended, and the 2005 Omnibus Stock and Incentive Plan (collectively the 'Plans"), which were designed to align shareholders' and executive officers' interests. The Compensation/Stock Option Committee administers the plan, reviews the awards and submits recommendations to the full board of directors for action. Stock options are granted on a discretionary basis with an exercise price equal to the price of a share of stock at the close of business on the date of the grant as reported by the NASDAQ National Market. Stock options may be exercisable between one and ten years from the date granted. Such stock options provide a retention and motivational program for executives and an incentive for the creation of shareholder value over the long-term since their full benefit cannot be realized unless an appreciation in the price of the common stock occurs over a specified number of years.

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

   Pension Plan and Supplemental Executives' Retirement Plan
   ---------------------------------------------------------

     At December 31, 2005 the Company, through the Bank, froze all future benefit accruals to its non-contributory defined benefit pension plan covering all eligible employees including Mrs. Arnold, Messrs. Abbate, Field, Frost and Labozzetta. Retirement income is based on years of service under the Plan and, subject to certain limits, on final average compensation.

     In 2005, the Company froze all future service benefit accruals as of December 31, 2004 under its old Supplemental Executives' Retirement Plan, a non-qualified plan intended to provide retirement income that would have been paid but for limitations imposed by the Internal Revenue Code under the qualified plan. In 1998, the Company previously amended the Supplemental Executives' Retirement Plan to include the director related retirement benefits relating to Mr. Abbate's membership on the board of directors. Benefits under the Supplemental Executives' Retirement Plan are paid from the general assets of the Company.

     The Board of Directors approved a new executive Deferred Compensation Plan ("DCP") which is structured similarly to the "old" SERP except it allows executive officers of the Company to defer a portion of their salary or bonus into future periods and after December 31, 2005 there are no future accruals for the Company's non-contributory defined benefit plan. The deferred portion of any salary or bonus will be credited with interest at the ten year treasury rate. Benefits under the new executive DCP will be paid out of the general assets of the Company.

     The following table shows the annual benefits payable based on a range of average compensation (comprised solely of base salary) and years of future service at normal retirement date.


       5-Year            Years of Service at Normal Retirement Date
       Average      -----------------------------------------------------------
    Compensation         5        10           20           30           35
   ---------------- --------- ----------- ----------- ------------ ------------

      $100,000      $ 5,544    $11,089    $  22,177    $  33,266     $  38,810
       150,000        9,294     18,589       37,177       55,766        65,060
       200,000       13,044     26,089       52,177       78,266        91,310
       250,000       16,794     33,589       67,177      100,766       117,560
       300,000       20,544     41,089       82,177      123,266       143,810
       400,000       28,044     56,089      112,177      168,266       196,310
       450,000       31,794     63,589      127,177      190,766       222,560
       500,000       35,544     71,089      142,177      213,266       248,810

--------------------

1.   This Plan was effective January 1, 1993.
2. Benefits calculated are based on base salary and total credited service at normal retirement date from the later of (a) January 1, 1993 or (b) date of hire. The benefits above are inclusive of both benefits from the qualified defined benefit plan and from the defined benefit portion of the supplemental plan. Currently, the supplemental plan covers Mr. Abbate and Mr. Labozzetta.
3. Average compensation is the average of base salary over the five (5) consecutive calendar years producing the highest average.
4. The chart reflects a Social Security integration level based on the average age of the executive officer group, which was 50 years as of December 31, 2005.

5. The annual benefit shown in the table above is payable as a life annuity which is the normal form of retirement benefit for non-married participants. For married participants, the normal form of benefit is an actuarial equivalent joint and 50% survivor annuity.
6. At December 31, 2005, the estimated credited years of service for purposes of computing the retirement benefits under the Pension Plan and the SERP for the named executive officers are as follows: Mr. Abbate - 13 years; Mr. Labozzetta - 10 years; Mrs. Arnold - 13 years; Mr. Field - 2 years; and Mr. Frost - 1 year. The estimated covered compensation under the Interchange Pension Plan is as follows: Mr. Abbate - $46,344; Mr. Labozzetta - $86,436; Mrs. Arnold - $81,816; Mr. Field - $87,216; and Mr. Frost - $71,052

   Change-in-Control Arrangements
   ------------------------------

     The Company has a Change-in-Control Agreement with each of Mrs. Arnold and Messrs. Abbate, Field, Frost, and Labozzetta. The agreements provide, among other things, that if the executive is terminated during the two years after a "change in control", or if they voluntarily terminate during the two years following a "change in control", unless such termination is (i) because of the executive's death or retirement, (ii) by the Company for cause or disability or
(iii) by the executive for other than good reason, they shall receive an amount equal to two times their highest annualized base salary plus an amount equal to the sum of the bonuses paid for the previous two years, except for (a) Mr. Abbate who shall receive (a) a lump sum amount equal to three (3) times his annual base salary at the highest rate in effect during the twelve (12) months immediately preceding his Date of Termination; plus (b) a lump sum amount equal to the greater of: (i) $300,000; or (ii) the sum of all bonuses earned by him (without regard to the date of payment) during the three calendar years preceding the calendar year in which occurs his Date of Termination and (b) Mr. Frost who will receive one times his highest annualized base salary. In addition, the executives will receive their unpaid base salary up to termination, accrued vacation pay, a portion of the bonus in the year of termination which has not yet been awarded or paid under the management incentive plan, benefits and continuation of health and welfare benefits, "grossed up" to cover any excise tax imposed by Section 4999 of the Internal Revenue Code (except for Mr. Frost whose agreement does not contain a "gross-up" provision).

   Compensation/Stock Option Committee Interlocks and Insider Participation
   ------------------------------------------------------------------------

     No member of the Compensation/Stock Option Committee was, during 2005, or formerly, an employee of the Company. During 2005, no executive officer of the Company (i) served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation/Stock Option
Committee of the Company, (ii) served as a director of another entity, one of whose executive officers served on the Compensation/Stock Option Committee of the Company, or (iii) was a member of the compensation committee of another entity, one of whose executive officers served as a Director of the Company.

   Director Compensation
   ---------------------

     In 2005, each director of the Company not employed by the Company was paid a retainer of $1,000. The Company's Chairman of the Board, Vice-Chairman of the Board and Secretary of the Board received additional retainers of $1,500, $500 and $250, respectively. In addition, each director of the Bank not employed by the Bank was paid a retainer at an annual rate of $10,000, a fee of $500 for each board meeting attended, a fee of $400 for each executive committee meeting attended and a fee of $300 for attendance at other committee meetings. The Bank's Chairman of the Board, the Vice-Chairman of the Board and Secretary of the Company and the Bank received additional retainers of $16,500, $13,500 and $4,000, respectively. Directors who are chairmen of the audit and compensation committees receive an additional retainer of $4,000 annually; while the chairman of the corporate planning and finance committee receives an additional retainer of $2,000 annually. A director who is an employee of the Company or any subsidiary receives no retainer or fees.

     At December 31, 2005 the Bank maintained a retirement plan for eligible Directors. This plan has been frozen and no future service benefits will accrue to Directors subsequent to December 31, 2005. Eligible directors, excluding directors who are employed by the Company or the Bank and participate in a separate plan, are entitled to receive upon retirement an amount equal to the annual retainer paid a director for that year (exclusive of additional amounts paid to the Chairman of the Board, the Vice Chairman of the Board, the Secretary of the Company and the Bank and to committee chairmen) multiplied by his or her years of service on the board, multiplied by his or her vested percentage. Notwithstanding the foregoing, the benefits payable to a participant who was a participant on January 1, 2002, shall not be less than the greater of: (i) the benefits such participant had accrued as of such date under the terms and provision of the plan in effect prior to its restatement on January 2, 2002, or
(ii) the cash value of any life insurance policy that was purchased and owned by the Company or the Bank for that participant under the terms and provisions of the plan in effect prior to its restatement. The benefit may be paid in a lump sum or paid out in five annual installment payments at the election of the participant.

   The Outside Director Incentive Compensation Plan
   ------------------------------------------------

     The Outside Director Incentive Compensation Plan is designed to attract qualified personnel to accept positions of responsibility as outside directors with the Company and to provide incentives for persons to remain on the board, as outside directors. The Compensation/Stock Option Committee administers the Outside Director Incentive Compensation Plan, reviews the awards and submits recommendations to the full board of directors for action. Options to acquire 2,250 shares of the Company's common stock are granted to each outside director of the Company each year on the anniversary date of the initial grant. Each option represents the right to purchase, upon exercise, one share of the Company's common stock at an exercise price equal to the price of a share of stock at the close of business on the date of the grant as reported by the Nasdaq National Market. Stock options may be exercisable between one and ten years from the date granted. All options granted under the Outside Director Incentive Compensation Plan shall be non-qualified stock options and are not entitled to special tax treatment under the Internal Revenue Code of 1986, as amended. During 2005 the Board of Directors accelerated the vesting of all options under the Outside Director Incentive Compensation Plan and froze future grants.

     A total of 225,000 shares of common stock were made available for option awards under the Outside Director Incentive Compensation Plan, of which options to purchase 157,500 shares (net of forfeitures) have been granted to date. In 2005, options to acquire 29,250 shares, net of forfeitures, were granted to the outside directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth the beneficial ownership of the Company's common stock by (a) each beneficial owner of more than five percent of the common stock, (b) each director, (c) each named executive officer, and (d) all current directors and executive officers of the Company as a group. Beneficially owned shares include shares over which the named person exercised either sole or shared voting power or sole or shared investment power. It also includes shares owned (i) by spouse, minor children or by relatives sharing the same home, or
(ii) by entities owned or controlled by the named person. Unless otherwise noted, all shares are owned of record and beneficially by the named person, either directly or through the dividend reinvestment plan as of March 31, 2006.

                                             Beneficially       Right to      Deferral                  Percent
            Name and Address (1)                Owned           Acquire (2)   Plans (3)     Total     of Class (4)
  ----------------------------------------- ----------------  ------------- -----------  -----------  ------------
                       (a)
  Lawrence B. Seidman
  100 Misty Lane
  Parsippany, NJ  07054. . . . . . . . . .    1,037,305 (5)            -            -     1,037,305       5.1
                    (b)
  Anthony S. Abbate. . . . . . . . . . . .      535,454          307,500       39,250       882,205       4.3
  Anthony D. Andora. . . . . . . . . . . .      294,232            6,750            -       300,982       1.5
  Gerald A. Calabrese, Jr. . . . . . . . .      222,167            4,500            -       226,667       1.1
  Donald L. Correll. . . . . . . . . . . .       18,230           13,500            -        31,730        *
  Anthony R. Coscia. . . . . . . . . . . .       18,613           13,500            -        32,113        *
  John J. Eccleston. . . . . . . . . . . .      175,914            9,750            -       185,664        *
  David R. Ficca . . . . . . . . . . . . .      129,986 (6)       13,500            -       143,486        *
  James E. Healey. . . . . . . . . . . . .       91,224           11,250            -       102,474        *
  Nicholas R. Marcalus . . . . . . . . . .       25,554            6,150            -        31,704        *
  Eleanore S. Nissley. . . . . . . . . . .      116,234                0            -       116,234        *
  Jeremiah F. O'Connor . . . . . . . . . .      129,297                0            -       129,297        *
  Robert P. Rittereiser. . . . . . . . . .       62,125           13,500            -        75,625        *
  John A. Schepisi . . . . . . . . . . . .      247,211            4,500            -       251,711       1.2
  William "Pat" Schuber. . . . . . . . . .        1,106            6,750            -         7,856        *
                    (c)
  Patricia D. Arnold. . . . .  . . . . . .       29,086          115,250       31,924       176,260        *
  Charles T. Field. . . . .  . . . . . . .           89           22,500        8,055        30,644        *
  Charles P. Frost . . . . . . . . . . . .          450            7,500        1,607         9,557        *
  Frank R. Giancola. . . . . . . . . . . .        3,828          106,875       45,251       155,954        *
  Anthony J. Labozzetta. . . . . . . . . .      108,128          120,000       17,009       245,136       1.2
                    (d)
   Directors and executive officers as a
     group (18 persons). . . . . . . . . .    2,208,927          783,275      143,097     3,135,299      15.4

----------------------------------------------

 * Does not exceed one percent of class
1. The address for all persons listed under sections (b) and (c) is c/o Interchange Financial Services Corporation, Park 80
   West Plaza Two, Saddle Brook, New Jersey 07663.
2. Includes stock acquirable by exercise of stock options exercisable within 60 days of the date of the Proxy Statement.
3. Shares held in deferred compensation accounts to which individuals have sole power to vote but no investment power.
4. Except for the percentages of certain parties that are based on presently exercisable options which are indicated in the preceding footnotes to the table, the percentages indicated are based on 20,336,697 shares of common stock issued and outstanding on March 31, 2006.  In the case of parties holding presently exercisable options described in footnote 2 above, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next
   60 days underlying such options are outstanding.
5. As reported on SC 13D/A filed April 12, 2006 reporting 1,037,305 shares.
6. Includes 99,786 shares owned by Mr. Ficca's wife and 3,799 shares owned by a foundation.  Mr. Ficca disclaims beneficial ownership of the shares owned by his wife and of the shares owned by the foundation.

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
                                         ===================       =======================       ===============================


Item 13.  Certain Relationships and Related Transactions

     Officers and directors of the Company and their affiliated companies are customers of and are engaged in transactions with the Company and its subsidiaries in the ordinary course of business on substantially the same terms (including interest rates on loans, collateral and collectibility considerations) as those prevailing at the time for comparable transactions with other unaffiliated borrowers and suppliers. None of such loans gave been disclosed by the Company as non-accrual, past due, restructured or potential problems.

     Mr. Andora, a director of the Company and the Bank, is a member of Andora & Romano, LLC, a firm that renders various legal services to the Company and its subsidiaries. During 2005, Andora & Romano received fees for legal services of $423,474, including $95,000 paid pursuant to retainer contracts and $328,474 primarily representing fees for loan related matters, the bulk of which was reimbursed to the Bank by its customers. The Company expects to transact business with this firm in the future.

     Mr. Calabrese, Jr., a director of the Company and the Bank, is a member of Gerald A. Calabrese, Jr. & Company, a firm that renders real estate appraisal services to the Company and its subsidiaries. During 2005, Gerald A. Calabrese, Jr. & Company received $9,850 for real estate appraisals. The Company expects to transact business with this firm in the future.

     Mr. William "Pat" Schuber, a director of the Company and the Bank, is a member of DeCotiis, Fitzpatrick, Cole & Wisler, LLP a firm that renders various legal services to the Company and its subsidiaries. During 2005, DeCotiis, Fitzpatrick, Cole & Wisler, LLP received fees for legal services of $14,574, primarily representing fees for loan related matters, the bulk of which was reimbursed to the Bank by its customers. The Company expects to transact business with this firm in the future.

     Mr. Marcalus, a director of the Company and the Bank, is a member of Marcal Paper Mills, Inc. During 2005, Marcal Paper Mills, Inc. received $84,000 for subletting space to the Bank. The Company expects to transact business with this firm in the future.

     Mr. Schepisi, a director of the Company and the Bank, is a member of Schepisi & McLaughlin, a firm that renders various legal services to the Company and its subsidiaries. During 2005, Schepisi & McLaughlin received fees for legal services of $49,616, primarily representing fees for loan related matters, the bulk of which was reimbursed to the Bank by its customers. The Company expects to transact business with this firm in the future.

Item 14.  Principal Accounting Fees and Services

     The following table summarizes the aggregate fees billed to the Company by Deloitte & Touche LLP our independent registered public accounting firm:

                                2005             2004
                           ---------------    ------------

Audit Fees (a)                   $315,000        $315,500

Audit-Related Fees (b)            $34,000         $47,500

Tax Fees (c)                            -               -

All Other Fees                          -               -
                           ---------------    ------------
Total                            $349,000        $363,000
                           ===============    ============



(a)      Fees for audit services billed in 2005 and 2004 consisted of:

          o    Audit of the Company's annual consolidated financial statements
          o    Reviews  of  the  Company's  quarterly   condensed   consolidated
               financial statements
          o    Attestation of management's  assessment of internal  control,  as
               required  by  section  112  of  the  Federal  Deposit   Insurance
               Corporation Improvement Act of 1991 (FDICIA)
          o    New Jersey State Bank Directors Examination
          o    Sarbanes-Oxley 404 attestation work

(b)      Fees for audit-related services billed in 2005 and 2004 consisted of:

          o    Employee benefit plan audits
          o Examination of management's assertion regarding the Company's compliance with its minimum servicing standards under the Uniform Single Attestation Program for Mortgage Bankers (USAP)
          o In addition, 2005 fees included due diligence associated with mergers/acquisitions

(c) There were no fees paid for tax services billed in 2005 or 2004. Fees for tax services consist of tax compliance:

          o Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

               i. Federal, state and local income tax return assistance

               ii. Sales and use, property and other tax return assistance

     In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the "SEC") to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy
-------------------

     All services performed by the independent auditor in 2005 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its January 20, 2004 meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the "Disclosure Categories") that the independent auditor may perform.

     Any requests for audit, audit-related, tax, and other services not contemplated must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted.

     The  policy  contains  a de  minimis  provision  that  operates  to provide
retroactive   approval  for   permissible   non-audit   services  under  certain
circumstances. During 2005 no such fees were incurred.

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

                    Exhibit 2.2 Agreement and Plan of Merger, dated as of April 13, 2006, between Interchange Financial Services Corporation and TD Banknorth Inc. (Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K, filed April 19, 2006.)

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

                    Exhibit 10(a)Agreement for legal services between Andora
                                 and Romano and Registrant, dated April 28,
                                 2005.  (Incorporated by reference to Exhibit
                                 10(a) to Registrant's Annual Report on Form
                                 10-K for the fiscal year ended December 31, 2005, filed March 16, 2006.)

                    Exhibit 10(b)Outside Director Incentive Compensation
                                 Plan (Incorporated by reference to Exhibit 4(a) to Registrant's Form S-8, filed June 26, 2000, Registration Statement No. 33-40098)

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

                    Exhibit 10(e)Executives' Supplemental Pension Plan
                                 (Incorporated by reference to Exhibit 10(i)(4) to Annual Report on Form 10-K for fiscal year ended December 31, 1994)

                    Exhibit 10(f)Change-in-Control Agreements for the
                                 Registrant's principal executive officers, and Amendment dated June 14, 2001 (Incorporated by reference to

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

                    Exhibit 10(f)(2) Change-in-Control   Agreement   for  the
                                 Registrant's chief credit officer, dated July 22, 2004. (Incorporated by reference to Exhibit 10(f)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed March 16, 2006)

                    Exhibit 10(g)Interchange Bank Deferred Compensation Plan
                                 (Incorporated by reference to Exhibit
                                 10(g) to Registrant's Annual Report on Form
                                 10-K for the fiscal year ended December 31, 2005, filed March 16, 2006)

                    Exhibit 11 Statement regarding computation of per share earnings

                    Exhibit 21   Subsidiaries of Registrant

                    Exhibit 23 Consent of Independent Registered Public Accounting Firm

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

May 1, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/ Anthony S. Abbate                      /s/ Charles T. Field
----------------------------------------   -------------------------------------
Anthony S. Abbate         May 1, 2006      Charles T. Field        May 1, 2006
   Director                                   Senior Vice President and
   President and Chief Executive Officer      Chief Financial Officer

/s/ Anthony D. Andora                      /s/ James E. Healey
----------------------------------------   -------------------------------------
Anthony D. Andora         May 1, 2006       James E. Healey        May 1, 2006
   Director                                   Director
   Chairman of the Board

/s/ Gerald A. Calabrese, Jr.               /s/ Nicholas R. Marcalus
---------------------------------------    -------------------------------------
Gerald A. Calabrese, Jr.  May 1, 2006      Nicholas R. Marcalus    May 1, 2006
   Director                                   Director

/s/ Donald L. Correll                      /s/ Eleanore S. Nissley
----------------------------------------   -------------------------------------
Donald L. Correll         May 1, 2006      Eleanore S. Nissley     May 1, 2006
   Director                                   Director

/s/ Anthony R. Coscia                      /s/ Jeremiah F. O'Connor
----------------------------------------   -------------------------------------
Anthony R. Coscia         May 1, 2006      Jeremiah F. O'Connor    May 1, 2006
   Director                                   Director

/s/ John J. Eccleston                      /s/ Robert P. Rittereiser
----------------------------------------   -------------------------------------
John J. Eccleston         May 1, 2006      Robert P. Rittereiser   May 1, 2006
   Director                                   Director

/s/ David R. Ficca                         /s/ John A. Schepisi
----------------------------------------   -------------------------------------
David R. Ficca            May 1, 2006      John A. Schepisi        May 1, 2006
   Director                                   Director

/s/ William P. Schuber
----------------------------------------
William P. Schuber        May 1, 2006
   Director