Form 10-Q
period 2006-03-31
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2006-05-10
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


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

                                 Yes |_| No |X|


     The number of outstanding shares of the Registrant's common stock, no par value per share, as of March 31, 2006, was 20,336,697.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

INDEX

PART I      FINANCIAL INFORMATION
                                                                       Page No.
    Item 1  Financial Statements

            Unaudited Condensed Consolidated Balance Sheets as of
            March 31, 2006 and December 31, 2005..............................1

            Unaudited Condensed Consolidated Statements of Income for the
            three months ended March 31, 2006 and 2005........................2

            Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended
            March 31, 2006 and 2005...........................................3

            Unaudited Condensed Consolidated Statements of Cash Flows for
            the three months ended March 31, 2006 and 2005....................4

            Notes to Unaudited Condensed Consolidated Financial Statements....5

    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................19

    Item 3  Quantitative and Qualitative Disclosures About Market Risk.......31

    Item 4  Controls and Procedures..........................................35


PART II     OTHER INFORMATION

    Item 1  Legal Proceedings................................................37

    Item 1A Risk Factors.....................................................37

    Item 2  Unregistered Sales of Equity Securities and Use of Proceeds......38

    Item 3  Defaults upon Senior Securities..................................38

    Item 4  Submission of Matters to a Vote of Security Holders..............38

    Item 5  Other Information................................................38

    Item 6  Exhibits.........................................................39

            Signatures.......................................................40

                         PART I - FINANCIAL INFORMATION

Item 1:           FINANCIAL STATEMENTS

Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------
(dollars in thousands, except share data)
(unaudited)                                                       March 31,   December 31,
                                                                    2006         2005
                                                                ------------- -----------
Assets
Cash and due from banks                                         $      36,840 $    42,620
Interest bearing demand deposits                                            4           4
                                                                ------------- -----------
Total cash and cash equivalents                                        36,844      42,624
                                                                ------------- -----------

Securities held-to-maturity at amortized cost (estimated fair value of $44,602 and $36,199 for March 31, 2006 and
     December 31, 2005, respectively)                                  44,484      35,714
                                                                ------------- -----------
Securities available-for-sale at estimated fair value
     (amortized cost of $317,449 and $324,548 for March 31,
     2006 and December 31, 2005, respectively)                        312,614     320,752
                                                                ------------- -----------

Loans available-for-sale                                                4,562       1,487
                                                                ------------- -----------

Loans and leases (net of unearned income and deferred fees of
     $6,482 and $6,786 for March 31, 2006 and December 31,
     2005, respectively)                                            1,119,529   1,104,482
Less:  Allowance for loan and lease losses                             10,559      10,646
                                                                ------------- -----------
Net loans and leases                                                1,108,970   1,093,836
                                                                ------------- -----------

Bank owned life insurance                                              27,209      26,941
Premises and equipment, net                                            17,425      17,509
Foreclosed assets and other repossessed assets                             74         122
Goodwill                                                               68,922      68,910
Intangible assets                                                       5,276       5,469
Accrued interest receivable and other assets                           18,406      18,022
                                                                ------------- -----------
Total assets                                                    $   1,644,786 $ 1,629,899
                                                                ============= ===========

Liabilities
Deposits
    Non-interest bearing                                        $     250,150 $   260,151
    Interest bearing                                                1,001,126     999,957
                                                                ------------- -----------
Total deposits                                                      1,251,276   1,260,108
                                                                ------------- -----------

Securities sold under agreements to repurchase                         13,154       3,939
Short-term borrowings                                                  65,635      46,150
Long-term borrowings                                                  100,331     110,333
Subordinated debentures                                                20,620      20,620
Accrued interest payable and other liabilities                         11,986      11,234
                                                                ------------- -----------
Total liabilities                                                   1,463,002   1,452,384
                                                                ------------- -----------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 33,750,000 shares authorized;
     20,336,697 and 20,138,668 shares issued and outstanding for
    March 31, 2006 and December 31, 2005, respectively.                 5,397       5,397
Capital surplus                                                        96,756      97,238
Retained earnings                                                     101,725      99,222
Accumulated other comprehensive loss, net of taxes of $1,885 and $1,497 for March 31, 2006 and December 31, 2005,
     respectively.                                                     (2,961)     (2,310)
                                                                ------------- -----------
                                                                      200,917     199,547
Less:  Treasury stock                                                  19,133      20,545
                                                                ------------- -----------
Total stockholders' equity                                            181,784     179,002
                                                                ------------- -----------
Total liabilities and stockholders' equity                      $   1,644,786 $ 1,631,386
                                                                ============= ===========
------------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

Interchange Financial Services Corporation
-----------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------
For the Three Months Ended March 31,
-----------------------------------------------------------------------------------------------
(in thousands, except per share data)
(unaudited)
                                                                     2006           2005
                                                                --------------- -------------
Interest income
Interest on loans and leases                                    $       18,826  $     14,957
Interest and dividends on securities
  Taxable interest income                                                2,373         2,665
  Interest income exempt from federal income taxes                         687           323
  Dividends                                                                103            60
                                                                --------------- -------------
Total interest income                                                   21,989        18,005
                                                                --------------- -------------

Interest expense
Interest on deposits                                                     6,292         3,922
Interest on securities sold under agreements to repurchase                  34            23
Interest on short-term borrowings                                          442           180
Interest on long-term borrowings and subordinated debentures             1,434           316
                                                                --------------- -------------
Total interest expense                                                   8,202         4,441
                                                                --------------- -------------

Net interest income                                                     13,787        13,564
Provision for loan and lease losses                                        175           175
                                                                --------------- -------------
Net interest income after provision for loan and lease losses           13,612        13,389
                                                                --------------- -------------

Non-interest income
Service fees on deposit accounts                                           892           883
Net gain on sale of securities                                              23            67
Net gain on sale of loans and leases                                       261           156
Bank owned life insurance                                                  268           264
Commissions on sale of annuities and mutual funds                          193           182
Other                                                                    1,047           642
                                                                --------------- -------------
Total non-interest income                                                2,684         2,194
                                                                --------------- -------------

Non-interest expense
Salaries and benefits                                                    5,437         4,955
Occupancy                                                                1,586         1,463
Furniture and equipment                                                    372           315
Advertising and promotion                                                  236           395
Amortization of intangible assets                                          193           126
Other                                                                    2,008         1,900
                                                                --------------- -------------
Total non-interest expense                                               9,832         9,154
                                                                --------------- -------------

Income before income taxes                                               6,464         6,429
Income taxes                                                             1,935         2,009
                                                                --------------- -------------
Net income                                                      $        4,529  $      4,420
                                                                =============== =============

Basic earnings per common share                                         $0.22         $0.23
                                                                        =====         =====

Diluted earnings per common share                                       $0.22         $0.23
                                                                        =====         =====
-----------------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)
                                                                     Accumulated
                                                                       Other
                                             Comprehensive Retained  Comprehensive Common  Capital   Treasury
                                                Income     Earnings  Income(Loss)   Stock  Surplus    Stock      Total
                                              -----------  --------- -----------   ------- --------- --------- ---------
Balance at Jauary 1, 2005                                  $ 86,542  $     (633)   $ 5,397  $ 73,320  $(14,471)$ 150,155
Comprehensive income
    Net Income                                $    4,420      4,420                                                4,420
    Other comprehensive losses, net of taxes
       Less: unealized losses on AFS debt
        securities                                (1,890)
       Less: net gains on disposition of
        securities                                   (86)
                                              -----------
    Other comprehensive losses, net of taxes      (1,976)                (1,976)                                  (1,976)
                                              -----------
Comprehensive income                          $    2,444
                                              ===========

Dividends on common stock                                    (1,721)                                              (1,721)
Issued 17,111 shares of common stock in
    connection with Executive Compensation Plan                                                  154       151       305
Exercised 11,675 option shares                                                                    11        96       107
Purchased 4,532 shares of common stock                                                                     (76)      (76)
Payout of fractional shares resulting from the
    three-for-two stock split declared
    January 18, 2005 and paid on February
    18, 2005                                                     (7)                                                  (7)
                                                          ---------- -----------   -------  --------- --------- --------
 Balance at March 31, 2005                                   89,234      (2,609)     5,397    73,485   (14,300)  151,207

Comprehensive income
    Net Income                                $   15,285     15,285                                               15,285
    Other comprehensive losses, net of taxes
       Less: unealized losses on AFS debt
        securities                                   459
       Less: net gains on disposition of
        securities                                  (150)
       Minimum pension liability adjustment          (10)
                                              -----------
    Other comprehensive losses, net of taxes         299                    299                                      299
                                              -----------
Comprehensive income                          $   15,584
                                              ===========

Dividends on common stock                                    (5,292)                                              (5,292)
Issued 1,661 shares of common stock in
    connection with Executive Compensation Plan                                                   20        11        31
Issued 1,323,181 shares of common stock in
    connection with the acquisition of
    Franklin Bank                                                                             23,738              23,738
Exercised 33,347 option shares                                                                    (5)      287       282
Purchased 323,660 shares of common stock                                                                (5,827)   (5,827)
Payout of fractional shares in connection with
    the acquisition of Franklin Bank                             (5)                                                  (5)
Reacquired 39,228 shares in settlement of lawsuit                                                         (716)     (716)
                                                          ---------- -----------   ------- ---------   --------  -------
Balance at December 31, 2005                                 99,222      (2,310)     5,397    97,238   (20,545)  179,002

Comprehensive income
    Net Income                                $    4,529      4,529                                                4,529
    Other comprehensive losses, net of taxes
       Less: unealized losses on AFS debt
        securities                                  (588)
       Less: net gains on disposition of
        securities                                   (63)
                                              -----------
    Other comprehensive losses, net of taxes        (651)                  (651)                                    (651)
                                              -----------
Comprehensive income                          $    3,878
                                              ===========

Dividends on common stock                                    (2,026)                                              (2,026)
Unvested restricted stock                                                                       (220)               (220)
Amortization of deferred compensation of
  restricted stock                                                                                75                  75
Exercised 136,220 option shares                                                                 (337)    1,416     1,079
Purchased 227 shares of common stock                                                                        (4)       (4)
                                                          ---------- -----------   -------   -------  --------- --------
Balance at March 31, 2006                                 $ 101,725  $   (2,961)   $ 5,397   $96,756  $(19,133) $181,784
                                                          ========== ===========   =======   =======  ========= ========
---------------------------------------------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.
All share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

INTERCHANGE FINANCIAL SERVICES CORPORATION
-------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
-------------------------------------------------------------------------------------------
(in thousands)
(unaudited)
                                                                     2006          2005
                                                                 -------------  -----------
Cash flows from operating activities
Net income                                                       $       4,529  $     4,420
Adjustments to reconcile net income to net cash provided by
 operating activities
  Depreciation and amortization                                            583          502
  Amortization of securities premiums                                      801        1,088
  Accretion of securities discounts                                       (123)         (73)
  Amortization of loan premiums                                             19           23
  Amortization of premiums in connection with acquisition                  174          203
  Provision for loan and lease losses                                      175          175
  Increase in cash surrender value of Bank Owned Life Insurance           (268)        (263)
  Net gain on sale of securities                                           (23)         (67)
  Origination of loans held for sale                                   (11,384)      (2,490)
  Sale of loans held for sale                                            8,309        2,645
  Net gain on sale of  loans and leases                                   (261)        (156)
  Net gain on sale of fixed assets                                          (3)           -
  Write off of foreclosed and repossessed assets                            68           13
Decrease (increase) in operating assets
  Accrued interest receivable                                              335         (113)
  Deferred taxes                                                          (132)        (393)
  Other Assets                                                            (282)       1,236
 Increase (decrease) in operating liabilities
  Accrued interest payable                                                  28          313
  Other                                                                    724        1,500
                                                                 -------------  -----------
Cash provided by operating activities                                    3,269        8,563
                                                                 -------------  -----------

Cash flows from investing activities
(Payments for) proceeds from
  Net originations of loans and leases                                 (15,514)     (40,313)
  Purchase of loans and leases                                               -       (2,837)
  Sale of loans and leases                                                 421           16
  Purchase of securities available-for-sale                            (56,211)     (14,560)
  Maturities of securities available-for-sale                           49,678       23,585
  Sale of securities available-for-sale                                 13,060        3,048
  Maturities of securities held-to-maturity                              3,370          984
  Purchase of securities held-to-maturity                              (12,224)           -
  Purchase of fixed assets                                              (2,802)        (304)
  Premium in connection with acquisition                                     6           19
  Sale of fixed assets                                                   2,380            -
                                                                 -------------  -----------
Cash used in investing activities                                      (17,836)     (30,362)
                                                                 -------------  -----------

Cash flows from financing activities
Proceeds from (payments for)
  Net change in deposits                                                (8,815)     (14,740)
  Securities sold under agreements to repurchase and other
         borrowings                                                    289,265      285,314
  Retirement of securities sold under agreement to repurchase
         and other borrowings                                         (270,567)    (248,729)
  Dividends                                                             (2,026)      (1,721)
  Common stock issued                                                     (145)         305
  Payout of fractional shares resulting from 3-for-2 stock split             -           (7)
  Treasury stock                                                            (4)         (76)
  Exercise of option shares                                              1,079          107
                                                                 -------------  -----------
Cash provided by financing activities                                    8,787       20,453
                                                                 -------------  -----------

Increase  in cash and cash equivalents                                  (5,780)      (1,346)
Cash and cash equivalents, beginning of period                          42,624       33,110
                                                                 -------------  -----------
Cash and cash equivalents, end of period                         $      36,844  $    31,764
                                                                 =============  ===========

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                       $       8,127  $     4,323
  Income taxes                                                             250           38
Supplemental disclosure of non-cash investing and financing
    activities:
  Loans transferred to foreclosed real estate and other
    repossessed assets                                                      20            7
-------------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Interchange Financial Services Corporation and certain of its wholly owned subsidiaries (on a consolidated basis, the "Company") including its principal operating subsidiary, Interchange Bank (the "Bank") and Clover Leaf Mortgage Company, and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission. The Company has two wholly owned trusts which are not consolidated, see Note 13 "Subordinated Debentures" for a more detailed discussion of these subsidiaries. Pursuant to such rules and regulations, certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and schedules thereto included in Amendment No. 1 to the annual report on Form 10-K/A of the Company for the year ended December 31, 2005.

     The condensed consolidated financial data for the three month periods ended March 31, 2006 and 2005, are unaudited but reflect adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

New Accounting Pronouncements: In February 2006, the Financial Accounting Standards Board ("FASB") issued statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We expect that SFAS No. 155 will not have a material effect on our consolidated financial condition or results of operations.

     In March 2006, the FASB issued statement No. 156, "Accounting for Servicing of Financial Assets" ("SFAS no. 156"). SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and serving liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We expect that SFAS No. 156 will not have a material effect on our financial condition or results of operations.

Stock Based Compensation: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), on January 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Prior to the adoption of SFAS No. 23(R), the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) in 2005 (in thousands) (unaudited).

                                                        -----------------
                                                          For the three
                                                          months ended
                                                            March 31,
                                                              2005
                                                        -----------------
Net Income
      As reported                                       $          4,420
              Less: Total stock-based compensation
              expense determined under the fair
              value method for all rewards, net of
              related tax effects                                    266
                                                        -----------------
      Pro-forma                                         $          4,154
                                                        =================

Earnings per share:
Basic:
              As reported                                           0.23
              Pro forma                                             0.22
Diluted:
              As reported                                           0.23
              Pro forma                                             0.21


     On October 18, 2005, the Compensation Committee of the Board approved the accelerated vesting of all then outstanding unvested options to purchase common stock of the Company previously awarded to employees, officers and directors. No options were granted during the three months ended March 31, 2006. As a result of these actions there was no option expense or unrecognized costs recorded during the period.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants issued during the three months ended March 31, 2005: dividend yield of 2.01%, expected volatility of 23.05%; risk-free interest rate of 3.86%; and expected lives of approximately 7 years.

Director Stock Compensation Program

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

Employee Stock Option Plan

     The Company maintains two stock option and incentive plans: the Stock Option and Incentive Plan of 1997, as amended, and the 2005 Omnibus Stock and Incentive Plan (together "the Plans"), that covers certain key employees. The Compensation/Stock Option Committee administers the plans, reviews the awards and submits recommendations to the full board of directors for action. Options granted expire if not exercised within ten years of date of grant and are exercisable according to a vesting schedule, starting one year from the date of grant. Pursuant to the plans incentive stock options or non-qualified stock options may be granted to employees. In addition, the 2005 Omnibus Stock and Incentive Plan allows for other types of stock based awards to be issued including stock appreciation rights.

     The following table presents the activity related to options under all plans for the three months ended March 31, 2006 (in thousands) (unaudited).

                                                              Weighted-
                                                               Average
                                                               Exercise
                                                   Options       Price
                                               -------------  -----------

Outstanding at January 1                           1,407,919  $     12.41
Granted                                                    -            -
Excercised                                          (136,220)        7.93
Forfeited                                                  -            -
                                               -------------  -----------
Outstanding at March 31                            1,271,699  $     12.89
                                               =============  ===========

All options are exercisable as of March 31, 2006. The weighted average remaining life of options outstanding at March 31, 2006 was 6.8 years.

Restricted Stock

     Restricted Stock provides grantees with rights to shares of common stock upon completion of achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid on the Restricted Stock. The Restricted Stock vests over three years from date of grant. The Company recognizes compensation expense, measured as the quoted market price of the Restricted Stock on the grant date, on a straight-line basis over the vesting period for service period vesting. Restricted Stock is cancelled if an employee terminates prior to the vesting of the stock.

     As of March 31, 2006, unrecognized compensation cost related to unvested restricted stock totaled $1.3 million. The cost is expected to be recognized over a weighted average period of 2.8 years. The total grant date fair value of shares vested during the three months ended March 31, 2006 and 2005 was $263,000 and $253,000, respectively.

The following table presents the activity for restricted stock for the three months ended March 31, 2006.

                                      Number of Shares     Weighted Average
                                                            Grant-Date Fair
                                                              Value (000)
                                     ------------------   -----------------
Unvested as of December 31, 2005                 52,782   $             680
Granted                                          62,036               1,181
Vested                                          (24,694)               (263)
Forfeited                                          (552)                (10)
                                     ------------------   -----------------
Unvested as of March 31, 2006                    89,572   $           1,588
                                     ==================   =================

2.  Acquisitions

     On October 13, 2005 the Company completed its acquisition of Franklin Bank ("Franklin"), a one branch bank operating in Nutley, Essex County, New Jersey. The Company's acquisition of Franklin is intended to further enhance Interchange's presence in northern New Jersey. At October 13, 2005 Franklin had approximately, $87.0 million in total assets, $77.2 million in net loans and
$76.0 million in deposits. Under the terms of the agreement, the total consideration received by Franklin shareholders in the merger is fixed at 1,323,575 shares of the common stock of the Company. Based upon the Company's average closing stock price three days prior to and after the date of announcement of the acquisition which occurred on June 23, 2005 of $17.94, the transaction represents total consideration of approximately $24.9 million, including approximately $1.2 million for the cash payment for option holders. Under the definitive agreement, each Franklin shareholder received 1.2264 Company shares for each Franklin share held immediately prior to the merger.

     The acquisition was accounted for as a purchase and the cost in excess of the fair value of net assets acquired was allocated first to net identified intangibles and then to goodwill. The goodwill is not tax deductible. The three months results of operations ending March 31, 2006 also include those of the acquired bank for the same period.

3.  Earnings Per Common Share

     Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock, and are determined using the treasury stock method. At March 31, 2006 and 2005 the weighted average diluted shares outstanding for the three months were approximately 20.7 million and 19.6 million, respectively.

     The following table shows the computation of earnings per shares: (dollars in thousands, except per share amounts) (unaudited)

                              -----------------------------------------------------------------
                                                      Three Months Ended,
                              -----------------------------------------------------------------
                                        March 31, 2006                       March 31, 2005
                              ---------------------------------- ------------------------------
                                           Weighted      Per                Weighted      Per
                                            Average     Share                Average     Share
                               Income       Shares      Amount    Income     Shares      Amount
                              --------- ------------ ----------- --------- ----------- ---------
Basic Earnings per
   Common Share
Income available to
   common shareholders        $   4,529        20,231      $0.22 $   4,420    19,134      $0.23
                                                      ==========                       ========

Effect of Dilutive Shares             -           477                    -       422
                              --------- -------------            --------- ---------

Diluted Earnings per
   Common Share               $   4,529        20,708      $0.22 $   4,420    19,556      $0.23
                              ========= ============= ========== ========= =========   ========


4.  Commitments and Contingent Liabilities

Legal Proceedings

     The Company is a party to routine litigations involving various aspects of its business, none of which, in the opinion of management, is expected to have a material adverse impact on the condensed consolidated financial condition, results of operations or liquidity of the Company.

Commitments to Extend Credit

     At March 31, 2006, the Company had commitments to extend credit of approximately $293.3 million, of which approximately $4.3 million represents standby letters of credit.

5.   Goodwill and Other Intangibles

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

                                        ----------------     ----------------
                                           March 31,           December 31,
                                              2006                 2005
                                        ----------------     ----------------

Intangible assets                       $          6,975     $          6,975
Accumulated amortization                          (1,699)              (1,506)
                                        ----------------     ----------------
  Net intangible assets                 $          5,276     $          5,469
                                        ================     ================

     Intangible assets are a result of acquisitions and are primarily related to core deposit intangibles ("CDI") which have an estimated life of 10 years. For each of the three month periods ended March 31, 2006 and December 31, 2005, the CDI amortized were $193 thousand and $126 thousand, respectively. The CDI is periodically reviewed for impairment.

     At March 31, 2006 the scheduled amortization of the intangible assets is as follows (in thousands) (unaudited):

2006 for remaining period            $         560
2007                                           747
2008                                           747
2009                                           747
2010                                           747
Thereafter                                   1,728
                                     -------------
Total                                $       5,276
                                     =============

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

7.  Cash Dividend

     On April 18, 2006, the Company declared a cash dividend of $0.10 per share payable on May 9, 2006, to holders of record as of May 1, 2006.

8.  Securities Held-to-Maturity and Securities Available-for-Sale

     Securities  held-to-maturity  ("HTM")  and  securities   available-for-sale
("AFS") consist of the following: (in thousands) (unaudited)

                                                ------------------------------------------------------------
                                                                        March 31, 2006
                                                ------------------------------------------------------------
                                                                      Gross        Gross         Estimated
                                                   Amortized        Unrealized   Unrealized        Fair
                                                      Cost            Gains        Losses          Value
                                                ----------------   -----------  -----------   --------------
Securities held-to-maturity
     Government-Sponsored Enterprises:
          Mortgage-backed securities            $          2,368   $         7  $         1   $        2,374
     Obligations of states & political
          subdivisions                                    42,116           324          212           42,228
                                                ----------------   -----------  -----------   --------------
                                                $         44,484   $       331  $       213   $       44,602
                                                ================   ===========  ===========   ==============

Securities available-for-sale
     Government-Sponsored Enterprises:
          Mortgage-backed securities            $        142,675   $      $ 33  $     2,656   $      140,052
          Other debt                                     135,197             -        2,294          132,903
     Obligations of states & political
          subdivisions                                    27,631           233          151           27,713
     Equity securities                                    11,946             -            -           11,946
                                                ----------------   -----------  -----------   --------------
                                                         317,449           266        5,101          312,614
                                                ----------------   -----------  -----------   --------------

        Total securities                        $        361,933   $     $ 597  $     5,314   $      357,216
                                                ================   ===========  ===========   ==============

                                                ------------------------------------------------------------
                                                                        December 31, 2005
                                                ------------------------------------------------------------
                                                                      Gross        Gross        Estimated
                                                   Amortized        Unrealized   Unrealized       Fair
                                                      Cost            Gains        Losses         Value
                                                -----------------  ------------ ------------  --------------
Securities held-to-maturity
     Government-Sponsored Enterprises:
          Mortgage-backed securities            $          2,823   $        15  $         2   $        2,836
          Other debt                                       1,920             -            -            1,920
     Obligations of states & political
          subdivisions                                    30,971           481            9           31,443
                                                ----------------   -----------  -----------   --------------
                                                $         35,714   $       496  $        11   $       36,199
                                                ================   ===========  ===========   ==============

Securities available-for-sale
     Government-Sponsored Enterprises:
          Mortgage-backed securities            $        110,408   $        79  $     1,709   $      108,778
          Other debt                                     166,510             6        2,540          163,976
     Obligations of states & political
          subdivisions                                    36,823           428           60           37,191
     Equity securities                                    10,807             -            -           10,807
                                                ----------------   -----------  -----------   --------------
                                                         324,548           513        4,309          320,752
                                                ----------------   -----------  -----------   --------------

        Total securities                        $        360,262   $     1,009  $     4,320   $      356,951
                                                ================   ===========  ===========   ==============

     At March 31, 2006, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands) (unaudited)

                                    Securities                     Securities
                                   Held-to-Maturity             Available-for-Sale
                             ---------------------------   ------------------------
                                            Estimated                     Estimated
                              Amortized         Fair        Amortized       Fair
                                Cost           Value          Cost          Value
                             -----------   -------------   -----------  -----------
 Within 1 year               $    19,132   $      19,140    $  114,756  $   113,658
 After 1 but within 5 years        4,276           4,402       155,871      152,431
 After 5 but within 10 years      13,757          13,809        26,952       26,552
 After 10 years                    7,319           7,251         7,924        8,027
 Equity securities                     -               -        11,946       11,946
                             -----------   -------------    ----------  -----------
                             $    44,484   $      44,602    $  317,449  $   312,614
                             ===========   =============    ==========  ===========

     Proceeds from the sale of securities AFS amounted to $13.1 million and $3.0 million for the three months ended March 31, 2006 and 2005, respectively, which resulted in gross realized gains of $69 thousand and $67 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $46 thousand for the three months ended March 31, 2006. For the quarter ended March 31, 2005, there were no gross realized losses from the sale of securities. These amounts are included in net gain on sale of securities in the unaudited condensed consolidated statements of income.

     The investment portfolio is evaluated at least quarterly to determine if there are any securities with losses that are other-than-temporary. As of March 31, 2006, the Company has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of our investment portfolio. None of the investments are believed to be other-than-temporarily impaired. The Company has the ability and intent to hold the securities until maturity to recover the entire value.

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at March 31, 2006: (in thousands) (unaudited)

                                    ----------------------- --------------------- ----------------------
                                       12 months or less    12 months or longer         Totals
                                    ----------------------- --------------------- ----------------------
                                      Fair      Unrealized    Fair     Unrealized   Fair     Unrealized
                                      Value       Losses      Value     Losses      Value      Losses
                                    ----------  ----------- ---------- ---------- ---------- -----------
Securities AFS
Government-Sponsored Enterprises:
     Mortgage-backed securities      $  72,936  $   1,003   $  62,083  $    1,653  $ 135,019  $    2,656
     Obligations of U.S. agencies       10,936        163     121,968       2,131    132,904       2,294
Obligations of states & political
     subdivisions                        3,996         68       4,875          83      8,871         151
                                     ---------  ---------   ---------  ----------  ---------  ----------
                                     $  87,868  $   1,234   $ 188,926  $    3,867  $ 276,794  $    5,101
                                     =========  =========   =========  ==========  =========  ==========

Securities HTM
Government-Sponsored Enterprises:
     Mortgage-backed securities          $ 292  $       1           -           -  $     292  $        1
Obligations of states & political
     subdivisions                       15,628        212           -           -     15,628         212
                                     ---------  ---------   ---------  ----------  ---------  ----------
                                     $  15,920  $     213           -           -  $  15,920  $      213
                                     =========  =========   =========  ==========  =========  ==========

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at December 31, 2005: (in thousands)

                                     ---------------------- ---------------------  --------------------
                                       12 months or less     12 months or longer        Totals
                                     ---------------------- ---------------------  --------------------
                                       Fair     Unrealized    Fair    Unrealized    Fair     Unrealized
                                      Value       Losses       Value     Losses    Value      Losses
                                     ---------  ----------- --------- -----------  --------  ----------
Securities available-for-sale
Government-Sponsored Enterprises:
     Mortgage-backed securities      $  42,556  $     561   $  53,118  $    1,148  $  95,674  $    1,709
     Other debt                          6,058         89     153,227       2,451    159,285       2,540
Obligations of states & political
     subdivisons                         3,423         33       2,512          27      5,935          60
                                     ---------  ---------   ---------  ----------  ---------  ----------
                                     $  52,037  $     683   $ 208,857  $    3,626  $ 260,894  $    4,309
                                     =========  =========   =========  ==========  =========  ==========

Securities held-to-maturity
Government-Sponsored Enterprises:
     Mortgage-backed securities      $     273  $       2   $      24  $        -  $     297  $        2
Obligations of states & political
     subdivisions                        2,577          9           -           -      2,577           9
                                     ---------  ---------   ---------  ----------  ---------  ----------
                                     $   2,850  $      11   $      24  $        -  $   2,874  $       11
                                     =========  =========   =========  ==========  =========  ==========

     Securities with carrying amounts of $98.2 million and $76.1 million at March 31, 2006 and December 31, 2005, respectively, were pledged for public deposits, Federal Home Loan Bank advances, securities sold under repurchase agreements and other purposes required by law.

9.  Loans

     The composition of the loan portfolio is summarized as follows: (in thousands) (unaudited)

                                       ---------------     ---------------
                                          March 31,         December 31,
                                            2006                2005
                                       ---------------     ---------------

Real estate
  Residential                          $       286,769     $       291,448
  Commercial                                   495,396             479,120
  Construction                                 102,836              92,390

Commercial
  Commercial and financial                     206,189             211,704
  Lease financing                               23,702              24,584

Consumer
  Lease financing                                   22                  94
  Installment                                    4,615               5,142
                                       ---------------     ---------------
                                             1,119,529           1,104,482
Allowance for loan and lease losses            (10,559)            (10,646)
                                       ---------------     ---------------
Net loans and leases                   $     1,108,970     $     1,093,836
                                       ===============     ===============

     Loans are net of unearned income and deferred fees of $6.5 million and $6.8 million at March 31, 2006 and December 31, 2005, respectively.


Nonperforming Loans

     Nonperforming loans include loans that are accounted for on a nonaccrual basis. Nonperforming loans are as follows: (in thousands) (unaudited)

                                     --------------    --------------
                                        March 31,        December 31,
                                          2006               2005
                                     --------------    --------------

Nonaccrual loans
  Residential real estate            $          814    $          822
  Commercial real estate                        176               363
  Commercial and financial                    1,403               997
  Commercial lease financing                  1,047             1,290
  Consumer                                       83                86
                                     --------------    --------------
                                     $        3,523    $        3,558
                                     ==============    ==============

10.  Allowance for Loan and Lease Losses

     The Company's recorded investment in impaired loans is as follows: (in thousands) (unaudited)

                                                       ---------------------- ----------------------
                                                               March 31,            December 31,
                                                                2006                   2005
                                                       ---------------------- ----------------------
                                                        Investment   Related   Investment   Related
                                                            in      Allowance      in      Allowance
                                                         Impaired   for Loan    Impaired    for Loan
                                                           Loans     Losses       Loans      Losses
                                                       ----------- ---------- ----------- ----------
Impaired loans
         With a related allowance for loan losses
                Commercial and financial               $     1,119 $      299 $       997 $      281
                Commercial real estate                         176          4         380          4
                Residential real estate                        588         88         594         88
         Without a related allowance for loan losses           285          -           -          -
                                                       ----------- ---------- ----------- ----------
                                                       $     2,168 $      391 $     1,971 $      373
                                                       =========== ========== =========== ==========
-------------------------------------------------------------------------------------------------------------------
The impairment of the above loans was measured based on the fair value of collateral.

Changes in the  allowance  for loan and lease losses are  summarized as follows:
(in thousands) (unaudited)


                                               -----------------------
                                                  Three months ended
                                                      March 31,
                                               -----------------------
                                                  2006        2005
                                               -----------  ----------

Balance at beginning of period                 $    10,646  $    9,797
Additions (deductions)
     Provision charged to operations                   175         175
     Recoveries on loans previously charged-off          4          78
     Loans charged-off                                (266)       (174)
                                               -----------  ----------
Balance at end of period                       $    10,559  $    9,876
                                               ===========  ==========

11.  Other Non-interest Expense

     Expenses included in other non-interest expense are as follows: (in thousands) (unaudited)

                                            ---------------------
                                             Three months ended
                                                  March 31,
                                            ---------------------
                                               2006       2005
                                            ---------- ----------
   Professional fees                        $      362 $      361
   Legal fees                                      301        185
   Directors' fees, travel and retirement          161        217
   Data processing                                 261        265
   All other                                       923        872
                                            ---------- ----------
      Total                                 $    2,008 $    1,900
                                            ========== ==========

12. Long-term Borrowings

Long-term borrowings consist of the following FHLB advances: (in thousands) (unaudited)


                            March 31, 2006            December 31, 2005
        Maturity       -------------------------  ------------------------
          Date            Balance        Rate       Balance        Rate
---------------------  --------------  --------   -------------   -------

January 2007 (a) (b)   $            -      4.22   $      10,000      4.22

January 2007 (b)                    -      2.69          10,000      2.69

January 2010 (c)               15,000      3.66          15,000      3.66

October 2015 (d)               50,000      3.99          50,000      3.99

December 2015 (e)              25,000      3.94          25,000      3.94

February 2016 (f)              10,000      4.04               -         -
                       --------------  --------   -------------   -------
                       $      100,000      3.93 % $     110,000      3.84 %
                       ==============  ========   =============   =======

(a) The FHLB has an option to call this advance on a quarterly basis if the 3-month LIBOR resets above 7.50%.
(b) Included in short-term borrowings as of March 31, 2006.
(c) The FHLB has an option to call this advance in January 2008.
(d) The FHLB has an option to call this advance quarterly after October 4, 2008.
(e) The FHLB has an option to call this advance quarterly after December 30, 2007.
(f) The FHLB has an option to call this advance quarterly after August 24, 2006.

     Included in long-term borrowings is a capitalized lease of $331 thousand and $333 thousand at March 31, 2006 and December 31, 2005, respectively.

13.  Subordinated Debentures

     During June 2005, Interchange Statutory Trust I and Interchange Statutory Trust II (together the "Trusts") each issued $10 million of pooled trust preferred securities. In conjunction with the issuance of the trust preferred securities the Company issued subordinated debentures to the Trusts totaling $20.6 million. The rates of interest paid on the securities issued by the Trusts and the Company have been fixed for 5 years, at an average rate of 6.10%, after which time the rates will float at the 3-month LIBOR plus 1.71%. The Company has the right to call the debentures after 5 years on any of the interest payment dates. The final maturity date on the pool trust preferred securities and debentures is 2035.

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

     The following table shows the aggregated components of net periodic benefit costs for the periods noted: (in thousands) (unaudited)

                                     ----------------------------
                                          Three Months Ended
                                              March 31,
                                     ----------------------------
                                         2006            2005
                                     ------------   -------------
Service cost                                    -   $         198
Interest cost                        $         86             102
Expected return on plan assets                (65)            (55)
Amortization of prior service cost              -               1
                                     ------------   -------------
Net periodic benefit cost            $         21   $         246
                                     ============   =============

     During 2006, the Bank had not contributed to the Pension Plan. At December 31, 2005 the Pension Plan and the defined benefit portion of the Supplemental Plan and the Directors Plan were frozen.

15.  Subsequent Events

     On April 13, 2006 the Company announced that it had entered into a definitive agreement whereby TD Banknorth Inc. would acquire the Company for approximately $480.6 million in an all cash transaction. The terms of the merger agreement call for each outstanding share of the Company's common stock to be converted into the right to receive $23.00 in cash per share. The transaction is subject to approval by shareholders of the Company, as well as customary regulatory approvals, and is expected to close early in the first quarter of 2007.

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion is an analysis of the condensed consolidated financial condition and results of operations of the Company for the three month periods ended March 31, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in
Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in Amendment No. 1 to the Company's 2005 Annual Report on Form 10-K/A.


Forward Looking Information

     In addition to discussing historical information, certain statements included in or incorporated into this report relating to the financial condition, results of operations and business of the Company, which are not historical facts, may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," and other similar expressions (including when preceded or followed by the word "not") are generally intended to identify such forward-looking statements. Such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act, and we are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements include, but are not limited to, statements about the operations of the Company, the adequacy of the Company's allowance for losses associated with the loan and lease portfolio, the quality of the loan and lease portfolio, the prospects of continued loan and deposit growth, and improved credit quality. The forward-looking statements in this report involve certain estimates or assumptions, known and unknown risks and uncertainties, many of which are beyond the control of the Company, and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others, (i) increased competitive pressures among financial services companies;
(ii) changes in the interest rate environment, reducing interest margins or increasing interest rate risk; (iii) deterioration in general economic conditions, internationally, nationally, or in the State of New Jersey; (iv) disruptions caused by terrorism, such as the events of September 11, 2001, or military actions in the Middle East or other areas; (v) legislation or regulatory requirements or changes adversely affecting the business of the Company; (vi) the impact of the proposed acquisition of the Company by TD Banknorth; and (vii) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Readers should not place undue expectations on any forward-looking statements. We undertake no obligation to update forward-looking statements or to make any public announcement when we consider forward-looking statements in this document to be no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

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

     As of March 31, 2006, the Company had consolidated assets of approximately $1.6 billion, deposits of approximately $1.3 billion and shareholders' equity of approximately $181.8 million.

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

Critical Accounting Policies and Judgments

     The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Amendment No. 1 to our 2005 Annual Report on Form 10-K/A, Note 1 "Nature of Business and Summary of Significant Accounting Policies" to our consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA"): "Critical Accounting Policies and Judgments." Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

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

     The Company considers the ALLL of $10.6 million adequate to cover estimated losses inherent in the loan portfolio, loan commitments and standby and other letters of credit that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. For further discussion see the "Loan Quality" and "Allowance for Loan and Lease Losses" sections of the MDA, along with Note 1 "Nature of Business and Summary of Significant Accounting Policies";
Note 6 "Allowance for Loan and Lease Losses"; and Note 12 "Commitments and Contingent Liabilities" to the Consolidated Financial Statements in Amendment No. 1 to our 2005 Annual Report on Form 10-K/A.

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

     During 2005 the Company froze all future service benefits to be accrued under the plan.

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                              RESULTS OF OPERATIONS

Summary

     For the first quarter of 2006, the Company reported earnings per diluted common share of $0.22, as compared to $0.23 for the same period in 2005. Net income for the three months ended March 31, 2006 was approximately $4.5 million. The earnings per share were primarily affected by increases in net interest income of 1.6% and non-interest income of 22.3% being offset by an increase in non-interest expense of 7.4% and the average diluted shares outstanding.

     The Company's return on average assets decreased to 1.11% for the three months ended March 31, 2006 as compared to 1.20% for the three months ended March 31, 2005. In addition, the Company's return on average stockholders' equity decreased to 10.05% for the first quarter 2006 versus 11.70% for the first quarter in 2005. The changes in return on average assets and equity were primarily the result of the decline in the net interest margin.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest income exempt from federal taxation has been restated to a fully tax-equivalent basis using a corporate federal tax rate of 34% for the quarters ended March 31, 2006 and 2005. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

     Net interest income on a tax-equivalent basis increased $437 thousand, or 3.2%, to $14.2 million for the quarter ended March 31, 2006 as compared to the same quarter in 2005. The tax equivalent basis adjustments for the quarters ended March 31, 2006 and 2005 were $376 thousand and $162 thousand, respectively. The increase in net interest income was due mostly to an 11.0% growth in interest earning assets. This interest earning asset growth was funded by cash flows from the securities portfolio, deposit liabilities, and borrowings. The margin for the first quarter of 2006 was 3.84%, a decrease of 30 basis points as compared to the same quarter in 2005.

     Interest income, on a tax-equivalent basis, totaled $22.4 million for the first quarter of 2006, an increase of $4.2 million, or 23.1%, as compared to the same quarter in 2005. The increase was mostly attributed to the growth in interest earning assets and the shift in asset mix as average loans grew $162.6 million, while investments declined by $16.1 million.

     Interest expense totaled $8.2 million for the first quarter of 2006, an increase of $3.8 million, as compared to the same period in 2005. The increase in interest expense was a result of the increase in rates paid on interest bearing deposits, an increase in borrowings and the issuance of $20.6 of subordinated debentures. The average rate paid on interest bearing deposit liabilities increased by 92 basis points to 2.49% for the quarter ended March 31, 2006 as compared to the same period in 2005. Interest bearing deposits grew on average $12.5 million, or 1.3%, for the first quarter of 2006 as compared to the same period in 2005.

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

-----------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
-----------------------------------------------------------------------------------------------------------------------------------
for the quarter ended March 31,
(dollars in thousands)                                                     2006                                 2005
                                                         -------------------------------------   ----------------------------------
(unaudited)                                                 Average                   Average      Average                  Average
                                                            Balance      Interest      Rate        Balance      Interest      Rate
                                                         ------------  ------------   -------    -----------   ----------   -------
                              Assets
Interest earning assets:
Loans (1)                                                $  1,109,004  $     18,852      6.80 %  $  946,417   $   14,985     6.33 %
Taxable securities (4)                                        290,904         2,476      3.40       346,224        2,725     3.15
Tax-exempt securities (2) (4)                                  74,286         1,037      5.58        35,076          457     5.21
Federal funds sold and interest earning deposits                    4             -         -            64            -        -
                                                         ------------  ------------   -------    ----------   ----------   ------
     Total interest-earning assets                          1,474,198        22,365      6.07     1,327,781       18,167     5.47
                                                                       ------------                           ----------

Non-interest earning assets:
Cash and due from banks                                        36,835                                34,875
Allowance for loan and lease losses                           (10,671)                               (9,874)
Other assets                                                  133,253                               115,435
                                                         -------------                           ----------
     Total assets                                        $  1,633,615                            $1,468,217
                                                         =============                           ==========

               Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                                $  1,009,666         6,292      2.49    $  997,141        3,922     1.57
Borrowings and subordinated debentures                        180,990         1,910      4.22        72,042          519     2.88
                                                         ------------- ------------   -------    ----------   ----------   ------
     Total interest-bearing liabilities                     1,190,656         8,202      2.76     1,069,183        4,441     1.66
                                                                       ------------                           ----------

Non-interest bearing liabilities
Demand deposits                                               250,958                               238,549
Other liabilities                                              11,790                                 9,433
                                                         -------------                           -----------
     Total liabilities (3)                                  1,453,404                             1,317,165
Stockholders' equity                                          180,211                               151,052
                                                         -------------                           ----------
     Total liabilities and stockholders' equity          $  1,633,615                            $1,468,217
                                                         =============                           ==========

Net interest income (tax-equivalent basis)                                   14,163      3.31                     13,726     3.81
Tax-equivalent basis adjustment                                                (376)                                (162)
                                                                       ------------                           ----------
     Net interest income                                               $     13,787                           $   13,564
                                                                       ============                           ==========
Net interest income as a percent of interest-earning
    assets (tax-equivalent basis)                                                        3.84 %                              4.14 %
-----------------------------------------------------------------------------------------------------------------------------------
(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio
When applicable, tax exempt loans are computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(2) Computed on a fully taxable equivalent basis using the corporate federal tax rate of 34%.
(3) All deposits are in domestic bank offices.
(4) The average balances are based on historical cost and do not reflect unrealized gains or losses.

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's estimate of the amount necessary to bring the ALLL to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan and lease portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments: Allowance for Loan and

Lease Losses" above. In the first quarter of 2006 and 2005, the Company's provision for loan and lease losses was $175 thousand.

Non-interest Income

     For the quarter ended March 31, 2006, non-interest income totaled $2.7 million, an increase of $490 thousand, or 22.3%, as compared to the same period in 2005. The change was largely due to an increase in "other" non-interest income and net gains on sale of loans and leases of $405 thousand and $105 thousand, respectively. This was partly offset by a decline in net gains on sale of securities of $44 thousand. The increase in "other" non-interest income and gain on sale of loans was due in most part to an increase in referral income from and sales of Small Business Administration loans.

Non-interest Expense

     For the quarter ended March 31, 2006, non-interest expense was $9.8 million, an increase of $678 thousand, as compared to the same period in 2005. This increase was largely due to the operating expenses associated with the acquisition of Franklin Bank, which was acquired on October 13, 2005, and an increase in "other" non-interest expense of $108 thousand. The increase in "other" non-interest expense was principally due to an increase in professional fees, including legal fees, of $117 thousand. The aforementioned increases were partly offset by a decrease in advertising and promotion expense of $159 thousand.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 29.9% for the three months ended March 31, 2006 as compared to 31.2% for the same period of 2005. The decline in the tax rate was partly attributable to the increase in non-taxable interest income.

                               FINANCIAL CONDITION

Cash and Cash Equivalents

     At March 31, 2006, cash and cash equivalents was $36.8 million as compared to $42.6 million at December 31, 2005.

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

     The Company's U.S. Government-Sponsored Enterprises securities at March 31, 2006 and 2005 are not guaranteed by the U.S. Government; however, they are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At March 31, 2006 and 2005, approximately $27.6 million and $12.2 million, respectively, are bond or tax anticipation notes from local municipalities, which are not rated.

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, provide a source of income, ensure collateral is available for pledging requirements and manage asset quality diversification. At March 31, 2006, investment securities totaled $357.1 million and represented 21.7% of total assets, as compared to $356.5 million and 21.9%, respectively, at December 31, 2005. Securities AFS comprised 87.5% of the total securities portfolio at March 31, 2006 as compared to 90.0% at December 31, 2005. At March 31, 2006, the Company had a net unrealized loss of $4.7 million as compared to a net unrealized loss of $3.3 million at December 31, 2005. The decrease in value was attributed to an increase in market interest rates during that period.

     Proceeds from the sale of securities AFS amounted to $13.1 million and $3.0 million for the three months ended March 31, 2006 and 2005, respectively, which resulted in gross realized gains of $69 thousand and $67 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $46 thousand for the three months ended March 31, 2006. For the quarter ended March 31, 2005, there were no gross realized losses from the sale of securities. These amounts are included in net gain on sale of securities in the unaudited condensed consolidated statements of income.

Loans

     Total loans amounted to $1.12 billion at March 31, 2006, an increase of $15.0 million from $1.10 billion at December 31, 2005. The growth was attributable to increases in commercial mortgage loans and construction loans of $16.3 million and $10.4 million, respectively.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. The Company's nonperforming assets at March 31, 2006 amounted to $3.6 million as compared to $3.7 million at December 31, 2005. The ratio of nonperforming assets to total loans and foreclosed real estate and other repossessed assets decreased to 0.32% at March 31, 2006 from 0.33% at December 31, 2005.

     The following table lists nonaccrual loans and foreclosed real estate and other repossessed assets at March 31, 2006, and December 31, 2005: (in thousands)

                                               ---------------  --------------
                                                  March 31,     December 31,
                                                     2006           2005
                                               ---------------  --------------

  Nonaccrual loans                             $         3,523  $        3,558
  Foreclosed and other repossessed assets                   74             122
                                               ---------------  --------------
    Total nonperforming assets                 $         3,597  $        3,680
                                               ===============  ==============

Allowance for Loan and Lease Losses

     The ALLL is generally established through periodic charges to income through the provision for loan and lease losses. During the three months ended March 31, 2006, the ALLL decreased $87 thousand to $10.6 million. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

     The Company considers the ALLL of $10.6 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's periodic evaluations of the loan portfolio and other relevant factors. The evaluations are inherently subjective as they require material estimates including such factors as potential loss factors, changes in trend of non-performing loans, current state of local and national economy, value of collateral changes in the composition and volume of the loan portfolio, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends.

     The following table presents the provisions for loan and lease losses, loans charged-off and recoveries on loans previously charged-off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three and three months ended March 31, 2006 and 2005: (dollars in thousands) (unaudited)
                                          -----------------------
                                            Three months ended
                                                 March 31,
                                          -----------------------
                                              2006        2005
                                          -----------  ----------

Average loans outstanding                 $ 1,109,004  $  946,417
                                          ===========  ==========

Allowance at beginning of period          $    10,646  $    9,797
                                          -----------  ----------
Loans charged-off:
      Commercial and financial                    158          89
      Commercial lease financing                  107          81
      Consumer loans                                1           4
                                          -----------  ----------
              Total                               266         174
                                          -----------  ----------

Recoveries of loans previously charged-off:
      Real estate                                   -          72
      Consumer loans                                4           6
                                          -----------  ----------
              Total                                 4          78
                                          -----------  ----------

Provision for loan and lease losses               175         175
                                          -----------  ----------
Allowance at end of period                $    10,559  $    9,876
                                          ===========  ==========

Allowance to loans (end of period)               0.94 %     1.01 %
Ratio of net charge-offs to average
   Loans (annualized)                            0.09 $     0.04 %


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

     At March 31, 2006 total deposits declined $8.8 million, or 0.7%, to $1.25 billion from December 31, 2005. The decrease was largely in non-interest bearing demand deposits, which declined $10.0 million, or 3.8%, to $250.2 million at March 31, 2006 from December 31, 2005. At March 31, 2006, non-interest bearing deposits amounted to $250.2 million, which equates to 20.0% of total deposits, which was down slightly from 20.6% at December 31, 2005. Other interest-bearing deposits increased $3.8 million to $691.3 million at March 31, 2006 and increased to 55.2% of total deposits compared to 54.6% of total deposits at December 31, 2005. Time deposits amounted to $309.9 million, or 24.8%, of total deposits at March 31, 2006, as compared to $312.5 million, or 24.8% of total deposits at December 31, 2005.

     The  following  table  reflects  the  composition  of deposit  liabilities:
(dollars in thousands) (unaudited)

                                     --------------   -------------
                                        March 31,      December 31,
                                          2006             2005
                                     --------------   -------------

Non-interest bearing demand deposits $      250,150   $     260,151
Interest bearing demand deposits            469,116         466,436
Savings deposits                            118,259         121,093
Money market deposits                       103,898          99,907
Time deposits                               309,853         312,521
                                     --------------   -------------
    Total                            $    1,251,276   $   1,260,108
                                     ==============   =============

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

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during the first three months of 2006. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

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

     The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At March 31, 2006, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 200 basis point declining interest rate environment. Based on that simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 2.4%. At March 31, 2006, the Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 200 basis point declining interest rate environment: (unaudited)

                               -------------------------------------------
                               Percentage Change in Estimated Net Interest
                                Income over a twelve month horizon
                               -------------------------------------------
                                    March 31,          March 31,
                                      2006               2005
                               ----------------    -----------------
+200 basis points                        -1.1 %               -4.7 %
+100 basis points                        -0.2                 -1.9
-100 basis points                        -0.5                 -2.1
-200 basis points                        -2.4             *

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

     At March 31, 2006, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At March 31, 2006, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.

     The capital levels of the Company and the Bank at March 31, 2006, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

     The  Company's  and the Bank's  capital  amounts and ratios are as follows:
(dollars in thousands)

                                                                                           To Be "Well
                                                                                        Capitalized" Under
                                                                      For Capital       Prompt Corrective
                                                   Actual          Adequacy Purposes    Action Provisions
                                            -------------------   -------------------  --------------------
                                             Amount      Ratio      Amount     Ratio     Amount     Ratio
                                            ---------   -------   ---------  --------  ---------  ---------
As of March 31, 2006 (unaudited):
   Total Capital (to Risk Weighted Assets):
     The Company                            $ 143,020   12.02 %   $  95,198    8.00 %        N/A      N/A
     The Bank                                 143,644   12.05 %      95,392    8.00 %  $ 119,240    10.00 %
   Tier 1 Capital (to Risk Weighted Assets):
     The Company                              132,442   11.13 %      47,599    4.00 %        N/A      N/A
     The Bank                                 133,065   11.16 %      47,696    4.00 %     71,544     6.00 %
   Tier 1 Capital (to Average Assets):
     The Company                              132,442    8.46 %      46,981    3.00 %        N/A      N/A
     The Bank                                 133,065    8.49 %      47,028    3.00 %     78,379     5.00 %

As of December 31, 2005:
   Total Capital (to Risk Weighted Assets):
     The Company                            $ 139,560   11.93 %   $  93,595    8.00 %        N/A      N/A
     The Bank                                 140,863   11.98 %      94,042    8.00 %  $ 117,553    10.00 %
   Tier 1 Capital (to Risk Weighted Assets):
     The Company                              128,894   11.02 %      46,797    4.00 %        N/A      N/A
     The Bank                                 130,197   11.08 %      47,021    4.00 %     70,532     6.00 %
   Tier 1 Capital (to Average Assets):
     The Company                              128,894    8.20 %      47,158    3.00 %        N/A      N/A
     The Bank                                 130,197    8.29 %      47,110    3.00 %     78,516     5.00 %

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

     The Company's most liquid assets are cash and cash equivalents. At March 31, 2006, the total of such assets amounted to $36.8 million, or 2.2%, of total assets, compared to $42.6 million, or 2.6%, of total assets at December 31, 2005.

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 2006 and December 31, 2005, total deposits amounted to $1.25 billion and $1.26 billion, respectively. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At March 31, 2006, short-term borrowings from the FHLB and REPOS amounted to $65.6 million and $13.2 million, respectively, as compared to $46.2 million and $3.9 million, respectively, at December 31, 2005.

     Another significant liquidity source is the Company's securities portfolio. Total securities at March 31, 2006 amounted to $357.1 million, an increase of $0.6 million, from $356.5 million at December 31, 2005. At March 31, 2006 securities AFS amounted to $312.6 million, or 87.5%, of total securities compared to $320.8 million, or 90.0%, of total securities at December 31, 2005.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $101.8 million line of credit available through its membership in the FHLB of which $45.6 million was utilized at March 31, 2006.

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the unaudited Condensed Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. At March 31, 2006 outstanding commitments to fund loans totaled $293.3 million and outstanding standby letters of credit totaled $4.3 million.

     The Company has historically paid quarterly cash dividends and anticipates continuing paying quarterly dividends in the future. The Company's Board of Directors could, if they deemed it necessary, modify the amount or frequency, of dividends as an additional source of liquidity. There are imposed dividend restrictions on the Bank, which are described in Note 19 "Restrictions of Subsidiary Bank Dividends" in the Notes to Consolidated Financial Statements in Amendment No. 1 to the Company's 2005 Annual Report on Form 10-K/A. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit and to maintain proper levels of liquidity.

Item 4:           CONTROLS AND PROCEDURES

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended March 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     The Company maintains internal control over financial reporting. During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          In the ordinary course of business, the Company and it subsidiaries are involved in routine litigation involving various aspects of their business, none of which, individually or in the aggregate, in the opinion of management and its legal counsel, is expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

Item 1A.  Risk Factors

          Except for the risk factors set forth below relating to the proposed acquisition of the Company by TD Banknorth Inc., there have been no material changes to any of the risk factors disclosed in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

          Our business could be adversely affected by uncertainty related to the proposed merger and contractual restrictions while the proposed merger is pending.

               Uncertainty about when and whether the merger will be completed and the effects of the merger may have an adverse effect on us. These uncertainties could cause depositors and others that deal with to seek to change their existing business relationships with us, which could negatively affect our growth, revenues and results of operations. In addition, the merger agreement restricts us from taking specified actions without the buyer's approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the proposed merger.

          Failure to complete the proposed merger could negatively impact our stock price, future business and financial results.

               Completion of the merger is subject to the satisfaction of various conditions, including the approval by our shareholders, as well as regulatory approvals. Although our board of directors will, subject to fiduciary exceptions, recommend that our stockholders approve and adopt the merger agreement, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, we will be subject to several risks, including the following:

          o under certain circumstances, if the merger is not completed, we may be required to pay the buyer a termination fee of $20 million;

          o the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock;

          o certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed;

          o matters related to the merger may distract our management and employees from day-to-day operations and require substantial commitments of time and resources which could otherwise have been devoted to other opportunities that could have been beneficial to us;

          o we would continue to face the risks that we currently face as an independent company.


Item 2.  Unregistered Sales of Equity in Securities and Use of Proceeds

          Set forth below is certain information regarding repurchase of our common stock during the quarter.

                                                            Total Number of Shares     Maximum Number of
                            Total Number                   Purchased as Part of the  Shares That May Yet Be
                              of Shares     Average Price   2005 Stock Repurchase     Purchased Under the
          Period            Purchased (1)  Paid per Share            Plan (2)                Plan
         --------------------------------  --------------  ------------------------  ----------------------
         1/1/06 - 1/31/06               -               -                   321,737                 626,340
         2/1/06 - 2/28/06             227  $        18.92                   321,964                 626,113
         3/1/06 - 3/31/06               -               -                   321,964                 626,113
                            -------------  --------------  ------------------------  ----------------------
         Total for Quarter            227  $        18.92
                            =============  ==============

         (1) Shares owned and tendered by employees and directors in accordance with the Stock Option and Incentive Plan of 1997, as amended, the 2005
         Omnibus Stock and Incentive Plan and the Outside  Directors  Incentive
         Compensation.

         (2) Under the repurchase plan, the board of directors authorized the Company to purchase up to 950,000 common shares through July 31, 2006.

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

Dated: May 10, 2006