Form 10-Q
period 2006-06-30
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2006-08-09
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

         The number of outstanding shares of the Registrant's common stock, no par value per share, as of July 31, 2006, was 20,442,499.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

INDEX

PART I      FINANCIAL INFORMATION
                                                                        Page No.
   Item 1   Financial Statements

            Unaudited Condensed Consolidated Balance Sheets as of
            June 30, 2006 and December 31, 2005................................1

            Unaudited Condensed Consolidated Statements of Income for the
            three and six months ended June 30, 2006 and 2005..................2

            Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended
            June 30, 2006 and 2005.............................................3

            Unaudited Condensed Consolidated Statements of Cash Flows for
            the six months ended June 30, 2006 and 2005........................4

            Notes to Unaudited Condensed Consolidated Financial Statements.....5

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................19

   Item 3   Quantitative and Qualitative Disclosures About Market Risk........34

   Item 4   Controls and Procedures...........................................39


PART II     OTHER INFORMATION

   Item 1   Legal Proceedings.................................................40

   Item 1A  Risk Factors......................................................40

   Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.......41

   Item 3   Defaults upon Senior Securities...................................41

   Item 4   Submission of Matters to a Vote of Security Holders...............41

   Item 5   Other Information.................................................41

   Item 6   Exhibits..........................................................41

            Signatures........................................................42

                         PART I - FINANCIAL INFORMATION

Item 1:      FINANCIAL STATEMENTS

Interchange Financial Services Corporation
----------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------
(dollars in thousands, except share data)
(unaudited)                                                       June 30,   December 31,
                                                                    2006        2005
                                                                 ----------- -----------
Assets
Cash and due from banks                                          $    39,636 $    42,620
Interest bearing demand deposits                                           3           4
                                                                 ----------- -----------
Total cash and cash equivalents                                       39,639      42,624
                                                                 ----------- -----------

Securities held-to-maturity at amortized cost (estimated fair value of $30,845 and $36,199 for June 30, 2006 and December
  31, 2005, respectively)                                             31,208      35,714
                                                                 ----------- -----------
Securities available-for-sale at estimated fair value
  (amortized cost of $329,552 and $324,548 for June 30, 2006
  and December 31, 2005, respectively)                               323,279     320,752
                                                                 ----------- -----------

Loans held-for-sale                                                    3,070       1,487
                                                                 ----------- -----------

Loans and leases (net of unearned income and deferred fees of
  $6,405 and $6,786 for June 30, 2006 and December 31, 2005,
  respectively)                                                    1,134,217   1,104,482
Less:  Allowance for loan and lease losses                            10,649      10,646
                                                                 ----------- -----------
Net loans and leases                                               1,123,568   1,093,836
                                                                 ----------- -----------

Bank owned life insurance                                             27,492      26,941
Premises and equipment, net                                           17,018      17,509
Foreclosed assets and other repossessed assets                           112         122
Goodwill                                                              68,922      68,910
Intangible assets                                                      5,089       5,469
Accrued interest receivable and other assets                          19,925      18,022
                                                                 ----------- -----------
Total assets                                                     $ 1,659,322 $ 1,631,386
                                                                 =========== ===========

Liabilities
Deposits
    Non-interest bearing                                         $   246,482 $   260,151
    Interest bearing                                                 993,733     999,957
                                                                 ----------- -----------
Total deposits                                                     1,240,215   1,260,108
                                                                 ----------- -----------

Securities sold under agreements to repurchase                         6,088       3,939
Short-term borrowings                                                 97,792      46,150
Long-term borrowings                                                 100,330     110,333
Subordinated debentures                                               20,620      20,620
Accrued interest payable and other liabilities                        10,320      11,234
                                                                 ----------- -----------
Total liabilities                                                  1,475,365   1,452,384
                                                                 ----------- -----------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 33,750,000 shares authorized;
   20,406,124 and 20,138,668 shares issued and outstanding
   for June 30, 2006 and December 31, 2005, respectively.              5,397       5,397
Capital surplus                                                       97,075      97,238
Retained earnings                                                    103,792      99,222
Accumulated other comprehensive loss, net of taxes of $2,423 and
     $1,497 for June, 2006 and December 31, 2005, respectively.       (3,860)     (2,310)
                                                                 ----------- -----------
                                                                     202,404     199,547
Less:  Treasury stock                                                 18,447      20,545
                                                                 ----------- -----------
Total stockholders' equity                                           183,957     179,002
                                                                 ----------- -----------
Total liabilities and stockholders' equity                       $ 1,659,322 $ 1,631,386
                                                                 =========== ===========
----------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
(unaudited)                                                   Three Months Ended          Six Months Ended
                                                                   June 30,                  June 30,
                                                             -----------------------  ----------------------
                                                               2006         2005        2006         2005
                                                             ---------  ------------  ---------- -----------
Interest income
Interest on loans and leases                                  $ 19,614      $ 15,853    $ 38,440    $ 30,810
Interest on federal funds sold                                       -             1           -           1
Interest and dividends on securities
  Taxable interest income                                        2,710         2,457       5,083       5,122
  Interest income exempt from federal income taxes                 639           464       1,326         787
  Dividends                                                        155            77         258         137
                                                             ---------  ------------  ---------- -----------
Total interest income                                           23,118        18,852      45,107      36,857
                                                             ---------  ------------  ---------- -----------

Interest expense
Interest on deposits                                             7,284         4,595      13,576       8,517
Interest on securities sold under agreements to repurchase          63            33          97          56
Interest on short-term borrowings                                  685           350       1,127         530
Interest on long-term borrowings and subordinated debentures     1,374           389       2,808         705
                                                             ---------  ------------  ---------- -----------
Total interest expense                                           9,406         5,367      17,608       9,808
                                                             ---------  ------------  ---------- -----------

Net interest income                                             13,712        13,485      27,499      27,049
Provision for loan and lease losses                                125           225         300         400
                                                             ---------  ------------  ---------- -----------
Net interest income after provision for loan and lease losses   13,587        13,260      27,199      26,649
                                                             ---------  ------------  ---------- -----------

Non-interest income
Service fees on deposit accounts                                 1,008           889       1,900       1,772
Net gain on sale of securities                                      66           250          89         317
Net gain on sale of loans and leases                               495           223         756         379
Bank owned life insurance                                          282           285         550         549
Commissions on sale of annuities and mutual funds                   84           148         277         330
Other                                                              847           681       1,894       1,323
                                                             ---------  ------------  ---------- -----------
Total non-interest income                                        2,782         2,476       5,466       4,670
                                                             ---------  ------------  ---------- -----------

Non-interest expense
Salaries and benefits                                            5,426         4,954      10,863       9,909
Occupancy                                                        1,645         1,343       3,231       2,806
Furniture and equipment                                            350           316         722         631
Advertising and promotion                                          298           423         534         818
Amortization of intangible assets                                  187           126         380         252
Other                                                            2,562         2,018       4,570       3,918
                                                             ---------  ------------  ---------- -----------
Total non-interest expense                                      10,468         9,180      20,300      18,334
                                                             ---------  ------------  ---------- -----------

Income before income taxes                                       5,901         6,556      12,365      12,985
Income taxes                                                     1,797         2,041       3,732       4,050
                                                             ---------  ------------  ---------- -----------
Net income                                                    $  4,104      $  4,515    $  8,633    $  8,935
                                                             =========  ============  ========== ===========

Basic earnings per common share                                 $0.20         $0.24       $0.43       $0.47
                                                                =====         =====       =====       =====

Diluted earnings per common share                               $0.20         $0.23       $0.42       $0.46
                                                                =====         =====       =====       =====

-------------------------------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

Interchange Financial Services Corporation
-------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)                                                         Accumulated
                                                                       Other
                                             Comprehensive Retained Comprehensive Common   Capital   Treasury
                                               Income      Earnings Income(Loss)   Stock   Surplus    Stock       Total
                                             ------------- -------- ------------- -------  --------- ---------  ---------
Balance at Jauary 1, 2005                                  $ 86,542      $ (633)  $ 5,397   $ 73,320 $ (14,471) $ 150,155
Comprehensive income
    Net Income                                   $ 8,935      8,935                                                 8,935
    Other comprehensive losses, net of taxes
       Less: unrealized losses on AFS debt
        securities                                  (808)
       Less: net gains on disposition of
        securities                                  (119)
                                               ---------
    Other comprehensive losses, net of taxes        (927)                  (927)                                     (927)
                                               ---------
Comprehensive income                             $ 8,008
                                               =========

Dividends on common stock                                    (3,445)                                               (3,445)
Issued 18,772 shares of common stock in
    connection with Executive Compensation Plan                                                  174       162        336
Exercised 24,335 option shares                                                                    26       194        220
Purchased 4,532 shares of common stock                                                                     (76)       (76)
Payout of fractional shares resulting from the
    three-for-two stock split declared
    January 18, 2005 and paid on February
    18, 2005                                                     (7)                                                   (7)
                                                          --------- -----------   -------  --------- --------- ----------
 Balance at June 30, 2005                                    92,025      (1,560)    5,397     73,520   (14,191)   155,191

Comprehensive income
    Net Income                                  $ 10,770     10,770                                                10,770
    Other comprehensive losses, net of taxes
       Less: unrealized losses on AFS debt
        securities                                  (623)
       Less: net gains on disposition of
        securities                                  (117)
       Minimum pension liability adjustment          (10)
                                               ---------
    Other comprehensive losses, net of taxes        (750)                  (750)                                     (750)
                                               ---------
Comprehensive income                            $ 10,020
                                               =========

Dividends on common stock                                    (3,568)                                               (3,568)
Issued 1,323,181 shares of common stock in
    connection with the acquisition of
    Franklin Bank                                                                             23,738               23,738
Exercised 20,687 option shares                                                                   (20)      189        169
Purchased 323,660 shares of common stock                                                                (5,827)    (5,827)
Payout of fractional shares in connection with
    the acquisition of Franklin Bank                             (5)                                                   (5)
Reacquired 39,228 shares in settlement of lawsuit                                                         (716)      (716)
                                                          --------- -----------   -------  --------- --------- ----------
Balance at December 31, 2005                                 99,222      (2,310)    5,397     97,238   (20,545)   179,002

Comprehensive income
    Net Income                                     8,633      8,633                                                 8,633
    Other comprehensive losses, net of taxes
       Less: unrealized losses on AFS debt
        securities                                (1,359)
       Less: net gains on disposition of
        securities                                  (191)
                                               ---------
    Other comprehensive losses, net of taxes      (1,550)                (1,550)                                   (1,550)
                                               ---------
Comprehensive income                             $ 7,083
                                               =========

Dividends on common stock                                    (4,063)                                               (4,063)
Unvested restricted stock                                                                       (220)                (220)
Amortization of deferred compensation of
 restricted stock                                                                                205                  205
Sale of 10,412 of discounted shares of stock                                                      40       108        148
Exercised 190,535 option shares                                                                 (274)    1,994      1,720
Tax benefit from exercise of 31,350
 nonincentive option shares                                                                       86                   86
Purchased 227 shares of common stock                                                                        (4)        (4)
                                                          --------- -----------   -------  --------- --------- ----------
Balance at June 30, 2006                                  $ 103,792 $    (3,860)  $ 5,397  $  97,075 $ (18,447) $ 183,957
                                                          ========= ===========   =======  ========= ========= ==========
------------------------------------------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

INTERCHANGE FINANCIAL SERVICES CORPORATION
---------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
--------------------------------------------------------------------------------------
(in thousands)
(unaudited)
                                                                   2006        2005
                                                                ----------  ----------
Cash flows from operating activities
Net income                                                         $ 8,633     $ 8,935
Adjustments to reconcile net income to net cash provided by
operating activities
  Depreciation and amortization                                      1,162       1,004
  Amortization of securities premiums                                1,417       2,080
  Accretion of securities discounts                                   (362)       (126)
  Amortization of loan premiums                                         37          46
  Amortization of premiums in connection with acquisition              342         371
  Provision for loan and lease losses                                  300         400
  Increase in cash surrender value of Bank Owned Life Insurance       (550)       (548)
  Net gain on sale of securities                                       (89)       (317)
  Origination of loans held for sale                               (23,335)     (7,582)
  Sale of loans held for sale                                       22,493       7,056
  Net gain on sale of  loans and leases                               (756)       (379)
  Net gain on sale of fixed assets                                      (3)          -
  Write off of foreclosed and repossessed assets                        68          13
Decrease (increase) in operating assets
  Accrued interest receivable                                          503        (247)
  Deferred taxes                                                      (189)      1,221
  Other Assets                                                      (1,447)     (3,202)
  Increase (decrease) in operating liabilities
  Accrued interest payable                                             195         145
  Other                                                             (1,109)      1,683
                                                               -----------  ----------
Cash provided by operating activities                                7,310      10,553
                                                               -----------  ----------

Cash flows from investing activities
(Payments for) proceeds from
  Net originations of loans and leases                             (30,814)    (81,876)
  Purchase of loans and leases                                           -      (4,678)
  Sale of loans and leases                                             686       1,215
  Purchase of securities available-for-sale                       (112,245)    (49,538)
  Maturities of securities available-for-sale                       82,191      17,155
  Sale of securities available-for-sale                             24,176      77,127
  Maturities of securities held-to-maturity                         19,048       1,209
  Sale of securities held-for-sale                                       -         270
  Purchase of securities held-to-maturity                          (14,634)    (21,891)
  Purchase of fixed assets                                          (2,890)       (503)
  Premium in connection with acquisition                                 6
  Sale of fixed assets                                               2,380           -
                                                                ----------  ----------
Cash used in investing activities                                  (32,096)    (61,510)
                                                                ----------  ----------

Cash flows from financing activities
Proceeds from (payments for)
  Net change in deposits                                           (19,859)     12,021
  Securities sold under agreements to repurchase and other
         borrowings                                                635,704     557,077
  Retirement of securities sold under agreement to repurchase
         and other borrowings                                     (591,916)   (532,945)
  Issuance of long term subordinated debentures                          -      20,620
  Dividends                                                         (4,063)     (3,445)
  Common stock issued                                                  133         335
  Payout of fractional shares resulting from 3-for-2 stock split         -          (7)
  Exercise of nonincentive option shares                               417           -
  Tax benefit from exercise of nonincentive stock options               86           -
  Treasury stock                                                        (4)        (76)
  Exercise of incentive option shares                                1,303         220
                                                                ----------  ----------
Cash provided by financing activities                               21,801      53,800
                                                                ----------  ----------

Increase in cash and cash equivalents                               (2,985)      2,843
Cash and cash equivalents, beginning of period                      42,624      33,110
                                                                ----------  ----------
Cash and cash equivalents, end of period                          $ 39,639    $ 35,953
                                                                ==========  ==========

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                        $ 17,316     $ 9,497
  Income taxes                                                       5,180       5,144
Supplemental disclosure of non-cash investing and
    financing activities:
  Loans transferred to foreclosed real estate and
    other repossessed assets                                            58          11
--------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006


1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Interchange Financial Services Corporation and certain of its wholly owned subsidiaries (on a consolidated basis, the "Company") including its principal operating subsidiary, Interchange Bank (the "Bank") and Clover Leaf Mortgage Company, and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the rules and regulations of the Securiti es and Exchange Commission. The Company has two wholly owned trusts which are not consolidated, see Note 13 "Subordinated Debentures" for a more detailed discussion of these subsidiaries. Pursuant to such rules and regulations, certain information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and schedules thereto included in Amendment No. 1 to the annual report on Form 10-K/A of the Company for the year ended December 31, 2005.

     The condensed consolidated financial data for the six month periods ended June 30, 2006 and 2005, are unaudited but reflect adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

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

     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial condition or results of operations.

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

                                              ------------------------------
                                              For the three    For the six
                                              months ended     months ended
                                                 June 30,        June 30,
                                                  2005            2005
                                              -------------    ------------
Net Income
     As reported                                     $4,515          $8,935
     Less: Total stock-based compensation
     expense determined under the fair
     value method for all rewards, net of
     related tax effects                                259             525
                                              -------------    ------------
      Pro-forma                                      $4,256          $8,410
                                              =============    ============

Earnings per share:
Basic:
     As reported                                       0.24            0.47
     Pro forma                                         0.22            0.44
Diluted:
     As reported                                       0.23            0.46
     Pro forma                                         0.22            0.43

     On October 18, 2005, the Compensation Committee of the Board approved the accelerated vesting of all then outstanding unvested options to purchase common stock of the Company previously awarded to employees, officers and directors. No options were granted during the six months ended June 30, 2006. As a result of these actions, there was no option expense or unrecognized costs recorded during the period.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants issued during the six months ended June 30, 2005: dividend yield of 2.00%; expected volatility of 23.07%; risk-free interest rate of 3.87%; and expected lives of approximately 7 years.

Director Stock Compensation Program

     In 2000, the Company adopted a stock option plan, titled "Outside Director's Incentive Compensation Plan" (the "Director's Stock Plan") that covers those members of the Board of Directors of the Company who have not served as a full-time employee of the Company or any of its subsidiaries during the prior twelve-month period. Under this plan, options to purchase a maximum of 225,000 shares of Interchange common stock may be granted at fair market value at the date of grant. Options to purchase 157,000 shares (net of forfeitures) have been granted to date. Options granted expire if not exercised within ten years of date of grant and are exercisable according to a vesting schedule, starting one year from the date of grant. Only non-qualified stock options are granted under the Director's Stock Plan. During 2005, the Board of Directors froze the issuance of any future stock option grants from the plan.

Employee Stock Option Plan

     The Company maintains two stock option and incentive plans: the Stock Option and Incentive Plan of 1997, as amended, and the 2005 Omnibus Stock and Incentive Plan (together "the Plans"), that covers certain key employees. The Compensation Committee administers the Plans, reviews the awards and submits recommendations to the full board of directors for action. Options granted expire if not exercised within ten years of date of grant and are exercisable according to a vesting schedule, starting one year from the date of grant. Pursuant to the Plans, incentive stock options or non-qualified stock options may be granted to employees. In addition, the 2005 Omnibus Stock and Incentive Plan allows for other types of stock based awards to be issued including stock appreciation rights. During 2005 the Board of Directors froze the issuance of any future stock option grants from the Plans.

         The following table presents the activity related to options under all plans for the six months ended June 30, 2006 (in thousands) (unaudited).

                                                         Weighted-
                                                         Average
                                                         Exercise
                                         Options           Price
                                    ---------------    -------------

Outstanding at January 1                  1,407,919          $ 12.41
Granted                                           -                -
Exercised                                  (190,535)            9.03
Forfeited                                         -                -
                                    ---------------    -------------
Outstanding at June 30                    1,217,384          $ 12.94
                                    ===============   ==============

All options are exercisable as of June 30, 2006. The weighted average remaining life of options outstanding at June 30, 2006 was 6.5 years.

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

     As of June 30, 2006, unrecognized compensation cost related to unvested restricted stock totaled $1.2 million. The cost is expected to be recognized over a weighted average period of 2.8 years. The total grant date fair value of shares vested during the six months ended June 30, 2006 and 2005 was $263,000 and $253,000, respectively.

The following table presents the activity for restricted stock for the six months ended June 30, 2006.
                                                            Weighted Average
                                                             Grant-Date Fair
                                       Number of Shares       Value (000)
                                      -----------------   -------------------
Unvested as of December 31, 2005                 52,782             $     680
Granted                                          72,448                 1,231
Vested                                          (24,694)                 (263)
Forfeited                                          (554)                  (10)
                                      -----------------   -------------------
Unvested as of June 30, 2006                     99,982             $   1,638
                                      =================   ===================

2.   Pending Merger

     On April 13, 2006, the Company announced that it had entered into a definitive agreement whereby TD Banknorth Inc. would acquire the Company for approximately $480.6 million in an all cash transaction. The terms of the merger agreement call for each outstanding share of the Company's common stock to be converted into the right to receive $23.00 in cash per share. The transaction is subject to approval by shareholders of the Company, as well as customary regulatory approvals, and is expected to close in early 2007.

3.   Acquisitions

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

     The acquisition was accounted for as a purchase and the cost in excess of the fair value of net assets acquired was allocated first to net identified intangibles and then to goodwill. The goodwill is not tax deductible. The six months results of operations ending June 30, 2006 also include those of the acquired bank for the same period.

4.       Earnings Per Common Share

     Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock, and are determined using the treasury stock method. At June 30, 2006 and 2005, the weighted average diluted shares outstanding for the six months were approximately 20.8 million and 19.6 million, respectively.

     The following table shows the computation of earnings per shares: (dollars in thousands, except per share amounts) (unaudited)

                            ----------------------------------------------  ------------------------------------------------
                                          Three Months Ended,                               Six Months Ended,
                            ----------------------------------------------  ------------------------------------------------
                                 June 30, 2006            June 30, 2005           June 30, 2006            June 30, 2005
                            ----------------------- ----------------------  ----------------------- ------------------------
                                   Weighted  Per           Weighted  Per           Weighted  Per           Weighted    Per
                                   Average  Share          Average  Share          Average  Share           Average   Share
                            Income  Shares  Amount  Income  Shares  Amount  Income  Shares  Amount  Income  Shares    Amount
                            ------ -------- ------- ------ -------- ------  ------ -------- ------- ------ --------- -------
Basic Earnings per
   Common Share
Income available to
   common shareholders      $4,104   20,271  $0.20  $4,515   19,153  $0.24  $8,633   20,251  $0.43   $8,935   19,143   $0.47
                                            ======                  ======                  ======                    ======

Effect of Dilutive Shares
Options issued to
   management                           587                     444                     535                      433
                                   --------                --------                --------                 --------

Diluted Earnings per
   Common Share             $4,104   20,858  $0.20  $4,515   19,597  $0.23  $8,633   20,786  $0.42   $8,935   19,576   $0.46
                            ====== ======== ======  ====== ======== ======  ====== ======== ======   ====== ========  ======

5.   Commitments and Contingent Liabilities

Legal Proceedings

     The Company is a party to routine litigations involving various aspects of its business, none of which, in the opinion of management, is expected to have a material adverse impact on the condensed consolidated financial condition, results of operations or liquidity of the Company.

Commitments to Extend Credit

     At June 30, 2006, the Company had commitments to extend credit of approximately $321.7 million, of which approximately $4.2 million represents standby letters of credit.

6.   Goodwill and Other Intangibles

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

                              ----------------    ------------------
                                  June 30,           December 31,
                                    2006                 2005
                              ----------------    ------------------

Intangible assets                      $ 6,975               $ 6,975
Accumulated amortization                (1,886)               (1,506)
                              ----------------    ------------------
  Net intangible assets                $ 5,089               $ 5,469
                              ================    ==================

     Intangible assets are a result of acquisitions and are primarily related to core deposit intangibles ("CDI") which have an estimated life of 10 years. For each of the three month periods ended June 30, 2006 and 2005, the CDI amortized were $187 thousand and $107 thousand, respectively. For each of the six month periods ended June 30, 2006 and 2005, the CDI amortized were $373 thousand and $214 thousand, respectively. The CDI is periodically reviewed for impairment.

     At June 30, 2006 the scheduled amortization of the intangible assets is as follows (in thousands) (unaudited):

2006 for remaining period                          $ 373
2007                                                 747
2008                                                 747
2009                                                 747
2010                                                 747
Thereafter                                         1,728
                                       -----------------
Total                                            $ 5,089
                                       =================

7.   Segment Reporting

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

8.   Cash Dividend

     On July 18, 2006, the Company declared a cash dividend of $0.10 per share payable on August 8, 2006, to holders of record as of July 31, 2006.

9.       Securities Held-to-Maturity and Securities Available-for-Sale

     Securities  held-to-maturity  ("HTM")  and  securities   available-for-sale
("AFS") consist of the following: (in thousands) (unaudited)

                                                ------------------------------------------------------------
                                                                       June 30, 2006
                                                ------------------------------------------------------------
                                                                      Gross        Gross         Estimated
                                                   Amortized        Unrealized   Unrealized        Fair
                                                      Cost            Gains        Losses          Value
                                                ----------------    ----------   ----------    -------------
Securities held-to-maturity
  Government-Sponsored Enterprises:
     Mortgage-backed securities                        $   1,223       $     2     $      1        $   1,224
  Obligations of states & political subdivisions          29,985           213          577           29,621
                                                ----------------    ----------   ----------    -------------
                                                       $  31,208       $   215     $    578        $  30,845
                                                ================    ==========   ==========    =============

Securities available-for-sale
  Government-Sponsored Enterprises:
     Mortgage-backed securities                        $ 160,068       $    36     $  3,871        $ 156,233
     Other debt                                          124,380             -        2,070          122,310
  Obligations of states & political subdivisions          31,727            29          397           31,359
  Equity securities                                       13,377             -            -           13,377
                                                 ---------------    ----------   ----------    -------------
                                                         329,552            65        6,338          323,279
                                                ----------------    ----------   ----------    -------------

     Total securities                                  $ 360,760       $   280     $  6,916        $ 354,124
                                                ================    ==========   ==========    =============


                                                ------------------------------------------------------------
                                                                      December 31, 2005
                                                ------------------------------------------------------------
                                                                      Gross        Gross         Estimated
                                                   Amortized        Unrealized   Unrealized        Fair
                                                      Cost            Gains        Losses          Value
                                                ----------------    ----------   ----------    -------------
Securities held-to-maturity
  Government-Sponsored Enterprises:
     Mortgage-backed securities                        $   2,823       $    15      $     2        $   2,836
     Other debt                                            1,920             -            -            1,920
  Obligations of states & political subdivisions          30,971           481            9           31,443
                                                ----------------    ----------   ----------    -------------
                                                       $  35,714       $   496      $    11        $  36,199
                                                ================    ==========   ==========    =============

Securities available-for-sale
  Government-Sponsored Enterprises:
     Mortgage-backed securities                        $ 110,408       $    79      $ 1,709        $ 108,778
     Other debt                                          166,510             6        2,540          163,976
  Obligations of states & political subdivisions          36,823           428           60           37,191
  Equity securities                                       10,807             -            -           10,807
                                                ----------------    ----------   ----------    -------------
                                                         324,548           513        4,309          320,752
                                                ----------------    ----------   ----------    -------------

     Total securities                                  $ 360,262       $ 1,009      $ 4,320        $ 356,951
                                                ================    ==========   ==========    =============

     At June 30, 2006, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands) (unaudited)

                                     Securities            Securities
                                  Held-to-Maturity      Available-for-Sale
                             -----------------------   --------------------
                                          Estimated               Estimated
                              Amortized      Fair      Amortized     Fair
                                 Cost       Value         Cost      Value
                             -----------  ----------   ---------  ---------
Within 1 year                  $   3,698    $  3,704   $ 108,525  $ 107,616
After 1 but within 5 years         5,066       5,160     180,852    176,076
After 5 but within 10 years       16,163      15,901      20,852     20,348
After 10 years                     6,281       6,080       5,946      5,862
Equity securities                      -           -      13,377     13,377
                             -----------  ----------   ---------  ---------
                               $ 31,208l    $ 30,845   $ 329,552  $ 323,279
                             ===========  ==========   =========  =========

     Proceeds from the sale of securities AFS amounted to $24.2 million and $77.1 million for the six months ended June 30, 2006 and 2005, respectively, which resulted in gross realized gains of $135 thousand and $670 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $46 thousand and $361 thousand for the six months ended June 30, 2006 and 2005, respectively. Proceeds from the sale of securities HTM amounted to $270 thousand for the six months ended June 30, 2005, which resulted in realized gains of $8 thousand. The HTM securities had significantly paid down to less than 85% of the original purchased balance through normal principal amortization and prepayments. These amounts are included in net gain on sale of securities in the unaudited condensed consolidated statements of income.

     The investment portfolio is evaluated at least quarterly to determine if there are any securities with losses that are other-than-temporary. As of June 30, 2006, the Company has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of our investment portfolio. None of the investments are believed to be other-than-temporarily impaired. The Company has the ability and intent to hold the securities until maturity to recover the entire value.

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at June 30, 2006: (in thousands) (unaudited)

                                    ------------------- -------------------  -------------------
                                     12 months or less  12 months or longer        Totals
                                    ------------------- -------------------  -------------------
                                      Fair   Unrealized  Fair    Unrealized    Fair   Unrealized
                                      Value    Losses    Value     Losses      Value   Losses
                                    ------------------- -------------------  -------------------
Securities AFS
Government-Sponsored Enterprises:
     Mortgage-backed securities      $ 83,366    $1,672  $ 71,318    $2,199  $154,684     $3,871
     Obligations of U.S. agencies      12,874       127   105,838     1,943   118,712      2,070
Obligations of states & political
        subdivisions                   15,292       344     1,226        53    16,518        397
                                    ------------------- -------------------  -------------------
                                     $111,532    $2,143  $178,382    $4,195  $289,914     $6,338
                                    =================== ===================  ===================

Securities HTM
Government-Sponsored Enterprises:
     Mortgage-backed securities       $   169      $  1       $59         -   $   228       $  1
Obligations of states & political
        subdivisions                   18,821       577         -         -    18,821        577
                                    ------------------- -------------------  -------------------
                                      $18,990      $578       $59         -   $19,049       $578
                                    =================== ===================  ===================

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at December 31, 2005: (in thousands)

                                     -------------------------    --------------------     -----------------------
                                        12 months or less         12 months or longer               Totals
                                     -------------------------    --------------------     -----------------------
                                       Fair      Unrealized         Fair    Unrealized      Fair      Unrealized
                                      Value        Losses          Value     Losses         Value       Losses
                                     ---------  --------------    --------- ----------     --------  -------------
Securities available-for-sale
Government-Sponsored Enterprises:
     Mortgage-backed securities      $  42,556           $ 561     $ 53,118    $ 1,148     $ 95,674        $ 1,709
     Other debt                          6,058              89      153,227      2,451      159,285          2,540
Obligations of states & political
        subdivions                       3,423              33        2,512         27        5,935             60
                                     ---------  --------------    --------- ----------     --------  -------------
                                     $  52,037           $ 683     $208,857    $ 3,626     $260,894        $ 4,309
                                     =========  ==============    ========= ==========     ========  =============

Securities held-to-maturity
Government-Sponsored Enterprises:
     Mortgage-backed securities      $     273           $   2     $     24    $     -     $    297        $     2
Obligations of states & political
        subdivions                       2,577               9            -          -        2,577              9
                                     ---------  --------------    --------- ----------     --------  -------------
                                     $   2,850           $  11     $     24    $     -     $  2,874        $    11
                                     =========  ==============    ========= ==========     ========  =============

     Securities with carrying amounts of $123.2 million and $76.1 million at June 30, 2006 and December 31, 2005, respectively, were pledged for public deposits, Federal Home Loan Bank advances, securities sold under repurchase agreements and other purposes required by law.

10.  Loans

     The composition of the loan portfolio is summarized as follows: (in thousands) (unaudited)

                                          --------------   ---------------
                                             June 30,        December 31,
                                               2006             2005
                                          --------------   ---------------

Real estate
  Residential                               $   284,458       $   291,448
  Commercial                                    491,879           479,120
  Construction                                  122,531            92,390

Commercial
  Commercial and financial                      210,466           211,704
  Lease financing                                22,050            24,584

Consumer
  Lease financing                                    20                94
  Installment                                     2,813             5,142
                                          --------------   ---------------
                                              1,134,217         1,104,482
Allowance for loan and lease losses             (10,649)          (10,646)
                                          --------------   ---------------
Net loans and leases                        $ 1,123,568       $ 1,093,836
                                          ==============   ===============

     Loans are net of unearned income and deferred fees of $6.4 million and $6.8 million at 30, 2006 and 31, 2005, respectively.

Nonperforming Loans

     Nonperforming loans include loans that are accounted for on a nonaccrual basis and troubled debt restructurings. Nonperforming loans are as follows: (in thousands) (unaudited)

                                    ---------------     ---------------
                                        June 30,          December 31,
                                          2006                2005
                                    ---------------     ---------------
Nonaccrual loans
  Residential real estate                   $   299             $   822
  Commercial real estate                        176                 363
  Commercial and financial                    1,487                 997
  Commercial lease financing                    920               1,290
  Consumer                                       90                  86
                                    ---------------     ---------------
                                              2,972               3,558
                                    ---------------     ---------------
Troubled debt restructurings                  1,013                   -
                                    ---------------     ---------------
Total nonperforming loans                   $ 3,985             $ 3,558
                                    ===============     ===============

11.  Allowance for Loan and Lease Losses

     The Company's recorded investment in impaired loans is as follows: (in thousands) (unaudited)

                                                        ---------------------- ---------------------
                                                                June 30,             December 31,
                                                                  2006                 2005
                                                        ----------------------  --------------------
                                                         Investment   Related   Investment  Related
                                                             in      Allowance      in     Allowance
                                                          Impaired   for Loan    Impaired  for Loan
                                                           Loans      Losses       Loans    Losses
                                                        ----------- ----------  ---------- ---------
Impaired loans
       With a related allowance for loan losses
              Commercial and financial                      $ 1,012      $ 281     $   997     $ 281
              Commercial real estate                            180          4         380         4
              Residential real estate                             -          -         594        88
       Without a related allowance for loan losses
              Commercial and financial                          788          -           -         -
              Commercial real estate                            536          -           -         -
                                                        ----------- ---------- ----------- ---------
                                                            $ 2,516      $ 285     $ 1,971     $ 373
                                                        =========== ========== =========== =========


     Changes in the allowance for loan and lease losses are summarized as follows: (in thousands) (unaudited)

                                                ---------------------  ---------------------
                                                  Three months ended      Six months ended
                                                         June 30,             June 30,
                                                ---------------------  ---------------------
                                                   2006       2005        2006       2005
                                                ----------  ---------  ----------  ---------
Balance at beginning of period                    $ 10,559    $ 9,876    $ 10,646    $ 9,797
Additions (deductions)
     Provision charged to operations                   125        225         300        400
     Recoveries on loans previously charged-off         57          5          61         83
     Loans charged-off                                 (92)      (161)       (358)      (335)
                                                ----------  ---------  ----------  ---------
Balance at end of period                          $ 10,649    $ 9,945    $ 10,649    $ 9,945
                                                ==========  =========  ==========  =========

12.  Other Non-interest Expense

     Expenses included in other non-interest expense are as follows: (in thousands) (unaudited)

                                       ------------------  ------------------
                                       Three months ended   Six months ended
                                             June 30,           June 30,
                                       ------------------  ------------------
                                         2006      2005      2006       2005
                                       --------  --------  -------    -------
 Professional fees                        $ 403     $ 232    $ 765      $ 778
 Legal fees                                 700       256    1,002        441
 Directors' fees, travel and retirement     207       205      368        422
 Data processing                            288       264      549        529
 All other                                  964     1,061    1,886      1,748
                                        -------   -------  -------   --------
    Total                               $ 2,562   $ 2,018  $ 4,570    $ 3,918
                                        =======   =======  =======   ========

13. Long-term Borrowings

     Long-term borrowings consist of the following Federal Home Loan Bank of New York ("FHLB") advances: (in thousands) (unaudited)

                                June 30, 2006             December 31, 2005
         Maturity           ----------------------    ------------------------
          Date                Balance       Rate       Balance          Rate
-------------------------   -----------   --------    ------------    --------

January 2007 (a) (b)                  -          -       $  10,000        4.22

January 2007 (b)                      -          -          10,000        2.69

January 2010 (c)              $  15,000       3.66          15,000        3.66

October 2015 (d)                 50,000       3.99          50,000        3.99

December 2015 (e)                25,000       3.94          25,000        3.94

February 2016 (f)                10,000       4.04               -           -
                            -----------   --------    ------------    --------
                              $ 100,000       3.93%      $ 110,000        3.84%
                            ===========   ========    ============    ========

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


     Included in long-term borrowings is a capitalized lease of $330 thousand and $333 thousand at June 30, 2006 and December 31, 2005, respectively.

14.  Subordinated Debentures

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

15.  Benefit Plans

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

     The following table shows the aggregated components of net periodic benefit costs for the periods noted: (in thousands) (unaudited)

                                    ------------------- -------------------
                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                    ------------------- -------------------
                                       2006      2005      2006        2005
                                    --------  --------  --------   --------
Service cost                               -     $ 198         -      $ 396
Interest cost                           $ 86       102     $ 172        204
Expected return on plan assets           (65)      (56)     (130)      (112)
Amortization of prior service cost         -         1         -          2
Amortization of net (gain) loss            -         1        (1)         2
                                    --------  --------  --------   --------
Net periodic benefit cost               $ 21     $ 246     $  41      $ 492
                                    ========  ========  ========   ========

     During 2006, the Bank has not contributed to the Pension Plan. At December 31, 2005 the Pension Plan and the defined benefit portion of the Supplemental Plan and the Directors Plan were frozen.

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion is an analysis of the condensed consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in Amendment No. 1 to the Company's 2005 Annual Report on Form 10-K/A.

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

     As of June 30, 2006, the Company had consolidated assets of approximately $1.7 billion, deposits of approximately $1.2 billion and shareholders' equity of approximately $184 million.

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

     Subsidiaries of the Bank include: FBCB, LLC established in 2004 to hold a 49% investment in Benjamin Title LLC, a title insurance company, Clover Leaf Investment Corporation, established in 1988 to engage in the business of an investment company pursuant to New Jersey law; Clover Leaf Insurance Agency, Inc., established in 1990 to engage in sales of tax-deferred annuities; Bridge View Investment Company, an investment company operating pursuant to New Jersey law; and Interchange Capital Company, L.L.C., established in 1999 to engage in equipment lease financing. All of the Bank's subsidiaries are organized under New Jersey law and are 100%
owned by the Bank. Clover Leaf Investment Corporation has 99% ownership of one subsidiary, Clover Leaf Management Realty Corporation, established in 1998 as a Real Estate Investment Trust ("REIT") which manages certain real estate assets of the Company. Bridge View Investment Company has one wholly owned subsidiary, Bridge View Delaware, Inc. ("BVDI"). BVDI is an investment company operating pursuant to Delaware law.

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

     During 2005, the Company froze all future service benefits to be accrued under the plan.

                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                              RESULTS OF OPERATIONS

Summary

     For the second quarter of 2006, the Company reported earnings per diluted common share of $0.20, as compared to $0.23 for the same period in 2005. Net income for the three months ended June 30, 2006 was approximately $4.1 million compared to approximately $4.5 million for the same period in 2005. The earnings per share were primarily affected by increases net interest income of 1.7% and non-interest income of 12.4% being offset by an increase in non-interest expense of 14% and the average diluted shares outstanding.

     The Company's return on average assets decreased to 1.00% for the three months ended June 30, 2006 as compared to 1.20% for the three months ended June 30, 2005. In addition, the Company's return on average stockholders' equity decreased to 8.98% for the second quarter 2006 versus 11.83% for the second quarter in 2005. The changes in return on average assets and equity were primarily the result of the decline in the net interest margin.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest income exempt from federal taxation has been restated to a fully tax-equivalent basis using a corporate federal tax rate of 34% for the quarters ended June 30, 2006 and 2005. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

     Net interest income on a tax-equivalent basis increased $320 thousand, or 2.3%, to $14.1 million for the quarter ended June 30, 2006 as compared to the same quarter in 2005. The tax equivalent basis adjustments for the quarters ended June 30, 2006 and 2005 were $350 thousand and $257 thousand, respectively. The increase in net interest income was due mostly to a 9.5% growth in interest earning assets. This interest earning asset growth was funded by cash flows from the securities portfolio, deposit liabilities, and borrowings. The margin for the second quarter of 2006 was 3.78%, a decrease of 27 basis points as compared to the same quarter in 2005.

     Interest income, on a tax-equivalent basis, totaled $23.5 million for the second quarter of 2006, an increase of $4.4 million, or 22.8%, as compared to the same quarter in 2005. The increase was mostly attributable to the growth in interest earning assets and the shift in asset mix as average loans grew $134.2 million, while investments declined by $5.3 million.

     Interest expense totaled $9.4 million for the second quarter of 2006, an increase of $4.0 million, as compared to the same period in 2005. The increase in interest expense was a result of the increase in rates paid on interest bearing deposits, an increase in borrowings and subordinated debentures. The average rate paid on interest bearing deposit liabilities increased by 104 basis points to 2.88% for the quarter ended June 30, 2006 as compared to the same period in 2005. Interest bearing deposits grew on average $15.2 million, or 1.5%, for the second quarter of 2006 as compared to the same period in 2005.

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

------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
------------------------------------------------------------------------------------------------------------------------------
for the quarter ended June 30,
(dollars in thousands)                                               2006                                2005
(unaudited)                                             --------------------------------    ----------------------------------
                                                         Average                Average      Average                  Average
                                                         Balance    Interest      Rate       Balance     Interest      Rate
                                                        ----------  ----------  --------    ----------   --------    -------
                               Assets
Interest earning assets:
Loans (1)                                               $1,125,761    $19,639      6.98 %   $  991,543    $15,877       6.40 %
Taxable securities (4)                                     296,649      2,865      3.86        314,142      2,534       3.23
Tax-exempt securities (2) (4)                               64,244        964      6.00         52,069        697       5.35
Federal funds sold and interest earning deposits                 4          -         -             98          1       4.08
                                                        ----------  ----------  --------    ----------   --------    -------
     Total interest-earning assets                       1,486,658     23,468      6.31      1,357,852     19,109       5.63
                                                                    ----------                           --------

Non-interest earning assets:
Cash and due from banks                                     36,776                              37,098
Allowance for loan and lease losses                        (10,635)                             (9,993)
Other assets                                               130,535                             115,239
                                                        ----------                          ----------
     Total assets                                       $1,643,334                          $1,500,196
                                                        ==========                          ==========

                Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                               $1,011,664      7,284      2.88     $  996,455      4,595       1.84
Borrowings and subordinated debentures                     190,722      2,122      4.45         95,446        772       3.24
                                                        ----------  ----------  --------    -----------   -------    -------
     Total interest-bearing liabilities                  1,202,386      9,406      3.13      1,091,901      5,367       1.97
                                                                    ----------                            -------

Non-interest bearing liabilities
Demand deposits                                            246,651                             245,157
Other liabilities                                           11,546                              10,447
                                                        ----------                          ----------
     Total liabilities (3)                               1,460,583                           1,347,505
Stockholders' equity                                       182,751                             152,691
                                                        ----------                          ----------
     Total liabilities and stockholders' equity         $1,643,334                          $1,500,196
                                                        ==========                          ==========

Net interest income (tax-equivalent basis)                             14,062      3.18                    13,742       3.66
Tax-equivalent basis adjustment                                          (350)                               (257)
                                                                    ----------                            -------
     Net interest income                                              $13,712                             $13,485
                                                                    ==========                            =======

Net interest income as a percent of interest-earning
assets (tax-equivalent basis)                                                      3.78 %                               4.05 %
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

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's estimate of the amount necessary to bring the ALLL to a level that management considers adequate to reflect the risk of estimated losses inherent in the

Company's loan and lease portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments: Allowance for Loan and Lease Losses" above. In the second quarter of 2006 and 2005, the Company's provision for loan and lease losses was $125 thousand and $225 thousand, respectively.

Non-interest Income

     For the quarter ended June 30, 2006, non-interest income totaled $2.8 million, an increase of $306 thousand, or 12.4%, as compared to the same period in 2005. The change was largely due to an increase in net gains on sale of loans and leases and "other" non-interest income of $272 thousand and $166 thousand, respectively. This was partly offset by a decline in net gains on sale of securities of $184 thousand. The increase in gain on sale of loans was due in most part to an increase in sales of Small Business Administration loans.

Non-interest Expense

     For the quarter ended June 30, 2006, non-interest expense was $10.5 million, an increase of $1.3 million, as compared to the same period in 2005. This increase was largely due to the operating expenses associated with the acquisition of Franklin Bank, which was acquired on October 13, 2005, and an increase in "other" non-interest expense of $544 thousand. The increase in "other" non-interest expense was principally due to an increase in legal fees of $444 thousand, of which $319 thousand was related to the Company's anticipated merger with TD Banknorth Inc., which is expected to close in the first quarter of 2007. The aforementioned increases were partly offset by a decrease in advertising and promotion expense of $125 thousand.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 30.5% for the three months ended June 30, 2006 as compared to 31.1% for the same period of 2005. The decline in the tax rate was partly attributable to the increase in non-taxable interest income.

                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                              RESULTS OF OPERATIONS

Summary

     For the six months ended June 30, 2006, the Company reported earnings per diluted common share of $0.42, as compared to $0.46 for the same period in 2005. Net income for the six months ended June 30, 2006 was approximately $8.6 million compared to $8.9 million for the same period in 2005. The earnings per share were primarily affected by increases in non-interest expense of 10.7% and the average diluted shares outstanding being offset by increases in net interest income of 1.7% and non-interest income of 17.0%.

     The Company's return on average assets decreased to 1.05% for the six months ended June 30, 2006 as compared to 1.20% for the six months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, the Company's return on average stockholders' equity was 9.51% and 11.77%, respectively. The changes in return on average assets and equity were primarily the result of the decline in the net interest margin.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest income exempt from federal taxation has been restated to a fully tax-equivalent basis using a corporate federal tax rate of 34% for the six month periods ended June 30, 2006 and 2005. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

     Net interest income on a tax-equivalent basis increased $757 thousand, or 2.8%, to $28.2 million for the six months ended June 30, 2006 as compared to the same quarter in 2005. The tax equivalent basis adjustments for the six months ended June 30, 2006 and 2005 were $726 thousand and $419 thousand, respectively. The increase in net interest income was due mostly to a 10.2% growth in interest earning assets. This interest earning asset growth was funded by cash flows from the securities portfolio, deposit liabilities, and borrowings. The margin for the six months ended June 30, 2006 was 3.81%, a decrease of 28 basis points as compared to the same period in 2005.

     Interest income, on a tax-equivalent basis, totaled $45.8 million for the six months ended June 30, 2006, an increase of $8.6 million, or 23.0%, as compared to the same quarter in 2005. The increase was mostly attributable to the growth in interest earning assets and the shift in asset mix as average loans grew $148.3 million, while investments declined by $10.7 million.

     Interest expense totaled $17.6 million for the first six months of 2006, an increase of $7.8 million, as compared to the same period in 2005. The increase in interest expense was a result of the increase in rates paid on interest bearing deposits, an increase in borrowings and subordinated debentures. The average rate paid on interest bearing deposit liabilities increased by 98 basis points to 2.69% for the quarter ended June 30, 2006 as compared to the same period in 2005. Interest bearing deposits grew on average $13.9 million, or 1.4%, for the first six months of 2006 as compared to the same period in 2005.

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

----------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
----------------------------------------------------------------------------------------------------------------------------------
for the six months ended June 30
(dollars in thousands)                                                   2006                                  2005
(unaudited)                                             ------------------------------------  ------------------------------------
                                                           Average                  Average     Average                   Average
                                                           Balance     Interest      Rate      Balance        Interest      Rate
                                                        -----------  ----------  -----------  -----------    ----------   --------
                               Assets
Interest earning assets
Loans (1)                                                $1,117,429     $38,491        6.89 %  $  969,104      $30,862      6.37 %
Taxable securities (4)                                      293,751       5,341        3.64       330,151        5,259      3.19
Tax-exempt securities (2) (4)                                69,278       2,001        5.78        43,563        1,154      5.30
Federal funds sold and interest earning deposits                  4           -           -            82            1      2.44
                                                        -----------  ----------  ----------   -----------    ---------    ------
     Total interest-earning assets                        1,480,462      45,833        6.19     1,342,899       37,276      5.55
                                                                     ----------                              ---------    ------

Non-interest earning assets
Cash and due from banks                                      36,805                                35,992
Allowance for loan and lease losses                         (10,653)                               (9,934)
Other assets                                                131,887                               115,337
                                                        -----------                           -----------
     Total assets                                        $1,638,501                            $1,484,294
                                                        ===========                           ===========

                Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                                $1,010,671      13,576        2.69    $  996,796        8,517      1.71
Borrowings and subordinated debentures                      185,884       4,032        4.34        83,808        1,291      3.08
                                                        -----------  ----------  ----------   -----------    ---------    ------
     Total interest-bearing liabilities                   1,196,555      17,608        2.94    $1,080,604        9,808      1.82
                                                                     ----------                              ---------

Non-interest bearing liabilities
Demand deposits                                             248,792                               241,871
Other liabilities                                            11,666                                 9,943
                                                        -----------                           -----------
     Total liabilities (3)                                1,457,013                             1,332,418
Stockholders' equity                                        181,488                               151,876
                                                        -----------                           -----------
     Total liabilities and stockholders' equity          $1,638,501                            $1,484,294
                                                        ===========                           ===========

Net interest income (tax-equivalent basis)                               28,225        3.25                     27,468      3.73
Tax-equivalent basis adjustment                                            (726)                                  (419)
                                                                     ----------                              ---------
     Net interest income                                                $27,499                                $27,049
                                                                     ==========                              =========

Net interest income as a percent of interest-earning
assets (tax-equivalent basis)                                                          3.81 %                               4.09 %
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

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's estimate of the amount necessary to bring the ALLL to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan and lease portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and
Judgments: Allowance for Loan and Lease Losses" above. In the first six months of 2006 and 2005, the Company's provision for loan and lease losses was $300 thousand and $400 thousand, respectively.


Non-interest Income

     For the six months ended June 30, 2006, non-interest income totaled $5.5 million, an increase of $796 thousand, or 17.0%, as compared to the same period in 2005. The change was largely due to an increase in "other" non-interest income and net gains on sale of loans and leases of $571 thousand and $377 thousand, respectively. This was partly offset by a decline in net gains on sale of securities of $228 thousand. The increase in "other" non-interest income was due in most part to an increase in referral income and servicing fee income relating to the sales of Small Business Administration (SBA) loans. In addition, the increase in gain on sale of loans was also due to the sale of SBA loans.

Non-interest Expense

     For the six months ended June 30, 2006, non-interest expense was $20.3 million, an increase of $2.0 million, as compared to the same period in 2005. This increase was largely due to the operating expenses associated with the acquisition of Franklin Bank, which was acquired on October 13, 2005, and an increase in "other" non-interest expense of $652 thousand. The increase in "other" non-interest expense was principally due to an increase in legal fees of $561 thousand, of which $319 thousand was related to the Company's anticipated merger with TD Banknorth Inc., which is expected to close in the first quarter of 2007. The aforementioned increases were partly offset by a decrease in advertising and promotion expense of $284 thousand.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 30.2% for the six months ended June 30, 2006 as compared to 31.2% for the same period of 2005. The decline in the tax rate was partly attributable to the increase in non-taxable interest income.

                               FINANCIAL CONDITION

Cash and Cash Equivalents

     At June 30, 2006, cash and cash equivalents was $39.6 million as compared to $42.6 million at December 31, 2005.


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

     The Company's U.S. Government-Sponsored Enterprises securities at June 30, 2006 and 2005 are not guaranteed by the U.S. Government; however, they are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At June 30, 2006 and 2005, approximately $15.1 million and $26.8 million, respectively, are bond or tax anticipation notes from local municipalities, which are not rated.

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, provide a source of income, ensure collateral is available for pledging requirements and manage asset quality diversification. At June 30, 2006, investment securities totaled $354.5 million and represented 21.4% of total assets, as compared to $356.5 million and 21.9%, respectively, at December 31, 2005. Securities AFS comprised 91.2% of the total securities portfolio at June 30, 2006 as compared to 90.0% at December 31, 2005. At June 30, 2006, the Company had a net unrealized loss of $6.6 million as compared to a net unrealized loss of $3.3 million at December 31, 2005. The decrease in value was attributed to an increase in market interest rates during that period.

     Proceeds from the sale of securities AFS amounted to $24.2 million and $77.1 million for the six months ended June 30, 2006 and 2005, respectively, which resulted in gross realized gains of $135 thousand and $670 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $46 thousand and $361 thousand for the six months ended June 30, 2006 and 2005, respectively. Proceeds from the sale of securities HTM amounted to $270 thousand for the six months ended June 30, 2005, which resulted in realized gains of $8 thousand. The HTM securities had significantly paid down to less than 85% of the original purchased balance through normal principal amortization and prepayments. These amounts are included in net gain on sale of securities in the unaudited condensed consolidated statements of income.

Loans

     Total loans amounted to $1.13 billion at June 30, 2006, an increase of $29.7 million from $1.10 billion at December 31, 2005. The growth was attributable to increases in commercial mortgage loans and construction loans of $12.8 million and $30.1 million, respectively.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. The Company's nonperforming assets at June 30, 2006 amounted to $4.1 million as compared to $3.7 million at December 31, 2005. The ratio of nonperforming assets to total loans and foreclosed real estate and other repossessed assets increased to 0.36% at June 30, 2006 from 0.33% at December 31, 2005.

     The following table lists nonaccrual loans and foreclosed real estate and other repossessed assets at June 30, 2006, and December 31, 2005: (in thousands)

                                            -------------   -------------
                                               June 30,      December 31,
                                                 2006            2005
                                            -------------   -------------

  Nonaccrual loans                                $ 2,972         $ 3,558
  Troubled debt restructurings                      1,013               -
  Foreclosed and other repossessed assets             112             122
                                            -------------   -------------
    Total nonperforming assets                    $ 4,097         $ 3,680
                                            =============   =============

Allowance for Loan and Lease Losses

     The ALLL is generally established through periodic charges to income through the provision for loan and lease losses. During the six months ended June 30, 2006, the ALLL remained flat at $10.6 million. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

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

     The following table presents the provisions for loan and lease losses, loans charged-off and recoveries on loans previously charged-off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three and six months ended June 30, 2006 and 2005: (dollars in thousands) (unaudited)

                                             --------------------  --------------------
                                              Three months ended     Six months ended
                                                    June 30,             June 30,
                                             --------------------  --------------------
                                               2006       2005       2006       2005
                                             ---------- ---------  ---------- ---------
Average loans outstanding                    $1,125,761 $ 991,543  $1,117,429  $969,104
                                             ========== =========  ========== =========

Allowance at beginning of period               $ 10,559   $ 9,876     $10,646    $9,797
                                             ---------- ---------  ---------- ---------
Loans charged-off:
          Commercial and financial                    -         -         158        89
          Commercial lease financing                 90       151         197       233
          Consumer loans                              2        10           3        13
                                             ---------- ---------  ---------- ---------
              Total                                  92       161         358       335
                                             ---------- ---------  ---------- ---------

Recoveries of loans previously charged-off:
          Real estate                                 -         -           -        72
          Commercial and financial                   57         1          57         1
          Commercial lease financing                  -         -           -         -
          Consumer loans                              -         4           4        10
                                             ---------- ---------  ---------- ---------
              Total                                  57         5          61        83
                                             ---------- ---------  ---------- ---------
Net loans charged-off                                35       156         297       252
                                             ---------- ---------  ---------- ---------

Provision for loan and lease losses                 125       225         300       400
                                             ---------- ---------  ---------- ---------
Allowance at end of period                     $ 10,649   $ 9,945     $10,649    $9,945
                                             ========== =========  ========== =========

Allowance to loans (end of period)                 0.94%     0.98%       0.94%     0.98
Ratio of net charge-offs to average loans
     (annualized)                                  0.01%     0.06%       0.05%     0.05

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

     At June 30, 2006 total deposits declined $19.9 million, or 1.6%, to $1.24 billion from December 31, 2005. The decrease was largely in non-interest bearing demand deposits, which declined $13.7 million, or 5.3%, to $246.5 million at June 30, 2006 from December 31, 2005. At June 30, 2006, non-interest bearing demand deposits amounted to $246.5 million, which equates to 19.9% of total deposits, which was down slightly from 20.6% at December 31, 2005. Other interest-bearing deposits decreased $9.7 million to $677.8 million at June 30, 2006 and remained at 54.6% of total deposits as compared to December 31, 2005. Time deposits amounted to $316.0 million, or 25.5%, of total deposits at June 30, 2006, as compared to $312.5 million, or 24.8% of total deposits at December 31, 2005.

     The  following  table  reflects  the  composition  of deposit  liabilities:
(dollars in thousands) (unaudited)

                                     --------------   -------------
                                        June 30,       December 31,
                                          2006             2005
                                     --------------   -------------

Non-interest bearing demand deposits    $   246,482     $   260,151
Interest bearing demand deposits            460,357         466,436
Savings deposits                            114,063         121,093
Money market deposits                       103,353          99,907
Time deposits                               315,960         312,521
                                     --------------   -------------
    Total                               $ 1,240,215     $ 1,260,108
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

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during the first six months of 2006. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

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

     The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At June 30, 2006, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 200 basis point declining interest rate environment. Based on that simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 2.3%. At June 30, 2006, the Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 200 basis point declining interest rate environment: (unaudited)


                          --------------------------------------------------
                          Percentage Change In Estimated Net Interest Income
                                     over a twelse month horizon
                          --------------------------------------------------
                                 June 30,                 June 30,
                                   2006                     2005
                            -------------------      --------------------
+200 basis points                         -2.3 %                    -3.3 %
+100 basis points                         -0.8                      -1.4
-100 basis points                          0.8                      -1.6
-200 basis points                          0.9                      -4.4

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

     At June 30, 2006, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At June 30, 2006, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.

     The capital levels of the Company and the Bank at June 30, 2006, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

     The  Company's  and the Bank's  capital  amounts and ratios are as follows:
(dollars in thousands)

                                                                                                     To Be "Well
                                                                                                 Capitalized" Under
                                                                             For Capital          Prompt Corrective
                                                      Actual              Adequacy Purposes       Action Provisions
                                              -----------------------   ----------------------  ---------------------
                                               Amount        Ratio         Amount      Ratio      Amount      Ratio
                                              ----------   ----------   ------------  --------  ----------  ---------
As of June 30, 2006 (unaudited):
   Total Capital (to Risk Weighted Assets):
     The Company                              $ 146,245        12.14 %     $ 96,349      8.00 %       N/A        N/A
     The Bank                                   146,517        12.14 %       96,563      8.00 % $ 120,704      10.00 %
   Tier 1 Capital (to Risk Weighted Assets):
     The Company                                135,576        11.26 %       48,175      4.00 %       N/A        N/A
     The Bank                                   135,848        11.25 %       48,282      4.00 %    72,422       6.00 %
   Tier 1 Capital (to Average Assets):
     The Company                                135,576         8.60 %       47,316      3.00 %       N/A        N/A
     The Bank                                   135,848         8.60 %       47,363      3.00 %    78,939       5.00 %

As of December 31, 2005:
   Total Capital (to Risk Weighted Assets):
     The Company                              $ 139,560        11.93 %     $ 93,595      8.00 %       N/A        N/A
     The Bank                                   140,863        11.98 %       94,042      8.00 % $ 117,553      10.00 %
   Tier 1 Capital (to Risk Weighted Assets):
     The Company                                128,894        11.02 %       46,797      4.00 %       N/A        N/A
     The Bank                                   130,197        11.08 %       47,021      4.00 %    70,532       6.00 %
   Tier 1 Capital (to Average Assets):
     The Company                                128,894         8.20 %       47,158      3.00 %       N/A        N/A
     The Bank                                   130,197         8.29 %       47,110      3.00 %    78,516       5.00 %


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

     The Company's most liquid assets are cash and cash equivalents. At June 30, 2006, the total of such assets amounted to $39.6 million, or 2.4%, of total assets, compared to $42.6 million, or 2.6%, of total assets at December 31, 2005.

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At June 30, 2006 and December 31, 2005, total deposits amounted to $1.24 billion and $1.26 billion, respectively. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At June 30, 2006, short-term borrowings from the FHLB and REPOS amounted to $97.8 million and $6.1 million, respectively, as compared to $46.2 million and $3.9 million, respectively, at December 31, 2005.

     Another significant liquidity source is the Company's securities portfolio. Total securities at June 30, 2006 amounted to $354.5 million, a decrease of $2.0 million, from $356.5 million at December 31, 2005. At

June 30, 2006 securities AFS amounted to $323.3 million, or 91.2%, of total securities compared to $320.8 million, or 90.0%, of total securities at December 31, 2005.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $101.8 million line of credit available through its membership in the FHLB of which $37.8 million was utilized at June 30, 2006.

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the unaudited Condensed Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. At June 30, 2006 outstanding commitments to fund loans totaled $317.5 million and outstanding standby letters of credit totaled $4.2 million.

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

Item 4:           CONTROLS AND PROCEDURES

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended June 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     The Company maintains internal control over financial reporting. There were no changes in our internal controls over financial reporting identified in connection with our evaluation of the Company's disclosure controls and procedures that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, those controls.

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

          o matters related to the merger may focus our management and employees away from day-to-day operations and require substantial commitments of time and resources which could otherwise have been devoted to other opportunities that could have been beneficial to us;

          o we would continue to face the risks that we currently face as an independent company.

Item 2.  Unregistered Sales of Equity in Securities and Use of Proceeds
          None.

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


Dated: August 9, 2006