Form 10-Q
period 2006-11-07
INTERCHANGE FINANCIAL SERVICES CORP /NJ/
filed 2006-11-09
CIK 755933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


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

         The number of outstanding shares of the Registrant's common stock, no par value per share, as of October 31, 2006, was 20,449,499.

                   INTERCHANGE FINANCIAL SERVICES CORPORATION

INDEX

PART I     FINANCIAL INFORMATION
                                                                    Page No.
  Item 1   Financial Statements

           Unaudited Condensed Consolidated Balance Sheets as of
           September 30, 2006 and December 31, 2005..........................1

           Unaudited Condensed Consolidated Statements of Income for the
           three and nine months ended September 30, 2006 and 2005...........2

           Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended
           September 30, 2006 and 2005.......................................3

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the nine months ended September 30, 2006 and 2005.................4

           Notes to Unaudited Condensed Consolidated Financial Statements....5

  Item 2   Management's Discussion and Analysis of Financial

           Condition and Results of Operations..............................21

  Item 3   Quantitative and Qualitative Disclosures About Market Risk.......36

  Item 4   Controls and Procedures..........................................40


PART II    OTHER INFORMATION


  Item 1   Legal Proceedings................................................41

  Item 1A  Risk Factors.....................................................41

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds......42

  Item 3   Defaults upon Senior Securities..................................42

  Item 4   Submission of Matters to a Vote of Security Holders..............42

  Item 5   Other Information................................................42

  Item 6   Exhibits.........................................................42

           Signatures.......................................................43

                         PART I - FINANCIAL INFORMATION

Item 1:     FINANCIAL STATEMENTS
Interchange Financial Services Corporation

-----------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------
(dollars in thousands, except share data)
(unaudited)                                                         September 30,  December 31
                                                                        2006          2005
                                                                   --------------- -----------
Assets
Cash and due from banks                                                $    38,046 $    42,620
Interest bearing demand deposits                                                 1           4
                                                                   --------------- -----------
Total cash and cash equivalents                                             38,047      42,624
                                                                   --------------- -----------

Securities held-to-maturity at amortized cost (estimated fair value of $31,113 and $36,199 for September 30, 2006 and December 31,
     2005, respectively)                                                    30,687      35,714
                                                                   --------------- -----------
Securities available-for-sale at estimated fair value (amortized cost of $288,900 and $324,548 for September 30, 2006 and
     December 31, 2005, respectively)                                      286,327     320,752
                                                                   --------------- -----------
Loans held-for-sale                                                          2,261       1,487
                                                                   --------------- -----------

Loans and leases (net of unearned income and deferred fees of
     $6,913 and $6,786 for September 30, 2006 and December 31,
     2005, respectively)                                                 1,137,803   1,104,482
Less:  Allowance for loan and lease losses                                  10,305      10,646
                                                                   --------------- -----------
Net loans and leases                                                     1,127,498   1,093,836
                                                                   --------------- -----------

Bank owned life insurance                                                   27,767      26,941
Premises and equipment, net                                                 16,593      17,509
Foreclosed assets and other repossessed assets                                 148         122
Goodwill                                                                    68,922      68,910
Intangible assets                                                            4,903       5,469
Accrued interest receivable and other assets                                18,122      18,022
                                                                   --------------- -----------
Total assets                                                           $ 1,621,275 $ 1,631,386
                                                                   =============== ===========

Liabilities
Deposits
    Non-interest bearing                                               $   226,433 $   260,151
    Interest bearing                                                     1,006,400     999,957
                                                                   --------------- -----------
Total deposits                                                           1,232,833   1,260,108
                                                                   --------------- -----------

Securities sold under agreements to repurchase                              12,264       3,939
Short-term borrowings                                                       64,580      46,150
Long-term borrowings                                                        90,328     110,333
Subordinated debentures                                                     20,620      20,620
Accrued interest payable and other liabilities                              11,551      11,234
                                                                   --------------- -----------
Total liabilities                                                        1,432,176   1,452,384
                                                                   --------------- -----------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, without par value; 33,750,000 shares authorized;
     20,442,499 and 20,138,668 shares issued and outstanding for
    September 30, 2006 and December 31, 2005, respectively.                  5,397       5,397
Capital surplus                                                             97,395      97,238
Retained earnings                                                          105,891      99,222
Accumulated other comprehensive loss, net of taxes of $1,005 and
     ($1,497) for September 30, 2006 and December 31, 2005,
     respectively.                                                          (1,580)     (2,310)
                                                                   --------------- -----------
                                                                           207,103     199,547
Less:  Treasury stock                                                       18,004      20,545
                                                                   --------------- -----------
Total stockholders' equity                                                 189,099     179,002
                                                                   --------------- -----------
Total liabilities and stockholders' equity                             $ 1,621,275 $ 1,631,386
                                                                   =============== ===========
-----------------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

Interchange Financial Services Corporation
---------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
(unaudited)                                                   Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                             ------------------------  ------------------------
                                                              2006          2005          2006         2005
                                                             ----------  ------------  ------------- ----------
Interest income
Interest on loans and leases                                  $ 20,138      $ 17,097       $ 58,578    $ 47,907
Interest on federal funds sold                                       5            17              5          18
Interest and dividends on securities
  Taxable interest income                                        2,700         2,342          7,783       7,464
  Interest income exempt from federal income taxes                 644           545          1,970       1,332
  Dividends                                                        170            59            428         196
                                                             ---------  ------------  ------------- -----------
Total interest income                                           23,657        20,060         68,764      56,917
                                                             ---------  ------------  ------------- -----------

Interest expense
Interest on deposits                                             7,828         5,265         21,404      13,782
Interest on securities sold under agreements to repurchase          83            35            180          91
Interest on short-term borrowings                                1,006           370          2,133         900
Interest on long-term borrowings and subordinated debentures     1,298           686          4,106       1,391
                                                             ---------  ------------  ------------- -----------
Total interest expense                                          10,215         6,356         27,823      16,164
                                                             ---------  ------------  ------------- -----------

Net interest income                                             13,442        13,704         40,941      40,753
Provision for loan and lease losses                                150           300            450         700
                                                             ---------  ------------  ------------- -----------
Net interest income after provision for loan and lease losses   13,292        13,404         40,491      40,053
                                                             ---------  ------------  ------------- -----------

Non-interest income
Service fees on deposit accounts                                   929           910          2,829       2,682
Net gain on sale of securities                                      41            77            130         394
Net gain on sale of loans and leases                               175           498            931         877
Bank owned life insurance                                          276           270            826         819
Commissions on sale of annuities and mutual funds                  140           237            417         567
Other                                                              794           685          2,688       2,008
                                                             ---------  ------------  ------------- -----------
Total non-interest income                                        2,355         2,677          7,821       7,347
                                                             ---------  ------------  ------------- -----------

Non-interest expense
Salaries and benefits                                            5,228         5,236         16,091      15,145
Occupancy                                                        1,602         1,382          4,833       4,188
Furniture and equipment                                            319           309          1,041         940
Advertising and promotion                                          190           242            724       1,060
Amortization of intangible assets                                  186           126            566         378
Other                                                            2,151         1,952          6,721       5,870
                                                             ---------  ------------  ------------- -----------
Total non-interest expense                                       9,676         9,247         29,976      27,581
                                                             ---------  ------------  ------------- -----------

Income before income taxes                                       5,971         6,834         18,336      19,819
Income taxes                                                     1,828         2,158          5,560       6,208
                                                             ---------  ------------  ------------- -----------
Net income                                                    $  4,143      $  4,676       $ 12,776    $ 13,611
                                                             =========  ============  ============= ===========

Basic earnings per common share                                  $0.20         $0.24          $0.63       $0.71
                                                                 =====         =====          =====       =====
Diluted earnings per common share                                $0.20         $0.24          $0.61       $0.69
                                                                 =====         =====          =====       =====
---------------------------------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

Interchange Financial Services Corporation
------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)
                                                                     Accumulated
                                                                       Other
                                              Comprehensive Retained Comprehensive Common   Capital   Treasury
                                                  Income    Earnings Income (Loss)  Stock   Surplus    Stock      Total
                                              ------------- -------- ------------- ------   -------  --------- ---------
Balance at January 1, 2005                                  $ 86,542      $ (633)  $5,397   $73,320  $ (14,471) $150,155
Comprehensive income
    Net Income                                   $ 13,611     13,611                                              13,611
    Other comprehensive losses, net of taxes
       Less: unrealized losses on AFS debt
        securities                                 (1,378)
       Less: net gains on disposition of
        securities                                   (236)
                                               ----------
    Other comprehensive losses, net of taxes       (1,614)                (1,614)                                 (1,614)
                                               ----------
Comprehensive income                             $ 11,997
                                               ==========

Dividends on common stock                                     (5,170)                                             (5,170)
Issued 18,772 shares of common stock in
    connection with Executive Compensation Plan                                                 173        162       335
Exercised 30,585 option shares                                                                   38        241       279
Purchased 6,455 shares of common stock                                                                    (112)     (112)
Payout of fractional shares resulting from the
    three-for-two stock split declared
    January 18, 2005 and paid on February
    18, 2005                                                      (7)                                                 (7)

                                                            -------- -----------  -------  --------  --------- ---------
 Balance at September 30, 2005                                94,976      (2,247)   5,397    73,531    (14,180)  157,477

Comprehensive income
    Net Income                                    $ 6,094      6,094                                               6,094
    Other comprehensive losses, net of taxes
       Less: unrealized losses on AFS debt
        securities                                    (53)
       Less: net gains on disposition of
        securities                                      -
       Minimum pension liability adjustment           (10)
                                               ----------
    Other comprehensive losses, net of taxes          (63)                   (63)                                    (63)
                                               ----------
Comprehensive income                              $ 6,031
                                               ==========

Dividends on common stock                                     (1,843)                                             (1,843)
Issued 1,323,181 shares of common stock in
    connection with the acquisition of
    Franklin Bank                                                                            23,738               23,738
Exercised 14,437 option shares                                                                  (31)       142       111
Purchased 321,737 shares of common stock                                                                (5,791)   (5,791)
Payout of fractional shares in connection with
    the acquisition of Franklin Bank                              (5)                                                 (5)
Reacquired 39,228 shares in settlement of lawsuit                                                         (716)     (716)

                                                            -------- -----------  -------  --------  --------- ---------
Balance at December 31, 2005                                  99,222      (2,310)   5,397    97,238    (20,545)  179,002

Comprehensive income
    Net Income                                     12,776     12,776                                              12,776
    Other comprehensive losses, net of taxes
       Add: unrealized gains on AFS debt
        securities                                    957
       Less: net gains on disposition of
        securities                                   (227)
                                               ----------
    Other comprehensive losses, net of taxes          730                    730                                     730
                                               ----------
Comprehensive income                             $ 13,506
                                               ==========

Dividends on common stock                                     (6,107)                                             (6,107)
Unvested restricted stock                                                                      (210)                (210)
Amortization of deferred compensation of
 restricted stock                                                                               336                  336
Sale of 10,412 of discounted shares of stock                                                     40        108       148
Exercised 232,160 option shares                                                                (181)     2,442     2,261
Forfeiture of 554 shares from restricted
 stock issued                                                                                    (4)        (5)       (9)
Tax benefit from exercise of 56,100
 nonincentive option shares                                                                     176                  176
Purchased 227 shares of common stock                                                                        (4)       (4)

                                                           --------- -----------  -------  --------  --------- ---------
Balance at September 30, 2006                              $ 105,891    $ (1,580)  $5,397   $97,395   $(18,004) $189,099
                                                           ========= ===========  =======  ========  ========= =========
------------------------------------------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.
All share data was restated to reflect a 3-for-2 stock split declared on January 18, 2005 and paid on February 18, 2005.

INTERCHANGE FINANCIAL SERVICES CORPORATION
----------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
----------------------------------------------------------------------------------------------
(in thousands) (unaudited)
                                                                           2006         2005
                                                                      ------------  ----------
Cash flows from operating activities
Net income                                                                $ 12,776    $ 13,611
Adjustments to reconcile net income to net cash provided by
     operating activities
  Depreciation and amortization                                              1,723       1,495
  Amortization of securities premiums                                        1,919       3,043
  Accretion of securities discounts                                           (617)       (175)
  Amortization of loan premiums                                                 54          67
  Amortization of premiums in connection with acquisition                      512         518
  Provision for loan and lease losses                                          450         700
  Increase in cash surrender value of Bank Owned Life Insurance               (826)       (819)
  Net gain on sale of securities                                              (130)       (394)
  Origination of loans held for sale                                       (23,488)    (22,766)
  Net gain on sale of  loans and leases                                       (931)       (877)
  Net gain on sale of fixed assets                                              (3)          -
  Write off of foreclosed and repossessed assets                                68          13
  Net loss on sale of foreclosed and repossessed assets                          2           -
Decrease (increase) in operating assets
  Accrued interest receivable                                                  197        (673)
  Deferred taxes                                                              (248)      1,243
  Sale of loans held for sale                                               23,628      23,584
  Other Assets                                                                (769)     (3,313)
  Increase (decrease) in operating liabilities
  Accrued interest payable                                                     382         528
  Other                                                                        (65)        885
                                                                      ------------  ----------
Cash provided by operating activities                                       14,634      16,670
                                                                      ------------  ----------
Cash flows from investing activities
(Payments for) proceeds from
  Net originations of loans and leases                                     (35,027)   (112,778)
  Purchase of loans and leases                                                   -      (4,678)
  Sale of loans and leases                                                     686       1,792
  Purchase of securities available-for-sale                               (129,031)   (136,466)
  Maturities of securities available-for-sale                              127,425      92,475
  Sale of securities available-for-sale                                     36,207      89,926
  Maturities of securities held-to-maturity                                 19,536       1,705
  Sale of securities held-for-sale                                               -         270
  Sale of foreclosed and other repossessed assets                               72           -
  Purchase of securities held-to-maturity                                  (14,634)    (21,891)
  Purchase of fixed assets                                                  (2,945)     (1,054)
  Premium in connection with acquisition                                         6           -
  Sale of fixed assets                                                       2,380       1,171
                                                                      ------------  ----------
Cash provided by (used in) investing activities                              4,675     (89,528)
                                                                      ------------  ----------

Cash flows from financing activities
Proceeds from (payments for)
  Net change in deposits                                                   (27,227)     19,996
  Securities sold under agreements to repurchase and other borrowings      854,457     801,865
  Retirement of securities sold under agreement to repurchase and
         other borrowings                                                 (847,707)   (763,411)
  Issuance of long term subordinated debentures                                  -      20,620
  Dividends                                                                 (6,107)     (5,170)
  Common stock issued                                                          274         335
  Forfeiture of restricted stock                                                (9)          -
  Payout of fractional shares resulting from 3-for-2 stock split                 -          (7)
  Exercise of nonincentive option shares                                       755           -
  Tax benefit from exercise of nonincentive stock options                      176           -
  Treasury stock                                                                (4)       (112)
  Exercise of incentive option shares                                        1,506         279
                                                                      ------------  ----------
Cash provided by (used in) financing activities                            (23,886)     74,395
                                                                      ------------  ----------
Increase  in cash and cash equivalents                                      (4,577)      1,537
Cash and cash equivalents, beginning of period                              42,624      33,110
                                                                      ------------  ----------
Cash and cash equivalents, end of period                                  $ 38,047    $ 34,647
                                                                      ============  ==========
Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                                $ 27,823    $ 15,883
  Income taxes                                                               6,962       7,217
Supplemental disclosure of non-cash investing and financing activities:
  Loans transferred to foreclosed real estate and other repossessed assets     168          13
----------------------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006


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

     The condensed consolidated financial data for the nine month periods ended September 30, 2006 and 2005, are unaudited but reflect adjustments consisting of only normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for any other period or the full year.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates pertain to the allowance for loan and lease losses, the fair value of financial instruments, goodwill, intangibles, income taxes and retirement benefits.

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

     On September 29, 2006, the Financial Accounting Standards Board "FASB" issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial conditions or results of operations.

     On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting

Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

     Fair Value Measurement: In September 2006, FASB issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 provides guidance for using fair value of measure assets and liabilities. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. FAS 157 provides guidance about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair value measurements have on earnings. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Company's financial condition or results of operations.

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

                                             -------------  ------------
                                             For the three  For the nine
                                             months ended   months ended
                                             September 30,  September 30,
                                                  2005          2005
                                             -------------  -------------
Net Income
     As reported                                   $4,676        $13,611
     Less: Total stock-based compensation
     expense determined under the fair
     value method for all rewards, net of
     related tax effects                              260            782
                                             -------------  -------------
     Pro-forma                                     $4,416        $12,829
                                             =============  =============

Earnings per share:
Basic:
     As reported                                     0.24           0.71
     Pro forma                                       0.23           0.67
Diluted:
     As reported                                     0.24           0.69
     Pro forma                                       0.23           0.66

     On October 18, 2005, the Compensation Committee of the Board approved the accelerated vesting of all then outstanding unvested options to purchase common stock of the Company previously awarded to employees, officers and directors. No options were granted during the nine months ended September 30, 2006. As a result of these actions, there was no option expense or unrecognized costs recorded during the period.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants issued during the nine months ended September 30, 2005: dividend yield of 2.00%; expected volatility of 23.07%; risk-free interest rate of 3.87%; and expected lives of approximately 7 years.

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


     The following table presents the activity related to options under all plans for the nine months ended September 30, 2006 (in thousands) (unaudited).

                                             Weighted-
                                Options   Average Exercise
                                               Price
                               ---------------------------

Outstanding at January         1,407,919        $ 12.41
Granted                                -              -
Excercised                      (232,160)          9.74
Forfeited                              -              -
                               ------------------------
Outstanding at September 30    1,175,759        $ 12.94
                               ========================

All options are exercisable as of September 30, 2006. The weighted average remaining life of options outstanding at September 30, 2006 was 6.3 years.

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

     As of September 30, 2006, unrecognized compensation cost related to unvested restricted stock totaled $1.1 million. The cost is expected to be recognized over a weighted average period of 2.3 years. The total grant date fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $263,000 and $253,000, respectively.

The following table presents the activity for restricted stock for the nine months ended September 30, 2006.

                                                            Weighted Average
                                                            Grant-Date Fair
                                       Number of Shares       Value (000)
                                      ------------------  -------------------
Unvested as of December 31, 2005                  52,782              $   680
Granted                                           72,448                1,231
Vested                                           (24,694)                (263)
Forfeited                                           (554)                 (10)
                                     -------------------  -------------------
Unvested as of September 30, 2006                 99,982              $ 1,638
                                     ===================  ===================

2.   Pending Merger

     On April 13, 2006, the Company announced that it had entered into a definitive agreement whereby TD Banknorth Inc. would acquire the Company for approximately $480.6 million in an all cash transaction. The terms of the merger agreement call for each outstanding share of the Company's common stock to be converted into the right to receive $23.00 in cash per share.

     On October 16, 2006 at its annual meeting Interchange shareholders approved the merger agreement between TD Banknorth Inc. and the Company.


3.   Acquisitions

     On October 13, 2005 the Company completed its acquisition of Franklin Bank ("Franklin"), a one branch bank operating in Nutley, Essex County, New Jersey. The Company's acquisition of Franklin is intended to further enhance Interchange's presence in northern New Jersey. At October 13, 2005 Franklin had approximately, $87.0 million in total assets, $77.2 million in net loans and
$76.0 million in deposits. Under the terms of the agreement, the total consideration received by Franklin shareholders in the merger is fixed at 1,323,575 shares of the common stock of the Company. Based upon the Company's average closing stock price three days prior to and after the date of announcement of the acquisition which occurred on September 23, 2005 of $17.94, the transaction represents total consideration of approximately $24.9 million, including approximately $1.2 million for the cash payment for option holders. Under the definitive agreement, each Franklin shareholder received 1.2264 Company shares for each Franklin share held immediately prior to the merger.

     The acquisition was accounted for as a purchase and the cost in excess of the fair value of net assets acquired was allocated first to net identified intangibles and then to goodwill. The goodwill is not tax deductible. The nine months results of operations ending September 30, 2006 also include those of the acquired bank for the same period.

4.   Earnings Per Common Share

     Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock, and are determined using the treasury stock method. At September 30, 2006 and 2005, the weighted average diluted shares outstanding for the nine months were approximately 20.9 million and 19.6 million, respectively.

     The following table shows the computation of earnings per shares: (dollars in thousands, except per share amounts) (unaudited)

                           ------------------------------------------------  -----------------------------------------------------
                                          Three Months Ended,                                Nine Months Ended,
                           ------------------------------------------------  -----------------------------------------------------
                             September 30, 2006        September 30, 2005        September 30, 2006          September 30, 2005
                           -----------------------  -----------------------  --------------------------  -------------------------
                                  Weighted   Per           Weighted   Per             Weighted    Per            Weighted   Per
                                  Average   Share           Average  Share            Average    Share           Average   Share
                           Income  Shares   Amount  Income   Shares  Amount   Income   Shares    Amount   Income  Shares   Amount
                           ------ -------- -------  ------ -------- -------  -------  --------  -------  ------- --------- -------
Basic Earnings per
   Common Share
Income available to
   common shareholders     $4,143   20,335   $0.20  $4,676   19,160   $0.24  $12,776    20,279    $0.63  $13,611   19,149   $0.71
                                             =====                    =====                     =======                     =====

Effect of Dilutive Shares
Options issued to
   management                          598                      447                        549                        436
                                  --------                  -------                   --------                    -------

Diluted Earnings per
   Common Share            $4,143   20,933   $0.20  $4,676   19,607   $0.24  $12,776    20,828    $0.61  $13,611   19,585   $0.69
                           ====== ========   =====  ======  =======   =====  =======  ========  =======  =======  =======   =====

5.   Commitments and Contingent Liabilities

Legal Proceedings

     The Company is a party to routine litigations involving various aspects of its business, none of which, in the opinion of management, is expected to have a material adverse impact on the unaudited condensed consolidated financial condition, results of operations or liquidity of the Company.


Commitments to Extend Credit

     At September 30, 2006, the Company had commitments to extend credit of approximately $323.5 million, of which approximately $5.4 million represents standby letters of credit.


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

                                   -----------------    ------------------
                                     September 30,         December 31,
                                         2006                 2005
                                   -----------------    ------------------

Intangible assets                           $ 6,975               $ 6,975
Accumulated amortization                     (2,072)               (1,506)
                                   -----------------    ------------------
  Net intangible assets                     $ 4,903               $ 5,469
                                   =================    ==================

     Intangible assets are a result of acquisitions and are primarily related to core deposit intangibles ("CDI") which have an estimated life of 10 years. For each of the three month periods ended September 30, 2006 and 2005, the CDI amortized were $186 thousand and $126 thousand, respectively. For each of the nine month periods ended September 30, 2006 and 2005, the CDI amortized were $566 thousand and $378 thousand, respectively. The CDI is periodically reviewed for impairment.

     At September 30, 2006 the scheduled amortization of the intangible assets is as follows (in thousands) (unaudited):

2006 for remaining period          $   187
2007                                   747
2008                                   747
2009                                   747
2010                                   747
Thereafter                           1,728
                             -------------
Total                              $ 4,903
                             =============

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

8.   Cash Dividend

     On October 17, 2006, the Company declared a cash dividend of $0.10 per share payable on November 7, 2006, to holders of record as of October 30, 2006.


9.   Securities Held-to-Maturity and Securities Available-for-Sale

     Securities  held-to-maturity  ("HTM")  and  securities   available-for-sale
("AFS") consist of the following: (in thousands) (unaudited)

                                          -------------------------------------------------------------
                                                              September 30, 2006
                                          -------------------------------------------------------------
                                                                Gross        Gross         Estimated
                                             Amortized        Unrealized   Unrealized        Fair
                                                Cost            Gains        Losses          Value
                                          ----------------   -----------  -----------   --------------
Securities held-to-maturity
     Government-Sponsored Enterprises:
          Mortgage-backed securities             $     718       $     5    $       1        $     722
     Obligations of states & political
             subdivisions                           29,969           437           15           30,391
                                          ----------------   -----------  -----------   --------------
                                                 $  30,687       $   442    $      16        $  31,113
                                          ================   ===========  ===========   ==============

Securities available-for-sale
     Government-Sponsored Enterprises:
          Mortgage-backed securities             $ 150,308       $   146    $   1,771        $ 148,683
          Other debt                                92,105            17        1,068           91,054
     Obligations of states & political
             subdivisions                           35,118           140           37           35,221
     Equity securities                              11,369             -            -           11,369
                                          ----------------   -----------  -----------   --------------
                                                   288,900           303        2,876          286,327
                                          -----------------   -----------  -----------   --------------

        Total securities                         $ 319,587       $   745    $   2,892        $ 317,440
                                          ================   ===========  ===========   ==============

                                          -------------------------------------------------------------
                                                                December 31, 2005
                                          -------------------------------------------------------------
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
                                          ================   ===========  ===========   ==============

     At September 30, 2006, the contractual maturities of securities HTM and securities AFS are as follows: (in thousands) (unaudited)

                                     Securities               Securities
                                 Held-to-Maturity          Available-for-Sale
                              ------------------------ ----------------------
                                            Estimated               Estimated
                              Amortized        Fair    Amortized      Fair
                                 Cost         Value       Cost       Value
                              ----------  ------------ ---------  -----------
  Within 1 year                $   3,579     $   3,589  $ 88,460     $ 87,943
  After 1 but within 5 years       3,678         3,783   160,778      158,698
  After 5 but within 10 years     17,796        18,044    23,056       23,002
  After 10 years                   5,634         5,697     5,237        5,315
  Equity securities                    -             -    11,369       11,369
                              ----------   ----------- ---------  -----------
                               $  30,687      $ 31,113  $288,900     $286,327
                              ==========   =========== =========  ===========

     Proceeds from the sale of securities AFS amounted to $36.2 million and $89.9 million for the nine months ended September 30, 2006 and 2005, respectively, which resulted in gross realized gains of $176 thousand and $747 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $46 thousand and $361 thousand for the nine months ended September 30, 2006 and 2005, respectively. Proceeds from the sale of securities HTM amounted to $270 thousand for the nine months ended September 30, 2005, which resulted in realized gains of $8 thousand. The HTM securities had significantly paid down to less than 85% of the original purchased balance through normal principal amortization and prepayments. These amounts are included in net gain on sale of securities in the unaudited condensed consolidated statements of income.

     The investment portfolio is evaluated at least quarterly to determine if there are any securities with losses that are other-than-temporary. As of September 30, 2006, the Company has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of our investment portfolio. None of the investments are believed to be other-than-temporarily impaired. The Company has the ability and intent to hold the securities until maturity to recover the entire value.

     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at September 30, 2006: (in thousands) (unaudited)

                                    ------------------- -------------------  -------------------
                                     12 months or less  12 months or longer        Totals
                                    ------------------- -------------------  -------------------
                                      Fair   Unrealized  Fair    Unrealized    Fair   Unrealized
                                      Value    Losses    Value     Losses      Value   Losses
                                    --------- --------- -------- ----------  -------- ----------
Securities AFS
Government-Sponsored Enterprises:
     Mortgage-backed securities      $ 39,689    $  275  $ 75,025    $1,496  $114,714     $1,771
     Obligations of U.S. agencies       5,026        14    75,448     1,054    80,474      1,068
Obligations of states & political
        subdivisions                    1,718        19     1,830        18     3,548         37
                                    --------- --------- --------- ---------  -------- ----------
                                     $ 46,433    $  308  $152,303    $2,568  $198,736     $2,876
                                    ========= ========= ========= =========  ======== ==========

Securities HTM
Government-Sponsored Enterprises:
     Mortgage-backed securities      $    178    $    -  $    124    $    1  $    302     $    1
Obligations of states & political
        subdivisions                    4,236        11       356         4     4,592         15
                                    --------- --------- --------- ---------  -------- ----------
                                     $  4,414    $   11  $    480    $    5  $  4,894     $   16
                                    ========= ========= ========= =========  ======== ==========


     The following table summarizes all securities that have an unrealized loss and the duration of the unrealized loss at December 31, 2005: (in thousands)

                                    ------------------- -------------------  -------------------
                                     12 months or less  12 months or longer        Totals
                                    ------------------- -------------------  -------------------
                                      Fair   Unrealized  Fair    Unrealized    Fair   Unrealized
                                      Value    Losses    Value     Losses      Value   Losses
                                    --------- --------- -------- ----------  -------- ----------
Securities AFS
Government-Sponsored Enterprises:
     Mortgage-backed securities      $ 42,556    $  561  $ 53,118    $1,148  $ 95,674     $1,709
     Obligations of U.S. agencies       6,058        89   153,227     2,451   159,285      2,540
Obligations of states & political
        subdivisions                    3,423        33     2,512        27     5,935         60
                                    --------- --------- --------- ---------  -------- ----------
                                     $ 52,037    $  683  $208,857    $3,626  $260,894     $4,309
                                    ========= ========= ========= =========  ======== ==========

Securities HTM
Government-Sponsored Enterprises:
     Mortgage-backed securities      $    273    $    2  $     24         -  $    297     $    2
Obligations of states & political
        subdivisions                    2,577         9         -         -     2,577          9
                                    --------- --------- --------- ---------  -------- ----------
                                     $  2,850    $   11  $     24         -  $  2,874     $   11
                                    ========= ========= ========= =========  ======== ==========

     Securities with carrying amounts of $184.9 million and $76.1 million at September 30, 2006 and December 31, 2005, respectively, were pledged for public entity deposits, Federal Home Loan Bank advances, securities sold under repurchase agreements and other purposes required by law.

10.  Loans

     The composition of the loan portfolio is summarized as follows: (in thousands) (unaudited)

                                      --------------     ---------------
                                      September 30,        December 31,
                                          2006                 2005
                                      --------------     ---------------

Real estate
  Residential                            $   280,564         $   291,448
  Commercial                                 504,846             479,120
  Construction                               110,538              92,390

Commercial
  Commercial and financial                   218,883             211,704
  Lease financing                             20,345              24,584

Consumer
  Lease financing                                  -                  94
  Installment                                  2,627               5,142
                                      --------------      --------------
                                           1,137,803           1,104,482
Allowance for loan and lease losses          (10,305)            (10,646)
                                      --------------      --------------
Net loans and leases                     $ 1,127,498         $ 1,093,836
                                      ==============      ==============

     Loans are net of unearned income and deferred fees of $6.9 million and $6.8 million at September 30, 2006 and December 31, 2005, respectively.

Nonperforming Loans

     Nonperforming loans include loans that are accounted for on a nonaccrual basis and troubled debt restructurings. Nonperforming loans are as follows: (in thousands) (unaudited)

                                    ---------------     ---------------
                                     September 30,       December 31,
                                         2006                2005
                                    ---------------     ---------------

Nonaccrual loans
  Residential real estate                   $   179             $   822
  Commercial real estate                        176                 363
  Commercial and financial                    1,812                 997
  Commercial lease financing                    342               1,290
  Consumer                                      196                  86
                                    ---------------     ---------------
                                              2,705               3,558
                                    ---------------     ---------------

Troubled debt restructurings                  1,013                   -
                                    ---------------     ---------------

Total nonperforming loans                   $ 3,718             $ 3,558
                                    ===============     ===============

11.  Allowance for Loan and Lease Losses

     The Company's recorded investment in impaired loans is as follows: (in thousands) (unaudited)

                                                   ---------------------- ---------------------
                                                        September 30,           December 31,
                                                            2006                   2005
                                                   ---------------------- ---------------------
                                                    Investment    Related  Investment   Related
                                                       in       Allowance     in      Allowance
                                                     Impaired    for Loan   Impaired   for Loan
                                                      Loans       Losses      Loans     Losses
                                                    ---------- ---------- ---------- ----------
Impaired loans
    With a related allowance for loan losses
           Commercial and financial                    $ 1,220      $ 272    $   997      $ 281
           Commercial real estate                          180          4        380          4
           Residential real estate                           -          -        594         88
    Without a related allowance for loan losses
           Commercial and financial                        788          -          -          -
           Commercial real estate                          536          -          -          -
                                                   ----------- ---------- ----------  ---------
                                                       $ 2,724      $ 276    $ 1,971      $ 373
                                                   =========== ========== ==========  =========

Changes in the  allowance  for loan and lease losses are  summarized as follows:
(in thousands) (unaudited)

                                                -----------------------   ----------------------
                                                  Three months ended         Nine months ended
                                                     September 30,             September 30,
                                                -----------------------   ----------------------
                                                   2006        2005         2006          2005
                                                ----------  -----------   ----------  ----------
Balance at beginning of period                    $ 10,649     $  9,945    $ 10,646      $ 9,797
Additions (deductions)
  Provision charged to operations                      150          300         450          700
  Recoveries on loans previously charged-off            23           18          84          101
  Loans charged-off                                   (517)        (104)       (875)        (439)
                                                ----------  -----------   ---------   ----------
Balance at end of period                          $ 10,305     $ 10,159    $ 10,305      $10,159
                                                ==========  ===========   =========   ==========

12.  Other Non-interest Expense

     Expenses included in other non-interest expense are as follows: (in thousands) (unaudited)

                                      ---------------------    -----------------------
                                        Three months ended       Nine months ended
                                          September 30,             September 30,
                                      ---------- -----------   -----------------------
                                         2006        2005          2006        2005
                                      ---------- -----------   -----------  ----------
Professional fees                        $   510     $   406       $ 1,275     $ 1,184
Legal fees                                   204         254         1,206         695
Directors' fees, travel and retirement       202         230           570         652
Data processing                              292         271           841         800
All other                                    943         791         2,829       2,539
                                      ---------- -----------   -----------  ----------
   Total                                 $ 2,151     $ 1,952       $ 6,721     $ 5,870
                                      ========== ===========   ===========  ==========

13. Long-term Borrowings

Long-term borrowings consist of the following Federal Home Loan Bank of New York ("FHLB") advances: (in thousands) (unaudited)

                          September 30, 2006          December 31, 2005
        Maturity      ------------------------   --------------------------
          Date           Balance        Rate        Balance          Rate
-------------------   ------------   ---------   --------------  ----------

January 2007 (a)                -           -        $  10,000        4.22

January 2007                    -           -           10,000        2.69

January 2010 (b)         $ 15,000        3.66           15,000        3.66

October 2015 (c)           50,000        3.99           50,000        3.99

December 2015 (d)          25,000        3.94           25,000        3.94
                      -----------   ---------    -------------   ---------
                         $ 90,000        3.92%       $ 110,000        3.84%
                      ===========   =========    =============   =========

(a) The FHLB has an option to call this advance on a quarterly basis if the 3-month LIBOR resets above 7.50%.
(b)  The FHLB has an option to call this advance in January 2008.
(c) The FHLB has an option to call this advance quarterly after October 4, 2008.
(d) The FHLB has an option to call this advance quarterly after December 30, 2007.

     Included in long-term borrowings is a capitalized lease of $328 thousand and $333 thousand at September 30, 2006 and December 31, 2005, respectively.

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

     The following table shows the aggregated components of net periodic benefit costs for the periods noted: (in thousands) (unaudited)

                                     ----------------------------  -----------------------------
                                          Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                     ----------------------------  -----------------------------
                                         2006            2005           2006            2005
                                     ------------   -------------  -------------   -------------
Service cost                                    -           $ 198              -           $ 594
Interest cost                                $ 86             102          $ 258             306
Expected return on plan assets                (65)            (56)          (195)           (168)
Amortization of prior service cost              -               1              -               3
Amortization of net (gain) loss                 -               1             (1)              3
                                     ------------   -------------  -------------   -------------
Net periodic benefit cost                    $ 21           $ 246          $  62           $ 738
                                     ============   =============  =============   =============

     During 2006 the Bank contributed $466 thousand to the Pension Plan. At December 31, 2005 the Pension Plan and the defined benefit portion of the Supplemental Plan and the Directors Plan were frozen.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following discussion is an analysis of the condensed consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 hereof. In addition, you should read this section in conjunction with Management's Discussion and Analysis and Results of Operations included in Amendment No. 1 to the Company's 2005 Annual Report on Form 10-K/A.

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

     As  of  September  30,  2006,  the  Company  had  consolidated   assets  of
approximately   $1.6  billion,   deposits  of  approximately  $1.2  billion  and
shareholders' equity of approximately $189 million.

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

Critical Accounting Policies and Judgments

     The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Amendment No. 1 to our 2005 Annual Report on Form 10-K/A, Note 1 "Nature of Business and Summary of Significant Accounting Policies" to our consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA"): "Critical Accounting Policies and Judgments." Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses ("ALLL") is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

     The Company considers the ALLL of $10.3 million adequate to cover estimated losses inherent in the loan portfolio, loan commitments and standby and other letters of credit that may become uncollectible based on management's evaluations of the size and current risk characteristics of the loan and lease portfolio as of the balance sheet date. The evaluations consider such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of the borrowers, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. For further discussion see the "Loan Quality" and "Allowance for Loan and Lease Losses" sections of the MDA, along with Note 1 "Nature of Business and Summary of Significant Accounting Policies";
Note 6 "Allowance for Loan and Lease Losses"; and Note 12 "Commitments and Contingent Liabilities" to the Consolidated Financial Statements in Amendment No. 1 to our 2005 Annual Report on Form 10-K/A.

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

                 THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                              RESULTS OF OPERATIONS

Summary

     For the third quarter of 2006, the Company reported earnings per diluted common share of $0.20, as compared to $0.24 for the same period in 2005. Net income for the three months ended September 30, 2006 was approximately $4.1 million compared to $4.7 million for the same period in 2005. Earnings per share was affected by both the decline in net income and an increase in the average diluted shares outstanding.

     The Company's return on average assets decreased to 1.01% for the three months ended September 30, 2006 as compared to 1.22% for the three months ended September 30, 2005. In addition, the Company's return on average stockholders' equity decreased to 8.94% for the third quarter 2006 versus 11.98% for the third quarter in 2005.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest income exempt from federal taxation has been restated to a fully tax-equivalent basis using a corporate federal tax rate of 35% and 34% for the quarters ended September 30, 2006 and 2005, respectively. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

     Net interest income on a tax-equivalent basis decreased $201 thousand, or 1.4%, to $13.8 million for the quarter ended September 30, 2006 as compared to the same quarter in 2005. The tax equivalent basis adjustments for the quarters ended September 30, 2006 and 2005 were $348 thousand and $287 thousand, respectively. The decrease in net interest income was offset by4 a 6.7% growth in interest earning assets. This interest earning asset growth was funded by cash flows from the securities portfolio, deposit liabilities, and borrowings. The margin for the third quarter of 2006 was 3.71%, a decrease of 31 basis points as compared to the same quarter in 2005.

     Interest income, on a tax-equivalent basis, totaled $24.0 million for the third quarter of 2006, an increase of $3.7 million, or 18.0%, as compared to the same quarter in 2005. The increase was mostly attributable to the growth in interest earning assets and the shift in asset mix as average loans grew $113.0 million, while average investments declined by $18.8 million.

     Interest expense totaled $10.2 million for the third quarter of 2006, an increase of $3.9 million, as compared to the same period in 2005. The increase in interest expense was a result of the increase in rates paid on interest bearing deposits and an increase in borrowings partially offset by a decrease in interest bearing deposits. The average rate paid on interest bearing deposit liabilities increased by 105 basis points to 3.14% for the quarter ended September 30, 2006 as compared to the same period in 2005. Interest bearing deposits decreased on average $12.7 million, or 1.3%, for the third quarter of 2006 as compared to the same period in 2005.

----------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
----------------------------------------------------------------------------------------------------------------------------
for the quarter ended September 30,
(dollars in thousands)                                                 2006                               2005
                                                        --------------------------------   ---------------------------------
(unaudited)                                               Average                Average     Average                Average
                                                          Balance    Interest    Rate        Balance     Interest    Rate
                                                        ----------  ----------  --------   -----------  ---------  --------
                           Assets
Interest earning assets:
Loans (1)                                               $1,139,639     $20,153     7.07 %   $1,026,631    $17,120      6.67 %
Taxable securities (4)                                     280,384       2,870     4.09        299,663      2,401      3.20
Tax-exempt securities (2) (4)                               64,564         977     6.05         64,078        809      5.05
Federal funds sold and interest earning deposits               409           5     4.89          1,968         17      3.46
                                                        ----------  ----------   ------    -----------  ---------  --------
     Total interest-earning assets                       1,484,996      24,005     6.47      1,392,340     20,347      5.85
                                                                    ----------                          ---------

Non-interest earning assets:
Cash and due from banks                                     34,797                              36,446
Allowance for loan and lease losses                        (10,396)                            (10,113)
Other assets                                               131,485                             116,003
                                                        ----------                         -----------
     Total assets                                       $1,640,882                          $1,534,676
                                                        ===========                        ===========

            Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                               $  996,813       7,828     3.14     $1,009,488      5,265      2.09
Borrowings and subordinated debentures                     206,889       2,387     4.62        111,292      1,091      3.92
                                                        ----------  ----------   ------    -----------  ---------  --------
     Total interest-bearing liabilities                  1,203,702      10,215     3.39      1,120,780      6,356      2.27
                                                                    ----------                          ---------

Non-interest bearing liabilities
Demand deposits                                            239,441                             246,923
Other liabilities                                           12,291                              10,867
                                                        ----------                         -----------
     Total liabilities (3)                               1,455,434                           1,378,570
Stockholders' equity                                       185,448                             156,106
                                                        ----------                         -----------
     Total liabilities and stockholders' equity         $1,640,882                          $1,534,676
                                                        ==========                         ===========

Net interest income (tax-equivalent basis)                              13,790     3.08                    13,991      3.58
Tax-equivalent basis adjustment                                           (348)                              (287)
                                                                    ----------                          ---------
     Net interest income                                               $13,442                            $13,704
                                                                    ==========                          =========

Net interest income as a percent of interest-earning
assets (tax-equivalent basis)                                                      3.71 %                              4.02 %
-----------------------------------------------------------------------------------------------------------------------------------
(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio.  When applicable, tax exempt loans are computed on a fully taxable equivalent basis using a corporate federal tax rate of 35% and 34% for the quarter ended September 30, 2006 and 2005, respectively.
(2) Computed on a fully taxable equivalent basis using a corporate federal tax rate of 35% and 34% for the quarter ended
    September 30, 2006 and 2005, respectively.
(3) All deposits are in domestic bank offices.
(4) The average balances are based on historical cost and do not reflect unrealized gains or losses.

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's estimate of the amount necessary to bring the ALLL to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan and lease portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments: Allowance for Loan and Lease Losses" above. In the third quarter of 2006 and 2005, the Company's provision for loan and lease losses was $150 thousand and $300 thousand, respectively.

Non-interest Income

     For the quarter ended September 30, 2006, non-interest income totaled approximately $2.4 million, a decrease of $322 thousand, or 12.0%, as compared to the same period in 2005. The change was largely due to a decrease in net gains on sale of loans and leases and commissions on sales of mutual fund and annuities of $323 thousand and $97 thousand, respectively. This was partly offset by an increase in "other" non-interest income of $109 thousand.

Non-interest Expense

     For the quarter ended September 30, 2006, non-interest expense was approximately $9.7 million, an increase of $429 thousand, as compared to the same period in 2005. This increase was largely due to the operating expenses associated with the acquisition of Franklin Bank, which was acquired on October 13, 2005, and an increase in "other" non-interest expense of $199 thousand.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 30.6% for the three months ended September 30, 2006 as compared to 31.6% for the same period of 2005. The decline in the tax rate was partly attributable to the increase in non-taxable interest income.

                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                              RESULTS OF OPERATIONS

Summary

     For the nine months ended September 30, 2006, the Company reported earnings per diluted common share of $0.61, as compared to $0.69 for the same period in 2005. Net income for the nine months ended September 30, 2006 was approximately $12.8 million compared to approximately $13.6 million for the same period in 2005. The earnings per share were primarily affected by increases in non-interest expense of 8.7% and an increase in the average diluted shares outstanding offset somewhat by increases in net interest income of 0.5% and non-interest income of 6.5%.

     The Company's return on average assets decreased to 1.04% for the nine months ended September 30, 2006 as compared to 1.21% for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, the Company's return on average stockholders' equity was 9.32% and 11.84%, respectively. The changes in return on average assets and equity were primarily the result of the decline in the net interest margin.

Net Interest Income

     Net interest income is the most significant source of the Company's operating income. A portion of the Company's total interest income is derived from investments that are exempt from federal taxation. The amount of pretax income realized from those investments, due to the tax exemption, is less than the amount of pretax income realizable from comparable investments subject to federal taxation. For purposes of the following discussion, interest income exempt from federal taxation has been restated to a fully tax-equivalent basis using a corporate federal tax rate of 35% and 34% for the nine month periods ended September 30, 2006 and 2005, respectively. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

     Net interest income on a tax-equivalent basis increased $556 thousand, or 1.3%, to $42.0 million for the nine months ended September 30, 2006 as compared to the same quarter in 2005. The tax equivalent basis adjustments for the nine months ended September 30, 2006 and 2005 were $1.1 million and $706 thousand, respectively. The increase in net interest income was due mostly to an 8.8% growth in interest earning assets. This interest earning asset growth was funded by cash flows from the securities portfolio, deposit liabilities, and borrowings. The margin for the nine months ended September 30, 2006 was 3.78%, a decrease of 29 basis points as compared to the same period in 2005.

     Interest income, on a tax-equivalent basis, totaled $69.8 million for the nine months ended September 30, 2006, an increase of $12.2 million, or 21.2%, as compared to the same quarter in 2005. The increase was mostly attributable to the growth in interest earning assets and the shift in asset mix as average loans grew $136.4 million, while average investments declined by $13.4 million.

     Interest expense totaled $27.8 million for the first nine months of 2006, an increase of $11.7 million, as compared to the same period in 2005. The increase in interest expense was a result of the increase in rates paid on interest bearing deposits, an increase in borrowings and subordinated debentures. The average rate paid on interest bearing deposit liabilities increased by 100 basis points to 2.84% for the nine months ended September 30, 2006 as compared to the same period in 2005. Interest bearing deposits grew on average $4.9 million, or 0.5%, for the first nine months of 2006 as compared to the same period in 2005.

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

-------------------------------------------------------------------------------------------------------------------------------
Analysis of Net Interest Income
-------------------------------------------------------------------------------------------------------------------------------
for the nine months ended September 30
(dollars in thousands)                                                    2006                                  2005
                                                          --------------------------------    ---------------------------------
(unaudited)                                                 Average                Average      Average                Average
                                                             Balance    Interest     Rate        Balance    Interest     Rate
                                                          -----------  ---------- --------    -----------  ---------  ---------
                          Assets
Interest earning assets
Loans (1)                                                  $1,124,914    $58,644     6.95 %    $  988,490   $47,982      6.47 %
Taxable securities (4)                                        289,231      8,211     3.79         319,940     7,660      3.19
Tax-exempt securities (2) (4)                                  67,705      2,978     5.86          50,413     1,963      5.19
Federal funds sold and interest earning deposits                  140          5     4.76             717        18      3.35
                                                          -----------  ---------- --------    -----------  ---------  --------
     Total interest-earning assets                          1,481,990     69,838     6.28       1,359,560    57,623      5.65
                                                                       ----------                          ---------  --------

Non-interest earning assets
Cash and due from banks                                        36,128                              36,145
Allowance for loan and lease losses                           (10,567)                             (9,994)
Other assets                                                  131,752                             115,561
                                                          -----------                         -----------
     Total assets                                          $1,639,303                          $1,501,272
                                                          ===========                         ===========

            Liabilities and stockholders' equity
Interest-bearing liabilities
Interest bearing deposits                                  $1,006,000     21,404     2.84      $1,001,073    13,782      1.84
Borrowings and subordinated debentures                        192,962      6,419     4.44          93,071     2,382      3.41
                                                          -----------  ---------- --------    -----------  ---------  --------
     Total interest-bearing liabilities                     1,198,962     27,823     3.09      $1,094,144    16,164      1.97
                                                                       ----------                          ---------

Non-interest bearing liabilities
Demand deposits                                               245,641                             243,574
Other liabilities                                              11,877                              10,253
                                                          -----------                         -----------
     Total liabilities (3)                                  1,456,480                           1,347,971
Stockholders' equity                                          182,823                             153,301
                                                          -----------                         -----------
     Total liabilities and stockholders' equity            $1,639,303                          $1,501,272
                                                          ===========                         ===========

Net interest income (tax-equivalent basis)                                42,015     3.19                    41,459      3.68
Tax-equivalent basis adjustment                                           (1,074)                              (706)
                                                                       ----------                          ---------
     Net interest income                                                 $40,941                            $40,753
                                                                       ==========                          =========

Net interest income as a percent of interest-earning
assets (tax-equivalent basis)                                                        3.78 %                              4.07 %
-------------------------------------------------------------------------------------------------------------------------------
(1) Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio.  When applicable, tax exempt loans are computed on a fully taxable equivalent basis using a corporate federal tax rate of 35% and 34% for the quarter ended September 30, 2006 and 2005, respectively.
(2) Computed on a fully taxable equivalent basis using a corporate federal tax rate of 35% and 34% for the quarter ended
    September 30, 2006 and 2005, respectively.
(3) All deposits are in domestic bank offices.
(4) The average balances are based on historical cost and do not reflect unrealized gains or losses.

Provision for Loan and Lease Losses

     The provision for loan and lease losses represents management's estimate of the amount necessary to bring the ALLL to a level that management considers adequate to reflect the risk of estimated losses inherent in the Company's loan and lease portfolio as of the balance sheet date. A more detailed discussion of the evaluation of the ALLL can be found in the section titled "Critical Accounting Policies and Judgments: Allowance for Loan and Lease Losses" above. In the first nine months of 2006 and 2005, the Company's provision for loan and lease losses was $450 thousand and $700 thousand, respectively.

Non-interest Income

     For the nine months ended September 30, 2006, non-interest income totaled $7.8 million, an increase of $474 thousand, or 6.5%, as compared to the same period in 2005. The change was largely due to an increase in "other" non-interest income and service charges on deposits of $680 thousand and $147 thousand, respectively. This was partly offset by declines in net gains on sale of securities and commissions on mutual funds and annuities of $264 thousand and $150 thousand, respectively. The increase in "other" non-interest income was due in part to an increase in referral income and servicing fee income relating to the sales of Small Business Administration (SBA) loans.

Non-interest Expense

     For the nine months ended September 30, 2006, non-interest expense was $30.0 million, an increase of $2.4 million, as compared to the same period in 2005. This increase was largely due to the operating expenses associated with the acquisition of Franklin Bank, which was acquired on October 13, 2005, and an increase in "other" non-interest expense of $851 thousand. The increase in "other" non-interest expense was principally due to an increase in legal fees of $511 thousand, of which $380 thousand was related to the Company's anticipated merger with TD Banknorth Inc., which is expected to close in the first quarter of 2007. The aforementioned increases were partly offset by a decrease in advertising and promotion expense of $336 thousand.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 30.3% for the nine months ended September 30, 2006 as compared to 31.3% for the same period of 2005. The decline in the tax rate was partly attributable to the increase in non-taxable interest income.

                               FINANCIAL CONDITION

Cash and Cash Equivalents

     At September 30, 2006, cash and cash equivalents totaled $38.0 million as compared to $42.6 million at December 31, 2005.

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

     The Company's U.S. Government-Sponsored Enterprises securities at September 30, 2006 and 2005 are not guaranteed by the U.S. Government; however, they are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At September 30, 2006 and 2005, approximately $23.4 million and $32.4 million, respectively, are bond or tax anticipation notes from local municipalities, which are not rated.

     The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, provide a source of income, ensure collateral is available for pledging requirements and manage asset quality diversification. At September 30, 2006, investment securities totaled $317.0 million and represented 19.6% of total assets, as compared to $356.5 million and 21.9%, respectively, at December 31, 2005. Securities AFS comprised 90.3% of the total securities portfolio at September 30, 2006 as compared to 90.0% at December 31, 2005. At September 30, 2006, the Company had a net unrealized loss of $2.1 million as compared to a net unrealized loss of $3.3 million at December 31, 2005. The decrease in value was attributed to an increase in market interest rates during that period.

     Proceeds from the sale of securities AFS amounted to $36.2 million and $89.9 million for the nine months ended September 30, 2006 and 2005, respectively, which resulted in gross realized gains of $176 thousand and $747 thousand for those periods, respectively. Gross realized losses from the sale of securities AFS amounted to $46 thousand and $361 thousand for the nine months ended September 30, 2006 and 2005, respectively. Proceeds from the sale of securities HTM amounted to $270 thousand for the nine months ended September 30, 2005, which resulted in realized gains of $8 thousand. The HTM securities had significantly paid down to less than 85% of the original purchased balance through normal principal amortization and prepayments. These amounts are included in net gain on sale of securities in the unaudited condensed consolidated statements of income.

Loans

     Total loans amounted to $1.14 billion at September 30, 2006, an increase of $34.1 million from $1.10 billion at December 31, 2005. The growth was attributable to increases in commercial mortgage loans and construction loans of $25.7 million and $18.1 million, respectively.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans, restructured loans, foreclosed real estate and other repossessed assets. The Company's nonperforming assets at September 30, 2006 amounted to $3.9 million as compared to $3.7 million at December 31, 2005. The ratio of nonperforming assets to total loans and foreclosed real estate and other repossessed assets increased to 0.34% at September 30, 2006 from 0.33% at December 31, 2005.

     The following table lists nonaccrual loans and foreclosed real estate and other repossessed assets at September 30, 2006, and December 31, 2005: (in thousands)

                                               ---------------  --------------
                                                September 30,    December 31,
                                                     2006            2005
                                               ---------------  --------------

  Nonaccrual loans                               $       2,705    $      3,558
  Troubled debt restructurings                           1,013               -
  Foreclosed and other repossessed assets                  148             122
                                               ---------------- --------------
    Total nonperforming assets                   $       3,866    $      3,680
                                               ===============  ==============

Allowance for Loan and Lease Losses

     The ALLL is generally established through periodic charges to income through the provision for loan and lease losses. During the nine months ended September 30, 2006, the ALLL remained relatively flat at $10.3 million. Loan losses are charged against the ALLL when management believes that the probable future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan and lease losses is increased.

     The Company considers the ALLL of $10.3 million adequate to cover estimated losses inherent in the loan portfolio that may become uncollectible based on management's periodic evaluations of the loan portfolio and other relevant factors. The evaluations are inherently subjective as they require material estimates including such factors as potential loss factors, changes in trend of non-performing loans, current state of local and national economy, value of collateral changes in the composition and volume of the loan portfolio, review of specific problem loans and management's assessment of the inherent risk and overall quality of the loan portfolio. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends.

     The following table presents the provisions for loan and lease losses, loans charged-off and recoveries on loans previously charged-off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the three and nine months ended September 30, 2006 and 2005: (dollars in thousands) (unaudited)

                                             -----------------------   ----------------------
                                                Three months ended       Nine months ended
                                                   September 30,            September 30,
                                             -----------------------   ----------------------
                                                2006         2005         2006        2005
                                             -----------  ----------   ----------   ---------
Average loans outstanding                    $ 1,139,639  $1,026,631   $1,124,914    $988,490
                                             ===========  ==========   ==========   =========

Allowance at beginning of period             $    10,649  $    9,945   $   10,646    $  9,797
                                             -----------  ----------   ----------   ---------
Loans charged-off:
          Commercial and financial                    18          68          176         157
          Commercial lease financing                 494          31          691         264
          Consumer loans                               5           5            8          18
                                             -----------  ----------   ----------   ---------
              Total                                  517         104          875         439
                                             -----------  ----------   ----------   ---------

Recoveries of loans previously charged-off:
          Real estate                                  -           -            -          72
          Commercial and financial                    23          12           80          12
          Commercial lease financing                   -           -            -           -
          Consumer loans                               -           6            4          17
                                             -----------  ----------   ----------   ---------
              Total                                   23          18           84         101
                                             -----------  ----------   ----------   ---------
Net loans charged-off                                494          86          791         338
                                             -----------  ----------   ----------   ---------

Provision for loan and lease losses                  150         300          450         700
                                             -----------  ----------   ----------   ---------
Allowance at end of period                   $    10,305  $   10,159   $   10,305    $ 10,159
                                             ===========  ==========   ==========   =========

Allowance to loans (end of period)                  0.91 %      0.97 %       0.91 %      0.97 %
Ratio of net charge-offs to average loans
   (annualized)                                     0.17 %      0.03 %       0.09 %      0.05 %

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

     At September 30, 2006 total deposits declined $27.3 million, or 2.2%, to $1.23 billion from December 31, 2005. The decrease was largely in non-interest bearing demand deposits, which declined $33.7 million, or 13.0%, to $226.4 million at September 30, 2006 from December 31, 2005. At September 30, 2006, non-interest bearing demand deposits equated to 18.4% of total deposits, which was down from 20.6% at December 31, 2005. Other interest-bearing deposits remained at $687.4 million at September 30, 2006 and represented 55.8% of total deposits as compared to 54.6% of total deposits at December 31, 2005. Time deposits amounted to $319.0 million, or 25.8%, of total deposits at September 30, 2006, as compared to $312.5 million, or 24.8% of total deposits at December 31, 2005.

         The following table reflects the composition of deposit liabilities:
(dollars in thousands) (unaudited)

                                     --------------    ------------
                                     September 30,     December 31,
                                          2006             2005
                                     --------------    ------------

Non-interest bearing demand deposits    $   226,433     $   260,151
Interest bearing demand deposits            479,466         466,436
Savings deposits                            110,711         121,093
Money market deposits                        97,231          99,907
Time deposits                               318,992         312,521
                                     --------------    ------------
    Total                               $ 1,232,833     $ 1,260,108
                                     ==============    ============

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

     The Company does not have any material exposure to foreign currency exchange rate risk or commodity price risk. The Company did not enter into any market rate sensitive instruments for trading purposes nor did it engage in any trading or hedging transactions utilizing derivative financial instruments during the first nine months of 2006. The Company's real estate loan portfolio, concentrated primarily in northern New Jersey, is subject to risks associated with the local and regional economies. The Company's primary source of market risk exposure arises from changes in market interest rates ("interest rate risk").

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

     The Company manages interest rate risk exposure with the utilization of financial modeling and simulation techniques. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The objective of the Company is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. The Company reviews and validates these assumptions at least annually or more frequently if economic or other conditions change. At September 30, 2006, the Company simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 200 basis point declining interest rate environment. Based on that simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 2.9%. At September 30, 2006, the Company was within policy limits established by the board of directors for changes in net interest income and future economic value of equity. The following table illustrates the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 200 basis point declining interest rate environment: (unaudited)


                        --------------------------------------------------
                        Percentage Change in Estimated Net Interest Income
                                    over a twelve month horizon
                        --------------------------------------------------
                              September 30,       September 30,
                                   2006               2005
                             ---------------    ---------------
+200 basis points                      -2.9 %             -4.9 %
+100 basis points                      -1.1               -2.1
-100 basis points                       5.6                1.1
-200 basis points                       6.2                0.0

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

     A banking organzation's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to certain limitations) and minority interests, less goodwill and any unrealized gains or losses. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities that exceed Tier 1 limits, certain other capital instruments and term subordinated debt. Total capital is the sum of core and supplementary capital. The Company's $20 million of trust preferred securities is considered Tier 1 capital by the Federal Reserve Board.

     At September 30, 2006, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

     Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2006, the minimum leverage ratio requirement to be considered adequately capitalized was 3%.

     The capital levels of the Company and the Bank at September 30, 2006, and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

     The  Company's  and the Bank's  capital  amounts and ratios are as follows:
(dollars in thousands)

                                                                                                     To Be "Well
                                                                                                 Capitalized" Under
                                                                            For Capital           Prompt Corrective
                                                     Actual              Adequacy Purposes        Action Provisions
                                            ------------------------   ----------------------   ---------------------
                                              Amount        Ratio         Amount      Ratio       Amount      Ratio
                                            -----------   ----------   ------------  --------   ----------  ---------
As of September 30, 2006 (unaudited):
   Total Capital (to Risk Weighted Assets):
     The Company                             $ 148,942        12.41 %     $ 96,030      8.00 %        N/A        N/A
     The Bank                                  148,948        12.38 %       96,242      8.00 %  $ 120,303      10.00 %
   Tier 1 Capital (to Risk Weighted Assets):
     The Company                               138,617        11.55 %       48,121      4.00 %        N/A        N/A
     The Bank                                  138,623        11.52 %       48,282      4.00 %     72,182       6.00 %
   Tier 1 Capital (to Average Assets):
     The Company                               138,617         8.80 %       47,233      3.00 %        N/A        N/A
     The Bank                                  138,623         8.79 %       47,310      3.00 %     78,850       5.00 %

As of December 31, 2005:
   Total Capital (to Risk Weighted Assets):
     The Company                             $ 139,560        11.93 %     $ 93,595      8.00 %        N/A        N/A
     The Bank                                  140,863        11.98 %       94,042      8.00 %  $ 117,553      10.00 %
   Tier 1 Capital (to Risk Weighted Assets):
     The Company                               128,894        11.02 %       46,797      4.00 %        N/A        N/A
     The Bank                                  130,197        11.08 %       47,021      4.00 %     70,532       6.00 %
   Tier 1 Capital (to Average Assets):
     The Company                               128,894         8.20 %       47,158      3.00 %        N/A        N/A
     The Bank                                  130,197         8.29 %       47,110      3.00 %     78,516       5.00 %

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

     The Company's most liquid assets are cash and cash equivalents. At September 30, 2006, the total of such assets amounted to $38.0 million, or 2.3%, of total assets, compared to $42.6 million, or 2.6%, of total assets at December 31, 2005.

     Financing for the Company's loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At September 30, 2006 and December 31, 2005, total deposits amounted to $1.23 billion and $1.26 billion, respectively. In addition, the Company supplemented the more traditional funding sources with borrowings from the Federal Home Loan Bank of New York ("FHLB") and with securities sold under agreements to repurchase ("REPOS"). At September 30, 2006, short-term borrowings from the FHLB and REPOS amounted to $64.6 million and $12.3 million, respectively, as compared to $46.2 million and $3.9 million, respectively, at December 31, 2005.

     Another significant liquidity source is the Company's securities portfolio. Total securities at September 30, 2006 amounted to $317.0 million, a decrease of $39.5 million, from $356.5 million at December 31, 2005. At September 30, 2006 securities AFS amounted to $286.3 million, or 90.3%, of total securities compared to $320.8 million, or 90.0%, of total securities at December 31, 2005.

     In addition to the aforementioned sources of liquidity, the Company has available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has a $101.8 million line of credit available through its membership in the FHLB of which $44.6 million was utilized at September 30, 2006.

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the unaudited Condensed Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. At September 30, 2006 outstanding commitments to fund loans totaled $318.1 million and outstanding standby letters of credit totaled $5.4 million.

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

Item 4:  CONTROLS AND PROCEDURES

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended September 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

          The Company's business could be adversely affected by uncertainty related to the proposed merger and contractual restrictions while the proposed merger is pending.

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

               Completion of the merger is subject to the satisfaction of various conditions, including the approval by our shareholders, as well as regulatory approvals. Although our shareholders have approved the merger and all required regulatory approvals have been obtained, there is no assurance that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, we will be subject to several risks, including the following:

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


Dated: November 9, 2006